Form 10-Q
period 2014-06-30
HERITAGE OAKS BANCORP
filed 2014-08-01
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014.

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

YES [    ]    NO [ X ]

As of July 28, 2014 there were 33,032,436 shares of the registrant’s common stock outstanding.

Heritage Oaks Bancorp

FORM 10-Q

For the Three Months and Six Months Ended June 30, 2014

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Financial Statements

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(dollar amounts in thousands except per share data)	2014	2013

Assets
Cash and due from banks	$19,162	$11,336
Interest earning deposits in other banks	64,594	14,902
Total cash and cash equivalents	83,756	26,238

Investment securities available for sale, at fair value	359,630	276,795
Loans held for sale, at lower of cost or fair value	8,409	2,386
Gross loans	1,096,883	827,484
Net deferred loan fees	(1,350)	(1,281)
Allowance for loan and lease losses	(16,635)	(17,859)
Net loans held for investment	1,078,898	808,344
Premises and equipment, net	35,234	24,220
Premises and equipment held for sale	4,581	-
Deferred tax assets, net	28,863	21,624
Bank-owned life insurance	24,383	15,826
Federal Home Loan Bank stock	7,853	4,739
Goodwill	24,475	11,237
Other intangible assets	5,941	1,344
Other real estate owned	248	-
Other assets	15,401	10,898

Total assets	$1,677,672	$1,203,651

Liabilities
Non-interest bearing deposits	$461,559	$291,856
Interest bearing deposits	932,624	682,039
Total deposits	1,394,183	973,895
Short term FHLB borrowing	2,000	29,000
Long term FHLB borrowing	65,566	59,500
Junior subordinated debentures	13,125	8,248
Other liabilities	11,593	6,581

Total liabilities	1,486,467	1,077,224

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized:
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of June 30, 2014 and December 31, 2013	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding:
33,032,436 shares and 25,397,780 shares as of June 30, 2014 and December 31, 2013, respectively	161,912	101,511
Additional paid in capital	6,196	6,020
Retained earnings	19,903	18,717
Accumulated other comprehensive loss, net of tax benefit of ($286) and ($2,395) as of June 30, 2014 and December 31, 2013, respectively	(410)	(3,425)

Total shareholders’ equity	191,205	126,427

Total liabilities and shareholders’ equity	$1,677,672	$1,203,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands except per share data)	2014	2013	2014	2013

Interest Income
Loans, including fees	$14,547	$9,787	$26,403	$19,384
Investment securities	1,819	1,213	3,409	2,646
Other interest-earning assets	175	75	331	118
Total interest income	16,541	11,075	30,143	22,148
Interest Expense
Deposits	928	710	1,743	1,370
Other borrowings	416	216	752	421
Total interest expense	1,344	926	2,495	1,791
Net interest income before provision for loan losses	15,197	10,149	27,648	20,357
Provision for loan and lease losses	-	-	-	-
Net interest income after provision for loan and lease losses	15,197	10,149	27,648	20,357
Non-Interest Income
Fees and service charges	1,394	1,120	2,539	2,135
Net gain on sale of mortgage loans	364	915	552	1,436
Other mortgage fee income	105	174	159	427
Gain on sale of investment securities	101	5	99	3,591
Other income	512	698	877	984
Total non-interest income	2,476	2,912	4,226	8,573
Non-Interest Expense
Salaries and employee benefits	6,340	4,814	11,957	10,006
Occupancy and equipment	1,748	1,256	3,213	2,453
Information technology	952	640	1,647	1,267
Professional services	1,038	691	1,771	1,351
Regulatory assessments	307	270	511	639
Sales and marketing	190	147	363	268
Foreclosed asset costs and write-downs	55	53	127	108
Provision for mortgage loan repurchases	-	-	-	570
Amortization of intangible assets	297	100	463	200
Merger, restructure, and integration	922	-	8,037	2
Other expense	1,137	669	1,935	1,524
Total non-interest expense	12,986	8,640	30,024	18,388
Income before income taxes	4,687	4,421	1,850	10,542
Income tax expense	1,738	1,705	664	4,096
Net income	2,949	2,716	1,186	6,446
Dividends and accretion on preferred stock	-	359	-	717
Net income available to common shareholders	$2,949	$2,357	$1,186	$5,729

Earnings Per Common Share
Basic	$0.09	$0.09	$0.04	$0.22
Diluted	$0.09	$0.09	$0.04	$0.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013

Net income	$2,949	$2,716	$1,186	$6,446
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	2,422	(5,241)	5,223	(5,726)
Reclassification for net (gains) on investments included in net income	(101)	(5)	(99)	(3,591)
Other comprehensive income (loss), before income tax expense (benefit)	2,321	(5,246)	5,124	(9,317)
Income tax expense (benefit) related to items of other comprehensive income	955	(2,160)	2,109	(3,835)
Other comprehensive income (loss)	1,366	(3,086)	3,015	(5,482)
Comprehensive income (loss)	$4,315	$(370)	$4,201	$964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
		Common Stock		Additional		Other	Total
	Preferred	Number of		Paid-In	Retained	Comprehensive	Shareholders’
(dollar amounts in thousands)	Stock	Shares	Amount	Capital	Earnings	Income/(loss)	Equity

Balance, January 1, 2013	$24,140	25,307,110	$101,354	$7,337	$8,773	$3,925	$145,529

Accretion on Series A preferred stock discount	190				(190)		-
Dividends paid on preferred stock					(525)		(525)
Exercise of stock options		18,480	73				73
Issuance of restricted share awards		25,862					-
Forfeiture of restricted share awards		(8,892)					-
Tax impact of share-based compensation expense			4				4
Share-based compensation expense				243			243
Net income					6,446		6,446
Other comprehensive loss						(5,482)	(5,482)

Balance, June 30, 2013	$24,330	25,342,560	$101,431	$7,580	$14,504	$(1,557)	$146,288

Balance, January 1, 2014	3,604	25,397,780	101,511	6,020	18,717	(3,425)	126,427

Issuance of common stock in merger		7,541,326	60,255				60,255
Stock issuance costs				(290)			(290)
Exercise of stock options		38,617	132				132
Share-based compensation expense				466			466
Tax impact of share-based compensation expense			14				14
Issuance of restricted share awards		80,575					-
Forfeiture of restricted share awards		(25,862)					-
Net income					1,186		1,186
Other comprehensive income						3,015	3,015

Balance, June 30, 2014	$3,604	33,032,436	$161,912	$6,196	$19,903	$(410)	$191,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
(dollar amounts in thousands)	2014	2013

Cash flows from operating activities:
Net income	$1,186	$6,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	938	710
Write-downs on premises and equipment held for sale	799	-
Amortization of premiums / discounts on investment securities, net	2,233	2,086
Amortization of intangible assets	463	200
Accretion of discount on purchased loans	1,343	-
Amortization of premium on junior subordinated debentures	68	-
Share-based compensation expense	466	243
Gain on sale of available for sale securities	(99)	(3,591)
Originations of loans held for sale	(40,674)	(89,060)
Proceeds from sale of loans held for sale	34,651	101,823
Net increase in bank owned life insurance	(294)	(244)
Decrease in deferred tax asset	3,170	4,007
Gain on sale of foreclosed collateral	(18)	-
Tax impact of share based compensation expense	14	4
(Decrease) / increase in other assets	(1,798)	641
Increase in other liabilities	2,697	132

Net Cash Provided By Operating Activities	5,145	23,397

Cash flows from investing activities:
Net cash and cash equivalents acquired in MISN merger	28,298	-
Purchase of securities, available for sale	(103,232)	(89,559)
Sale of securities, available for sale	78,389	105,097
Maturities and calls of securities, available for sale	-	544
Proceeds from principal paydowns of securities, available for sale	21,157	26,249
Proceeds from the sale of premises and equipment held for sale	1,170	-
Purchase of FHLB stock	(941)	(164)
Decrease / (increase) in loans, net	7,821	(58,809)
Allowance for loan loss recoveries	540	683
Purchase of property, premises and equipment, net	(2,689)	(2,395)
Proceeds from sale of foreclosed collateral	231	1,374

Net Cash Provided By (Used In) Investing Activities	30,744	(16,980)

Cash flows from financing activities:
Increase in deposits, net	48,787	12,459
Proceeds from Federal Home Loan Bank borrowing	15,000	99,000
Repayments of Federal Home Loan Bank borrowing	(42,000)	(113,000)
Proceeds from exercise of stock options	132	73
Stock issuance costs	(290)	-
Preferred stock dividends paid	-	(526)

Net Cash Provided By (Used In) Financing Activities	21,629	(1,994)

Net increase in cash and cash equivalents	57,518	4,423
Cash and cash equivalents, beginning of period	26,238	34,116

Cash and cash equivalents, end of period	$83,756	$38,539

Supplemental Cash Flow Information

Cash Flow Information
Interest paid	$2,420	$1,738
Income taxes paid	$600	$2,100

Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$5,124	$(9,317)
Loans transferred to foreclosed collateral	$396	$1,374
Land and buildings transferred to held for sale	$1,730	$-
Accretion of preferred stock discount	$-	$190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 7 -

Heritage Oaks Bancorp

And Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Summary of Significant Accounting Policies

Description of Business

Heritage Oaks Bancorp (“Bancorp”) is a California corporation organized in 1994 to act as the holding company for Heritage Oaks Bank (the “Bank”), which opened for business in 1983.  The Bank operates within San Luis Obispo, Santa Barbara and Ventura counties.  The Bank offers traditional banking products such as checking, savings, money market accounts and certificates of deposit, as well as commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals.  Bancorp and subsidiaries are collectively referred to herein as the “Company.”  The Company is subject to a concentration risk associated with its banking operations in San Luis Obispo, Santa Barbara and Ventura Counties. No one customer accounts for more than 10% of revenue or assets in any period presented. The Company has no assets nor does it generate any revenue from outside of the United States. While the chief decision-makers of the Company monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In the opinion of Management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2013 Annual Report filed on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2014, file number 000-25020.

The consolidated financial statements include the accounts of Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated. On February 28, 2014, the Company acquired 100% of the outstanding common shares of Mission Community Bancorp (“MISN”).  MISN’s results of operations have been included in the Company’s results beginning March 1, 2014.  Heritage Oaks Capital Trust II (“Trust II”), Mission Community Capital Trust I (“Trust III”) and Santa Lucia Bancorp (CA) Capital Trust (“Trust IV”), which were formed solely for the purpose of issuing trust preferred securities, are unconsolidated subsidiaries, as the Company is not the primary beneficiary of the trusts. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or shareholders’ equity.

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

Heritage Oaks Bancorp | - 8 -

Note 1.  Summary of Significant Accounting Policies - continued

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

The Company accounts for purchased credit impaired loans on an individual loan level.  The Company estimates the amount and timing of expected cash flows for each loan and the expected cash flow in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield).  The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

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

Recent Accounting Guidance Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.  The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  The amendments within this update are effective for the quarter ending March 31, 2017.  The Company is currently in the process of evaluating the impact of the adoption of this update, but does not expect a material impact on the Company’s consolidated financial statements.

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

Heritage Oaks Bancorp | - 9 -

Note 2.  Business Combination

On February 28, 2014, the Company acquired 100% of the outstanding common shares of Mission Community Bancorp (“MISN”) and all unexercised warrants and options to purchase MISN common stock were cancelled, in exchange for 7,541,326 shares of the Company’s common stock and $8.7 million in cash.  In conjunction with the merger, MISN’s wholly-owned bank subsidiary, Mission Community Bank, was merged with and into Heritage Oaks Bank.  The transaction was valued at $69.0 million, based on the Company’s closing stock price of $7.99 on February 28, 2014.  With the acquisition, the Company believes it has created a more valuable community bank franchise, with a low-cost core deposit base, strong capital ratios, attractive net interest margins, lower operating costs, and better overall returns for the shareholders of the combined institution.  The Company also believes it now has a banking platform that is well positioned for future growth, both organically and through acquisitions.

The acquired assets and liabilities assumed have been recorded at fair value at the date of acquisition in these financial statements.  The following table presents a summary of acquired assets and liabilities assumed:

(dollar amounts in thousands)
Assets acquired
Cash and due from banks	$3,212
Interest earning deposits in other banks	34,386
Securities available for sale	76,159
Loans held for sale	338
Loans and leases receivable	280,316
Premises and equipment	15,820
Deferred tax assets, net	11,990
Goodwill	13,238
Core deposit intangible asset	5,060
Bank owned life insurance	8,263
Other assets	4,871
Total assets acquired	$453,653
Liabilities assumed
Deposits	$371,501
Advances from Federal Home Loan Bank	6,071
Junior subordinated debentures	4,804
Other liabilities	2,315
Total liabilities assumed	$384,691
Total consideration paid	$68,962

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and leases with a fair value and gross contractual amounts receivable of $267.3 million and $328.2 million, respectively, on the date of acquisition.  As of that date, contractual cash flows not expected to be collected on these non-impaired loans and leases totaled $5.4 million, which has been recorded as the credit risk component of the purchase discount, and which represents 2.0% of their gross outstanding principal balances.

Heritage Oaks Bancorp | - 10 -

Note 2.  Business Combination - continued

Goodwill of $13.2 million arising from the acquisition is largely attributable to synergies and cost savings resulting from combining the operations of the companies.  As this transaction was structured as a tax-free exchange, the goodwill will not be deductible for tax purposes.

The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  The fair value of $280.7 million of loans and leases receivable, $15.8 million of premises and equipment (including $3.6 million of premises and equipment held for sale), $12.0 million of income tax attributes related to the purchase accounting adjustments and MISN’s legacy deferred tax assets are subject to change pending receipt of the final valuations and analyses.  Loan and lease valuations may be adjusted based on new information obtained by the Company in future periods that may reflect conditions or events that existed on the acquisition date.  The fair value of premises and equipment held for sale may be adjusted upon final sale or revised appraised values.  Deferred tax assets may be adjusted for purchase accounting adjustments on open areas such as loans and leases or premises and equipment held for sale, or upon filing MISN’s final February 28, 2014 “stub” period tax return.  (See also Note 7. Income Taxes.)  The closing equity balance for MISN is also subject to adjustments for invoices received after the close of the transaction that were attributable to MISN’s operations through February 28, 2014.  Such adjustments would be reflected as additional liabilities as of the acquisition date, with a corresponding increase to goodwill.

The following table summarizes the consideration paid for MISN:

(dollar amounts in thousands)	February 28, 2014
Consideration Paid
Cash payments for MISN shares outstanding	$2,554
Cash payments for MISN warrants	5,766
Cash payments for MISN options	387
Shares issued, @ $7.99 per share	60,255
Total consideration	$68,962

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands except per share data)	2014	2013	2014	2013
Net interest Income	$15,002	$14,664	$30,380	$29,209
Provision for loan and lease losses	-	-	-	100
Non-interest income	2,476	3,562	4,840	10,204
Non-interest expense	12,986	13,093	33,459	27,300
Income before income taxes	4,492	5,133	1,761	12,013
Income tax expense	1,645	1,983	632	4,673
Net income	$2,847	$3,150	$1,129	$7,340
Earnings Per Common Share
Basic	$0.09	$0.11	$0.03	$0.19
Diluted	$0.09	$0.11	$0.03	$0.19

Heritage Oaks Bancorp  | - 11 -

Note 3.  Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At
June 30, 2014	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Obligations of U.S. government agencies	$-	$17,244	$-	$17,244
Mortgage backed securities:
Agency	-	237,546	-	237,546
Non-agency	-	9,292	-	9,292
Obligations of state and municipal securities	-	66,559	-	66,559
Asset backed securities	-	28,989	-	28,989

Total assets measured on a recurring basis	$-	$359,630	$-	$359,630

December 31, 2013
Assets
Obligations of U.S. government agencies	$-	$6,208	$-	$6,208
Mortgage backed securities:
Agency	-	182,931	-	182,931
Non-agency	-	11,032	-	11,032
Obligations of state and municipal securities	-	50,030	-	50,030
Asset backed securities	-	26,594	-	26,594

Total assets measured on a recurring basis	$-	$276,795	$-	$276,795

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

As of June 30, 2014 and December 31, 2013, there were no Level 3 instruments. There were also no changes in the balance sheet carrying value associated with recurring Level 3 financial instruments for the six months ended June 30, 2014.

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

Heritage Oaks Bancorp  | - 12 -

Note 3.  Fair Value of Assets and Liabilities - continued

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable		Year To
(dollar amounts in thousands)	Identical Assets	Inputs	Inputs	Assets At	Date Losses/
June 30, 2014	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Recoveries)
Assets
Impaired loans
Commercial real estate	$-	$-	$1,739	$1,739	$1,016
Land	-	-	4,170	4,170	(201)
Premises and equipment held for sale	-	-	947	947	159

Total assets measured on a non-recurring basis	$-	$-	$6,856	$6,856	$974

December 31, 2013
Assets
Impaired loans
Land	$-	$-	$4,170	$4,170	$(1,270)

Total assets measured on a non-recurring basis	$-	$-	$4,170	$4,170	$(1,270)

Premises and equipment held for sale valued at $1.7 million and impaired commercial real estate loans valued at $1.7 million were transferred into non-recurring Level 3 assets during the six months ended June 30, 2014.  Transfers out of non-recurring level three assets during the six months ended June 30, 2014 totaled $1.0 million, and related to the sale of premises and equipment held for sale.

There were no transfers into or out of Level 1 or Level 2 assets reported at fair value on either a recurring or non-recurring basis during the six months ended June 30, 2014 and 2013.

Heritage Oaks Bancorp  | - 13 -

Note 3.  Fair Value of Assets and Liabilities - continued

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments:

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(dollar amounts in thousands)	Carrying	Identical Assets	Inputs	Inputs
June 30, 2014	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash and cash equivalents	$83,756	$83,756	$-	$-	$83,756
Investment securities available for sale	359,630	-	359,630	-	359,630
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net of deferred fees and costs	1,095,533	-	-	1,095,537	1,095,537
Loans held for sale	8,409	-	8,409	-	8,409
Accrued interest receivable	5,189	-	1,865	3,324	5,189
Liabilities
Non-interest bearing deposits	461,559	461,559	-	-	461,559
Interest bearing deposits	932,624	-	938,362	-	938,362
Federal Home Loan Bank advances	67,566	-	67,048	-	67,048
Junior subordinated debentures	13,125	-	-	9,844	9,844
Accrued interest payable	361	-	361	-	361

December 31, 2013
Assets
Cash and cash equivalents	$26,238	$26,238	$-	$-	$26,238
Investment securities available for sale	276,795	-	276,795	-	276,795
Federal Home Loan Bank stock	4,739	-	-	-	N/A
Loans receivable, net of deferred fees and costs	826,203	-	-	827,105	827,105
Loans held for sale	2,386	-	2,386	-	2,386
Accrued interest receivable	4,027	-	1,397	2,630	4,027
Liabilities
Non interest-bearing deposits	291,856	291,856	-	-	291,856
Interest-bearing deposits	682,039	-	684,345	-	684,345
Federal Home Loan Bank advances	88,500	-	86,990	-	86,990
Junior subordinated debentures	8,248	-	-	7,595	7,595
Accrued interest payable	239	-	239	-	239

Information on off-balance-sheet instruments follows:

	June 30, 2014		December 31, 2013
	Notional	Cost to Cede	Notional	Cost to Cede
(dollar amounts in thousands)	Amount	or Assume	Amount	or Assume
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$255,509	$2,555	$198,481	$1,985

Heritage Oaks Bancorp  | - 14 -

Note 4.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale:

(dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2014	Cost	Gains	Losses	Fair Value
Obligations of U.S. government agencies	$17,374	$69	$(199)	$17,244
Mortgage backed securities
U.S. government sponsored entities and agencies	239,119	988	(2,561)	237,546
Non-agency	9,161	142	(11)	9,292
State and municipal securities	65,496	1,561	(498)	66,559
Asset backed securities	29,176	-	(187)	28,989

Total	$360,326	$2,760	$(3,456)	$359,630

December 31, 2013
Obligations of U.S. government agencies	$6,243	$11	$(46)	$6,208
Mortgage backed securities
U.S. government sponsored entities and agencies	186,981	342	(4,392)	182,931
Non-agency	10,924	156	(48)	11,032
State and municipal securities	51,532	269	(1,771)	50,030
Asset backed securities	26,935	-	(341)	26,594

Total	$282,615	$778	$(6,598)	$276,795

Other than Temporary Impairment (“OTTI”)

At the end of the first quarter of 2013, the Company sold the two private labeled mortgage backed securities in which OTTI losses had been recognized, as part of its repositioning of the longer duration portion of the investment portfolio, thereby eliminating all securities in the portfolio for which OTTI losses had been incurred.  These securities had an aggregate recorded fair value of $0.7 million ($1.0 million historical cost) at December 31, 2012. The following table provides information related to these two securities:

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
		OTTI Related			OTTI Related
	OTTI Related	to All Other	Total	OTTI Related	to All Other	Total
(dollars in thousands)	to Credit Loss	Factors	OTTI	to Credit Loss	Factors	OTTI
Balance, beginning of the period	$-	$-	$-	$109	$170	$279
Less: losses related to OTTI securities sold	-	-	-	(109)	(170)	(279)

Balance, end of the period	$-	$-	$-	$-	$-	$-

Heritage Oaks Bancorp  | - 15 -

Note 4.  Investment Securities - continued

The following table provides a summary of investment securities in an unrealized loss position:

(dollar amounts in thousands)	Less Than Twelve Months		Twelve Months or More
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2014	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government agencies	$12,659	$(199)	$-	$-	$12,659	$(199)
Mortgage backed securities
U.S. government sponsored entities and agencies	76,198	(581)	66,608	(1,980)	142,806	(2,561)
Non-agency	-	-	500	(11)	500	(11)
State and municipal securities	7,059	(50)	16,818	(448)	23,877	(498)
Corporate debt securities	-	-	-	-	-	-
Asset backed securities	2,614	(11)	17,504	(176)	20,118	(187)

Total	$98,530	$(841)	$101,430	$(2,615)	$199,960	$(3,456)

December 31, 2013
Obligations of U.S. government agencies	$2,773	$(45)	$40	$(1)	$2,813	$(46)
Mortgage backed securities
U.S. government sponsored entities and agencies	118,554	(3,140)	18,863	(1,252)	137,417	(4,392)
Non-agency	3,210	(48)	-	-	3,210	(48)
State and municipal securities	32,967	(1,675)	2,458	(96)	35,425	(1,771)
Asset backed securities	7,978	(246)	9,747	(95)	17,725	(341)

Total	$165,482	$(5,154)	$31,108	$(1,444)	$196,590	$(6,598)

A total of 88 securities were in an unrealized loss position as of June 30, 2014, and 96 as of December 31, 2013.  As of June 30, 2014, the Company believes that unrealized losses on its investment securities are not attributable to credit quality, but rather fluctuations in market prices for these investments.  In the case of the agency mortgage related securities, they have contractual cash flows guaranteed by agencies of the U.S. Government.  While the Company’s investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration dependent on the instrument’s priority in the overall cash flow structure and the characteristics of the loans underlying the investment security. Management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery in value.  As of June 30, 2014, the Company does not believe unrealized losses related to any of its securities are other than temporary.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30
(dollar amounts in thousands)	2014	2013	2014	2013
Proceeds	$62,826	$15,851	$78,389	$105,641
Gross gains	279	175	357	4,379
Gross losses	(178)	(170)	(258)	(788)

The income tax expense related to these net realized gains was $42 thousand and $2 thousand for the three months ended June 30, 2014 and 2013, respectively, and $41 thousand and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

Heritage Oaks Bancorp  | - 16 -

Note 4.  Investment Securities - continued

The amortized cost and fair value maturities of available for sale investment securities at June 30, 2014 are shown below. The table reflects the expected lives of mortgage backed securities, based on the Company’s historical prepayment experience, because borrowers may have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because the individual borrowers who are party to the loans underlying these securities have the right to call or prepay obligations with or without call or prepayment penalties.

(dollar amounts in thousands)
June 30, 2014	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$968	$1,622	$14,598	$56	$17,244
Mortgage backed securities
U.S. government sponsored entities and agencies	34,974	93,961	54,518	54,093	237,546
Non-agency	740	8,052	500	-	9,292
State and municipal securities	2,105	14,550	45,953	3,951	66,559
Asset backed securities	-	-	14,468	14,521	28,989
Total available for sale securities	$38,787	$118,185	$130,037	$72,621	$359,630

Amortized cost	$38,897	$118,444	$129,701	$73,284	$360,326

Weighted average yield	1.67%	2.06%	2.43%	2.77%	2.30%

Securities having an amortized cost and a fair value of $71.4 million and $70.9 million, respectively, at June 30, 2014, and $8.7 million and $9.0 million, respectively, at December 31, 2013 were pledged to secure public deposits. As of June 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

The following table summarizes earnings on both taxable and tax-exempt investment securities:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Taxable earnings on investment securities
Obligations of U.S. government agencies	$66	$22	$114	$53
Mortgage backed securities	1,194	793	2,219	1,623
State and municipal securities	2	-	2	5
Corporate debt securities	3	-	6	-
Asset backed securities	86	125	161	237
Non-taxable earnings on investment securities
State and municipal securities	468	273	907	728

Total	$1,819	$1,213	$3,409	$2,646

Heritage Oaks Bancorp  | - 17 -

Note 5.  Loans

The following table provides a summary of outstanding loan balances:

	June 30,			December 31,
	2014			2013
	Non-PCI	PCI	Total Loans	Non-PCI
(dollar amounts in thousands)	Loans	Loans	Receivable	Loans
Real Estate Secured
Multi-family residential	$48,458	$-	$48,458	$31,140
Residential 1 to 4 family	112,653	563	113,216	88,904
Home equity lines of credit	39,032	80	39,112	31,178
Commercial	560,559	4,974	565,533	432,203
Farmland	84,369	1,709	86,078	50,414
Land	26,670	969	27,639	24,523
Construction	18,059	-	18,059	13,699
Total real estate secured	889,800	8,295	898,095	672,061

Commercial
Commercial and industrial	143,895	2,509	146,404	119,121
Agriculture	41,142	1,171	42,313	32,686
Other	704	-	704	38
Total commercial	185,741	3,680	189,421	151,845

Installment loans to individuals	9,071	-	9,071	3,246
Overdrafts	296	-	296	332

Total gross loans	1,084,908	11,975	1,096,883	827,484

Net deferred loan fees	(1,350)		(1,350)	(1,281)
Allowance for loan losses	(16,635)		(16,635)	(17,859)

Total net loans	$1,066,923	$11,975	$1,078,898	$808,344

Loans held for sale	$8,409	$-	$8,409	$2,386

Total net loans in the table above include $280.3 million of loans acquired through the MISN acquisition at fair value on the acquisition date.  $267.5 million of these loans were acquired with no impairment while the remaining $12.8 million were determined to be purchased credit impaired (“PCI”) loans.  Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty to sixty days.  Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly caused by borrower fraud or misrepresentation.  Although the Company intends to vigorously challenge these and any future claims, the Company has a reserve of $0.4 million for these potential repurchases at June 30, 2014.  The Company has incurred losses of $1.6 million related to the settlement of nine loans since the beginning of 2011, the majority of which were associated with a group of loans originated and sold in 2007 that were made to related borrowers subsequently found guilty of financial fraud.

Under a blanket lien to the Federal Home Loan Bank (“FHLB”), the Bank has pledged $825.8 million in loans to secure a credit facility totaling $425.8 million, of which $67.5 million is outstanding, $11.5 million is available as a line of credit and $346.8 million is available for potential future borrowings.  The Bank also has a collateralized borrowing line with the Federal Reserve Bank secured by $12.3 million of loans as of June 30, 2014.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate totaling $898.1 million and $672.1 million at June 30, 2014 and December 31, 2013, respectively.  Such loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara and Ventura.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Heritage Oaks Bancorp  | - 18 -

Note 5.  Loans - continued

Loans Serviced for Others

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $56.4 million at June 30, 2014 and $22.6 million at December 31, 2013.

From time to time, the Company also originates SBA loans for sale for which it retains the servicing of the guaranteed portion of the loan sold.  At June 30, 2014 and December 31, 2013, the unpaid principal balance of SBA loans serviced for others totaled $28.3 million and $6.6 million, respectively.  The Company recognized $28 thousand and $357 thousand in gains from the sale of SBA loans in the first six months of 2014 and 2013, respectively.

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans:

(dollar amounts in thousands)		Unpaid	Impaired Loans		Specific
Non-PCI Loans	Recorded	Principal	With Specific	Without Specific	Allowance for
June 30, 2014	Investment (1)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$227	$359	$-	$227	$-
Home equity lines of credit	100	184	-	100	-
Commercial	2,525	4,593	-	2,525	-
Farmland	295	294	-	295	-
Land	7,807	12,313	6,507	1,301	2,331
Commercial
Commercial and industrial	5,533	6,661	1,833	3,700	584
Agriculture	726	764	-	726	-
Other	-	-	-	-	-
Installment loans to individuals	91	179	-	91	-

Totals	$17,304	$25,347	$8,340	$8,965	$2,915

(1)   Recorded investment in loans includes the book value of loans as adjusted for net deferred costs and fees attributable to the impaired loans.

(dollar amounts in thousands)		Unpaid	Impaired Loans		Specific
PCI Loans	Recorded	Principal	With Specific	Without Specific	Allowance for
June 30, 2014	Investment (1)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$565	$891	$-	$565	$-
Home equity lines of credit	81	98	-	81	-
Commercial	5,004	6,606	-	5,004	-
Farmland	1,717	2,075	-	1,717	-
Land	972	1,120	-	972	-
Commercial
Commercial and industrial	2,515	3,068	-	2,515	-
Agriculture	1,178	1,257	-	1,178	-

Totals	$12,032	$15,115	$-	$12,032	$-

(1)          Recorded investment in loans includes the book value of loans as adjusted for accrued interest receivable attributable to the impaired loans.

Heritage Oaks Bancorp  | - 19 -

Note 5.  Loans - continued

(dollar amounts in thousands)		Unpaid	Impaired Loans		Specific
	Recorded	Principal	With Specific	Without Specific	Allowance for
December 31, 2013 (2)	Investment (1)	Balance	Allowance	Allowance	Impaired Loans
Real Estate Secured
Residential 1 to 4 family	$944	$1,102	$-	$944	$-
Commercial	901	1,646	-	901	-
Land	7,927	12,106	6,706	1,221	2,532
Commercial
Commercial and industrial	5,337	5,843	3,480	1,857	623
Agriculture	789	824	-	789	-
Installment loans to individuals	118	190	-	118	-

Totals	$16,016	$21,711	$10,186	$5,830	$3,155

(1) Recorded investment in loans includes the book value of loans as adjusted for net deferred costs and fees attributable to the impaired loans.

(2) The Company had no PCI loans as of December 31, 2013.

The average recorded investment in, and the interest income recognized on, impaired loans are shown on the following tables:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
Non-PCI Loans	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(dollar amounts in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$413	$2	$860	$-	$587	$10	$850	$-
Home equity lines of credit	50	-	57	-	50	-	57	-
Commercial	1,631	6	501	-	1,711	12	645	-
Farmland	147	4	-	-	147	9	359	-
Land	7,798	36	7,802	-	7,864	72	7,702	-
Construction	-	-	-	-	-	-	460	-
Commercial
Commercial and industrial	5,386	62	4,391	3	5,416	109	4,373	3
Agriculture	876	-	1,074	-	757	-	1,018	-
Installment loans to individuals	92	1	65	-	104	2	138	-

Totals	$16,393	$111	$14,750	$3	$16,636	$214	$15,602	$3

Heritage Oaks Bancorp  | - 20 -

Note 5.  Loans - continued

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
PCI Loans	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(dollar amounts in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Real Estate Secured
Residential 1 to 4 family	$595	$15	$-	$-	$596	$16	$-	$-
Home equity lines of credit	81	2	-	-	81	2	-	-
Commercial	5,249	127	-	-	5,288	196	-	-
Farmland	1,718	44	-	-	1,725	45	-	-
Land	979	26	-	-	983	26	-	-
Commercial
Commercial and industrial	2,532	32	-	-	2,586	78	-	-
Agriculture	1,224	28	-	-	1,227	28	-	-

Totals	$12,378	$274	$-	$-	$12,486	$391	$-	$-

The Company did not record income from the receipt of cash payments related to non-accruing loans during the three-month or six-month periods ended June 30, 2014 and 2013. If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.2 million for both the three months ended June 30, 2014 and 2013, and $0.3 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.  Interest income recognized on impaired loans in the table above, if any, represents interest the Company recognized on accruing troubled debt restructurings (“TDRs”). Because the loans currently identified as impaired have unique risk characteristics, the Company determined the related valuation allowances for such loans on a loan-by-loan basis.

At June 30, 2014 and December 31, 2013, $14.1 million and $12.9 million, respectively, in loans were classified as TDRs.  Of those balances, $6.7 million and $5.8 million were accruing as of June 30, 2014 and December 31, 2013, respectively and the remaining balance of TDRs consists of non-accruing loans.  In a majority of these loans, the Company has granted concessions regarding interest rates, payment structure and/or maturity.  During the three-month and six-month periods ended June 30, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. These term modifications included a combination of a partial charge-off of principal along with extensions of the maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk.  The maturity date extensions granted were for periods ranging from 6 months to 10 years.  Forgone interest related to concessions granted on TDRs totaled $47 thousand and $43 thousand for the three months ended June 30, 2014 and 2013, respectively, and $96 thousand and $88 thousand for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

Heritage Oaks Bancorp  | - 21 -

Note 5.  Loans - continued

The following tables present loan modifications by class which resulted in TDRs:

	For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment	TDRs	Investment	Investment
Troubled Debt Restructurings
Non-PCI Loans
Real Estate Secured
Commercial real estate	-	$-	$-	1	$166	$166
Land	1	116	116	2	276	276
Commercial
Commercial and industrial	6	307	307	10	1,227	1,227
Agriculture	-	-	-	1	662	662
Installment loans to individuals	-	-	-	1	73	73
PCI Loans
Real Estate Secured
Commercial real estate	1	617	617	1	617	617
Commercial
Commercial and industrial	2	172	172	2	172	172

Totals	10	$1,212	$1,212	18	$3,193	$3,193

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
(dollar amounts in thousands)	TDRs	Investment	Investment	TDRs	Investment	Investment
Troubled Debt Restructurings
Non-PCI Loans
Commercial
Commercial and industrial	-	$-	$-	3	$91	$91
Agriculture	1	18	18	1	18	18

Totals	1	$18	$18	4	$109	$109

Shown in the following tables are loans that were modified as troubled debt restructurings within the twelve months prior to the balance sheet date indicated for which there was a payment default during the periods presented.

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
(dollar amounts in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Commercial
Commercial and industrial	1	$30	1	$30

Totals	1	$30	1	$30

Heritage Oaks Bancorp | - 22 -

Note 5. Loans - continued

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
(dollar amounts in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Real Estate Secured
Residential 1 to 4 family	1	$97	1	$97
Commercial
Commercial and industrial	2	794	3	843

Totals	3	$891	4	$940

The Bank actively works with the borrowers to resolve their delinquencies.

Credit Quality

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the non-PCI loan portfolio:

(dollar amounts in thousands)		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
June 30, 2014	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Non-PCI Loans
Real Estate Secured
Multi-family residential	$48,458	$47,251	$-	$1,207	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	112,653	111,646	309	698	-	-	-	-	101	132
Home equity lines of credit	39,032	38,682	-	350	-	-	-	-	100	-
Commercial	560,559	531,191	15,516	13,852	-	-	-	-	2,109	380
Farmland	84,369	81,193	2,690	486	-	-	-	-	-	294
Land	26,670	18,288	730	7,652	-	-	-	-	5,903	1,893
Construction	18,059	18,059	-	-	-	-	-	-	-	-
Commercial
Commercial and industrial	143,895	132,241	4,165	7,309	180	-	-	-	1,649	3,736
Agriculture	41,142	39,736	682	724	-	-	-	-	724	-
Other	704	704	-	-	-	-	-	-	-	-
Installment loans to individuals	9,071	8,988	-	83	-	1	-	-	19	71
Overdrafts	296	296	-	-	-	-	-	-	-	-

Totals	$1,084,908	$1,028,275	$24,092	$32,361	$180	$1	$-	$-	$10,605	$6,506

(dollar amounts in thousands)		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
December 31, 2013	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
Non-PCI Loans
Real Estate Secured
Multi-family residential	$31,140	$30,560	$-	$580	$-	$-	$-	$-	$-	$-
Residential 1 to 4 family	88,904	87,350	490	1,064	-	-	-	-	449	499
Home equity lines of credit	31,178	31,021	-	157	-	-	-	-	-	-
Commercial	432,203	414,058	3,574	14,571	-	-	-	-	672	225
Farmland	50,414	47,988	975	1,451	-	-	-	-	-	-
Land	24,523	15,244	862	8,417	-	-	-	-	5,910	2,010
Construction	13,699	13,699	-	-	-	-	-	-	-	-
Commercial
Commercial and industrial	119,121	105,991	5,276	7,854	-	100	-	-	2,180	3,119
Agriculture	32,686	31,279	196	1,211	-	-	-	-	789	-
Other	38	38	-	-	-	-	-	-	-	-
Installment loans to individuals	3,246	3,050	10	186	-	-	2	-	117	-
Overdrafts	332	332	-	-	-	-	-	-	-	-

Totals	$827,484	$780,610	$11,383	$35,491	$-	$100	$2	$-	$10,117	$5,853

Heritage Oaks Bancorp | - 23 -

Note 5.  Loans - continued

(dollar amounts in thousands)		Credit Risk Grades				Days Past Due
	Total Gross		Special					90+ and Still	Non-	Accruing
June 30, 2014	Loans	Pass	Mention	Substandard	Doubtful	30-59	60-89	Accruing	Accruing	TDR
PCI Loans
Real Estate Secured
Residential 1 to 4 family	$563	$-	$-	$563	$-	$-	$-	$-	$-	$-
Home equity lines of credit	80	-	-	80	-	-	-	-	-	-
Commercial	4,974	129	-	4,845	-	553	-	-	-	224
Farmland	1,709	-	-	1,709	-	-	-	-	-	-
Land	969	403	-	566	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-
Commercial
Commercial and industrial	2,509	50	-	2,349	110	-	-	-	806	-
Agriculture	1,171	-	-	1,171	-	-	-	-	-	-

Totals	$11,975	$582	$-	$11,283	$110	$553	$-	$-	$806	$224

Purchased Credit Impaired Loans

As part of the merger described in Note 2. Business Combination, the Company acquired on February 28, 2014, a portfolio of loans, some of which have shown evidence of credit deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount and unpaid principal balance of those loans are as follows:

	June 30, 2014

(dollar amounts in thousands)	Unpaid Principal Balance	Carrying Amount
Real Estate Secured
Residential 1 to 4 family	$891	$563
Home equity lines of credit	98	80
Commercial	6,954	4,974
Farmland	2,075	1,709
Land	1,120	969
Total real estate secured	11,138	8,295

Commercial
Commercial and industrial	3,202	2,509
Agriculture	1,257	1,171
Total commercial	4,459	3,680

Total net loans	$15,597	$11,975

Accretable yield, or income expected to be collected, is as follows:

Six Months Ended
June 30, 2014
Balance at January 1, 2014	$-
New loans purchased	4,673
Accretion of income	(404)
Reclassifications from nonaccretable difference	284

Balance at June 30, 2014	$4,553

Discount accretion on PCI loans included $287 thousand and $404 thousand, respectively, for the second quarter and six months ended June 30, 2014.

Heritage Oaks Bancorp | - 24 -

Note 5.  Loans - continued

No ALLL was recorded on purchased credit impaired loans as of June 30, 2014.  Purchased credit impaired loans acquired during the six months ended June 30, 2014 for which it was probable at acquisition that not all contractually required payments would be collected are as follows:

February 28, 2014
Contractually required payments receivable of loans purchased during the period:

Real Estate Secured
Residential 1 to 4 family	$1,234
Home equity lines of credit	113
Commercial	9,186
Farmland	2,858
Land	1,296
Total real estate secured	14,687

Commercial
Commercial and industrial	3,615
Agriculture	1,525
Total commercial	5,140
Total payments receivable	$19,827
Cash flows expected to be collected at acquisition	$17,507

Fair value of purchase impaired loans at acquisition	$12,834

Note 6.  Allowance for Loan and Lease Losses (“ALLL”)

The following tables summarize the activity in the ALLL attributed to various segments in the loan portfolio:

		Other Real Estate	Total Real Estate			All Other
(dollar amounts in thousands)	Land	Secured	Secured	Commercial	Installment	Loans	Unallocated	Total
Balance, March 31, 2014	$3,155	$9,397	$12,552	$4,898	$87	$26	$405	$17,968
Charge-offs	-	(1,016)	(1,016)	(650)	(4)	-	-	(1,670)
Recoveries	15	39	54	279	4	-	-	337
Provisions for loan losses	(226)	437	211	(91)	(14)	1	(107)	-

Balance, June 30, 2014	$2,944	$8,857	$11,801	$4,436	$73	$27	$298	$16,635

Balance, March 31, 2013	$4,578	$6,282	$10,860	$6,742	$106	$35	$-	$17,743
Charge-offs	-	(90)	(90)	(62)	(55)	-	-	(207)
Recoveries	31	9	40	336	22	-	-	398
Provisions for loan losses	(178)	462	284	(432)	27	(4)	125	-

Balance, June 30, 2013	$4,431	$6,663	$11,094	$6,584	$100	$31	$125	$17,934

Heritage Oaks Bancorp | - 25 -

Note 6. Allowance for Loan and Lease Losses (“ALLL”) - continued

		Other Real Estate	Total Real Estate			All Other
(dollar amounts in thousands)	Land	Secured	Secured	Commercial	Installment	Loans	Unallocated	Total
Balance, December 31, 2013	$3,402	$9,283	$12,685	$4,781	$99	$32	$262	$17,859
Charge-offs	-	(1,108)	(1,108)	(650)	(6)	-	-	(1,764)
Recoveries	22	55	77	454	9	-	-	540
Provisions for loan losses	(480)	627	147	(149)	(29)	(5)	36	-

Balance, June 30, 2014	$2,944	$8,857	$11,801	$4,436	$73	$27	$298	$16,635

Balance, December 31, 2012	$4,670	$7,192	$11,862	$6,154	$64	$38	$-	$18,118
Charge-offs	(34)	(259)	(293)	(401)	(173)	-	-	(867)
Recoveries	34	125	159	472	52	-	-	683
Provisions for loan losses	(239)	(395)	(634)	359	157	(7)	125	-

Balance, June 30, 2013	$4,431	$6,663	$11,094	$6,584	$100	$31	$125	$17,934

The following tables summarize comparative metrics about the ALLL attributed to various segments of the loan portfolio:

	June 30, 2014
		Other Real Estate	Total Real Estate			All Other
(dollar amounts in thousands)	Land	Secured	Secured	Commercial	Installment	Loans	Unallocated	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$2,331	$-	$2,331	$584	$-	$-		$2,915
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-		$-
General portfolio allocation	$613	$8,857	$9,470	$3,852	$73	$27	$298	$13,720

Loans individually evaluated for impairment	$7,807	$3,147	$10,954	$6,259	$91	$-		$17,304
Loans acquired with deteriorated credit quality	$969	$7,326	$8,295	$3,680	$-	$-		$11,975
Loans collectively evaluated for impairment	$18,863	$859,983	$878,846	$179,482	$8,980	$296		$1,067,604

Total gross loans	$27,639	$870,456	$898,095	$189,421	$9,071	$296		$1,096,883
Total allowance to gross loans	10.65%	1.02%	1.31%	2.34%	0.80%	9.12%		1.52%

	December 31, 2013
		Other Real Estate	Total Real Estate			All Other
(dollar amounts in thousands)	Land	Secured	Secured	Commercial	Installment	Loans	Unallocated	Total
Amount of allowance attributed to:
Specifically evaluated impaired loans	$2,532	$-	$2,532	$623	$-	$-		$3,155
General portfolio allocation	$870	$9,283	$10,153	$4,158	$99	$32	$262	$14,704

Loans individually evaluated for impairment	$7,696	$1,462	$9,158	$5,291	$-	$-		$14,449
Loans collectively evaluated for impairment	$16,827	$646,076	$662,903	$146,554	$3,246	$332		$813,035

Total gross loans	$24,523	$647,538	$672,061	$151,845	$3,246	$332		$827,484
Total allowance to gross loans	13.87%	1.43%	1.89%	3.15%	3.05%	9.64%		2.16%

The total gross loans of $1.097 billion in the table above as of June 30, 2014, includes $831.1 million of legacy Heritage Oaks loans, which the Bank originated, and $265.8 million of loans acquired through the MISN acquisition (at fair value on the acquisition date).  The loans acquired through the MISN acquisition carry no related ALLL at June 30, 2014, as the remaining un-accreted purchase discounts associated with these loans has been deemed sufficient to absorb probable credit losses associated within the acquired MISN portfolio.  The ALLL as a percentage of legacy Heritage Oaks loans was 2.0% of such loans as of June 30, 2014.

Note 7.  Income Taxes

The Company recorded an income tax expense of $1.7 million for the three months ended June 30, 2014, resulting in an effective overall tax rate of 37.1%.  For the second quarter of 2013 the Company’s income tax expense was $1.7 million, or an effective tax rate of 38.6%.

Heritage Oaks Bancorp | - 26 -

Note 7.  Income Taxes - continued

For the six months ended June 30, 2014, the Company recorded income tax expense of $0.7 million, or an effective tax rate of 35.9%, as compared to income tax expense of $4.1 million, and an effective rate of 38.9% for the six months ended June 30, 2013.

As of June 30, 2014, the Company’s deferred tax assets total approximately $28.9 million, of which $12.0 million was due to the MISN merger described in Note 2. Business Combination.  As of December 31, 2013, the Company’s deferred tax assets totaled $21.6 million.  The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2013, 2012, 2011, and 2010 are open to audit by federal and state taxing authorities, and 2009 remains open to audit by the California Franchise Tax Board.  The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of June 30, 2014 and December 31, 2013.

Management assessed the impact of the MISN transaction for limitations under I.R.C. Section 382 and determined that, given the assumption that the Company generates sufficient future taxable income to utilize NOLs, no loss of NOL utilization would result from the estimated annual I.R.C. Section 382 base limitation resulting from the transaction. Furthermore, due to the fact that MISN was in a net unrealized built-in gain position (“NUBIG”) the Company’s annual I.R.C. section 382 limitation will likely increase over the next five years for realized built-in gains (“RBIG”).

Further analysis resulting from the final preparation of MISN’s February 28, 2014, stub period income tax return must be completed, however, before the impact of the NUBIG and RBIG can be finalized.  This analysis will likely result in an adjustment to deferred tax assets and goodwill in the third quarter of 2014.

Note 8.  Goodwill and Other Intangible Assets

Intangible assets consist of goodwill and core deposit intangible assets (“CDI”) associated with the acquisition of Business First Bank in 2007, the December 2012 acquisition of the Morro Bay branch from Coast National Bank and the MISN Bancorp acquisition on February 28, 2014 (see also Note 2. Business Combination).  The balance of goodwill at June 30, 2014 is $24.4 million, as compared to $11.2 million at December 31, 2013.

CDI assets are subject to amortization.  The gross carrying amount of CDI of $9.3 million at June 30, 2014, reported in the table below, has increased by $5.1 million from the $4.2 million reported at December 31, 2013.   Amortization for the six months ended June 30, 2014, and 2013 was $0.5 million and $0.2 million, respectively.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of CDI as of June 30, 2014, and provides an estimate for future amortization for 2014 and the next five years:

(dollar amounts in thousands)	Gross Carrying	Accumulated	Net Carrying
June 30, 2014	Amount	Amortization	Amount
Core deposit intangibles	$9,261	$(3,320)	$5,941

	Beginning	Acquired	Estimated	Projected Ending
Period	Balance	CDI’s	Amortization	Balance
Year 2014	$1,344	$5,060	$(1,056)	$5,348
Year 2015	5,348		(1,049)	4,299
Year 2016	4,299		(944)	3,355
Year 2017	3,355		(588)	2,767
Year 2018	2,767		(549)	2,218
Year 2019	2,218		(522)	1,696

Heritage Oaks Bancorp | - 27 -

Note 9.  Other Real Estate Owned (“OREO”)

The following tables summarize the changes in the balance of OREO for the three-month and six-month periods ended June 30, 2014 and 2013:

	Balance				Balance
	March 31,				June 30,
(dollar amounts in thousands)	2014	Additions	Disposals	Writedowns	2014
Real Estate Secured
Residential 1 to 4 family	$248	$-	$-	$-	$248
Commercial	-	148	(148)	-	-
Construction	65	-	(65)	-	-

Totals	$313	$148	$(213)	$-	$248

	Balance				Balance
	December 31,				June 30,
(dollar amounts in thousands)	2013	Additions	Disposals	Writedowns	2014
Real Estate Secured
Residential 1 to 4 family	$-	$248	$-	$-	$248
Commercial	-	148	(148)	-	-
Construction	-	65	(65)	-	-

Totals	$-	$461	$(213)	$-	$248

	Balance				Balance
	March 31,				June 30,
(dollar amounts in thousands)	2013	Additions	Disposals	Writedowns	2013
Construction
Commercial	$-	$163	$(163)	$-	$-

Totals	$-	$163	$(163)	$-	$-

	Balance				Balance
	December 31,				June 30,
(dollar amounts in thousands)	2012	Additions	Disposals	Writedowns	2013
Construction
Commercial	$-	$1,374	$(1,374)	$-	$-

Totals	$-	$1,374	$(1,374)	$-	$-

The Company realized gains of $18 thousand related to disposal of OREO during the six months ended June 30, 2014 and no OREO gains or losses for the six months ended June 30, 2013.

Heritage Oaks Bancorp | - 28 -

Note 10. Deposits

The following table provides a summary of deposits by product type:

	June 30,	December 31,

(dollar amounts in thousands)	2014	2013
Non-interest bearing deposits	$461,559	$291,856
Interest bearing deposits:
NOW accounts	104,818	87,298
Money market deposit accounts	442,688	332,272
Other savings deposits	96,277	42,648
Time certificates of $100 or more	198,639	148,525
Other time deposits	90,202	71,296

Total deposits	$1,394,183	$973,895

Note 11.  Capital

The following table sets forth the Company’s and the Bank’s actual regulatory capital ratios and the regulatory standard:

	Regulatory Standard	June 30, 2014		December 31, 2013
	Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	5.00%	9.83%	9.53%	10.20%	9.82%
Tier I capital to risk weighted assets	6.00%	12.85%	12.45%	12.91%	12.42%
Total risk based capital to risk weighted assets	10.00%	14.10%	13.70%	14.17%	13.68%

Note 12.  Share-Based Compensation Plans

As of June 30, 2014, the Company had two share-based employee compensation plans, which are more fully described in Note 14, Share-Based Compensation Plans, of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Share-based compensation expense:
Stock option expense	$97	$54	$261	$115
Restricted stock expense	121	55	205	128

Total expense	$218	$109	$466	$243
Unrecognized compensation expense:
Stock option expense	$1,043	$513
Restricted stock expense	908	549

Total unrecognized expense	$1,951	$1,062

At June 30, 2014, there was a total of $1.0 million of unrecognized compensation expense related to non-vested stock options and $0.9 million of unrecognized compensation expense related to non-vested restricted stock. That expense is expected to be recognized over weighted-average periods of 2.9 years and 3.0 years, respectively.

Heritage Oaks Bancorp | - 29 -

Note 12.  Share-Based Compensation Plans - continued

The following table provides a summary of activity related to options granted, exercised, and forfeited:

	Options Outstanding		Options
	Number	Weighted Average	Available for
	of Shares	Exercise Price	Grant
Balance, December 31, 2013	562,257	$6.34	1,593,616
Granted	204,922	7.63
Forfeited	(60,819)	8.26
Expired	(2,604)	10.12
Exercised	(38,617)	3.43

Balance, June 30, 2014	665,139	$6.72	2,165,921

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

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2013	195,048	$4.87
Granted	80,575	7.59
Forfeited	(25,862)	5.80

Balance June 30, 2014	249,761	$5.65

Included in the table above are performance-based grants of restricted stock totaling 21,241 shares as of June 30, 2014.

The following table provides a summary of the aggregate intrinsic value of options vested and expected to vest and exercisable:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	634,145	$6.71	7.70	$995,381
Exercisable at June 30, 2014	266,788	$6.69	5.83	$665,193

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, which is subject to change based on the fair market value of the Company’s stock.  The aggregate intrinsic value of options exercised was $162 thousand for the year to date period ended June 30, 2014.

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted:

	For the Six Months Ended
	June 30,
	2014	2013
Expected volatility	53.22%	55.32%
Expected term (years)	6	6
Dividend yield	0.00%	0.00%
Risk free rate	1.80%	1.10%

Weighted-average grant date fair value	$3.91	$2.98

Heritage Oaks Bancorp | - 30 -

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

Series C Preferred Stock is a non-voting class of stock with a liquidation preference over the Company’s common stock equal to the original conversion per share price of $3.25, plus any accrued but unpaid dividends.  The Series C Preferred Stock will convert to shares of common stock on a one share for one share basis if the original holder of such shares transfers them to an unaffiliated third party or otherwise makes a “Permissible Transfer”, as defined in the terms of the Series C Preferred Stock.  The Series C Preferred Stock will not be redeemable by either the Company or by the holders.  However, the parties could mutually agree to convert or exchange the stock at any time.  Holders of the Series C Preferred Stock do not have any voting rights, including the right to elect any directors, other than the customary limited voting rights with respect to matters significantly and adversely affecting the rights and privileges of the Series C Preferred Stock.  There is no stated dividend rate for shares of Series C Preferred Stock.  However, in the event that a common stock dividend is declared, holders of Series C Preferred Stock are entitled to a per share dividend equivalent to that declared for each common share into which Series C Preferred Stock is then convertible.

The fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock through a Permissible Transfer.  Such transfer has not occurred as of June 30, 2014.

Note 14.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common and participating preferred shares outstanding for the reporting period, including the Series C Preferred Stock.  In periods when the Company generates a net loss, preferred shares are not included in the calculation of basic loss per share.  Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the treasury stock method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion / exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009, which was repurchased and cancelled in August 2013.  In addition, common stock equivalents include common shares that are issuable on the conversion of the Series C Perpetual Preferred Stock, which was issued during 2010, using the if-converted method.  The computation of diluted earnings per common share excludes the impacts of the assumed exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss or when the market price for the Company’s stock falls below the exercise price of equity awards issued by the Company, or below the conversion price of the Series C Preferred Stock.

Heritage Oaks Bancorp  | - 31 -

Note 14.  Earnings Per Share - continued

The following tables set forth the number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Three Months Ended June 30,
	2014		2013
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$2,949		$2,716
Dividends and accretion on preferred stock	-		(359)

Net income available to common shareholders	$2,949		$2,357

Weighted average shares outstanding		33,967,670		26,319,837

Basic earnings per common share	$0.09		$0.09

Dilutive effect of share-based compensation awards		174,694		223,431

Weighted average diluted shares outstanding		34,142,364		26,543,268

Diluted earnings per common share	$0.09		$0.09

	For the Six Months Ended June 30,
	2014		2013
	Net		Net
(dollar amounts in thousands except per share data)	Income	Shares	Income	Shares
Net income	$1,186		$6,446
Dividends and accretion on preferred stock	-		(717)

Net applicable to common shareholders	$1,186		$5,729

Weighted average shares outstanding		31,487,059		26,310,689

Basic earnings per common share	$0.04		$0.22

Dilutive effect of share-based compensation awards		219,118		193,431

Weighted average diluted shares outstanding		31,706,177		26,504,120

Diluted earnings per common share	$0.04		$0.22

For the three months ended June 30, 2014 and 2013, common stock equivalents, primarily options, totaling approximately 408,000 and 330,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  For the six months ended June 30, 2014 and 2013, anti-dilutive common stock equivalents, primarily options, totaling approximately 293,000 shares and 328,000 shares, respectively, were excluded from the diluted earnings per share calculation.

Heritage Oaks Bancorp  | - 32 -

Note 15.  Restructuring Activities

In conjunction with the MISN merger described in Note 2. Business Combination, the Company has initiated a restructuring and integration plan which is expected to result in total non-interest expenses of approximately $1.1 million related to integration of MISN systems into the Company’s systems, $2.7 million related to elimination of owned and leased facilities and related fixed assets, $1.8 million related to contract cancellation costs of duplicative systems and services and $3.9 million related to both termination benefits paid to employees displaced as a result of the merger and for retention of key employees through integration-related milestone dates.  $7.4 million of these costs have already been incurred in the first six months of 2014.

Expected costs of this restructuring and integration plan are as follows:

	Total Costs	Amount	Amount	Cumulative
	Expected To	Incurred	Incurred	Incurred
(dollar amounts in thousands)	Be Incurred	Q1 2014	Q2 2014	YTD 6/30/2014

System integration	$1,057	$223	$(20)	$203
Fixed asset consolidation	2,696	2,351	(268)	2,083
Contract cancellation costs	1,804	1,656	-	1,656
Employee termination and retention	3,886	2,641	803	3,444

Total restructuring costs	$9,443	$6,871	$515	$7,386

The following table summarizes the change in the accrued liability related to the Company’s restructuring and integration plan associated with the MISN acquisition for the periods presented below:

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
(dollar amounts in thousands)	2014	2014
Balance, beginning of period	$2,415	$-
New charges (1)	943	7,830
Cash payments	(34)	(4,490)
Other adjustments (2)	(428)	(444)
Balance, end of period	$2,896	$2,896

(1)          Represents initial charges the Company incurred related to the restructuring and integration plan associated with the MISN acquisition.

(2)          Adjustments related to previously accrued amounts associated with planned staff reduction, contract terminations, and other adjustments.

Note 16.  Commitments and Contingencies

In the normal course of business, various claims and lawsuits are brought by and against the Company.  In the opinion of management and the Company’s general counsel, the disposition of all pending or threatened proceedings will not have a material effect on the Company’s consolidated financial statements.

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

Heritage Oaks Bancorp  | - 33 -

Note 16.  Commitments and Contingencies - continued

The Bank’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as is done for loans reflected in the Company’s consolidated financial statements.

As of June 30, 2014 and December 31, 2013, the Company had the following outstanding financial commitments, which contractual amounts represent credit risk:

	June 30,	December 31,
(dollar amounts in thousands)	2014	2013
Commitments to extend credit	$240,091	$181,445
Standby letters of credit	15,418	17,036

Total commitments and standby letters of credit	$255,509	$198,481

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest.  At June 30, 2014 and December 31, 2013, respectively, the Company had $31.8 million and $31.6 million in fixed rate commitments, and $223.7 million and $166.9 million in variable rate commitments.

Heritage Oaks Bancorp  | - 34 -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can find many but not all of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “likely,” “would,” “could,” “may” and other similar expressions in this Quarterly Report on Form 10-Q.  The Company claims the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995, as amended.  The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the Company’s beliefs, and on assumptions made by, and information available to management at the time such statements are first made.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition.  Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risk and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed herein include the following: the uncertainty as to whether the financial crisis in the United States has fully been resolved, including the continuing relative softness in the California real estate market, and the response of federal and state government and our banking regulators thereto; credit quality deterioration or a reduction in real estate values causing an increase in the allowance for credit losses and a reduction in net earnings; a decline in general economic conditions in those areas in which the Company operates; competitive pressure among depository institutions; fluctuations in interest rates and the possibility that a change in the interest rate environment may reduce net interest margins; changes in the Company’s business strategy or development plans; the Company’s ability to effectively integrate the merger of Mission Community Bancorp; changes in governmental regulation; economic, political and global changes arising from the war on terrorism, social unrest and other civil disturbances; the Company’s ability to increase profitability and sustain growth; asset/liability re-pricing risks and liquidity risks; the Company’s beliefs as to the adequacy of its existing and anticipated allowance for loan and lease losses; the threat and impact of cyber-attacks on our and our third party vendors information technology infrastructure; environmental conditions, including natural disasters such as earthquakes, landslides and wildfires, may disrupt business, impede operations, or negatively impact the values of collateral securing loans; the possibility of an unfavorable ruling in a legal matter, and the potential impact that it may have on earnings, reputation, or the Bank’s operations; and financial policies of the United States government.

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

Heritage Oaks Bancorp (“Bancorp”) is a California corporation organized in 1994 to act as a holding company for Heritage Oaks Bank (the “Bank” and together with Bancorp hereinafter collectively referred to as the “Company”), a bank founded in 1983 that serves San Luis Obispo, Santa Barbara and Ventura counties.  As of June 30, 2014, Heritage Oaks Bank operated three branch offices in each of Paso Robles, San Luis Obispo and Santa Maria, two branch offices in each of Arroyo Grande and Atascadero, single branch offices in Cambria, Templeton, Morro Bay, and Santa Barbara, as well as one loan production office in each of Oxnard and Goleta.  As of August 1, 2014, two of the Bank’s San Luis Obispo branch offices and its two Arroyo Grande branch offices were consolidated into single branch locations.

Heritage Oaks Bancorp  | - 35 -

The principal business of the Bank consists of attracting deposits from the general public and investing these funds primarily in commercial real estate (“CRE”) and commercial business loans, loans secured by first mortgages on one-to-four single family residences, operating and real estate procurement loans for agricultural business, multi-family residential property loans and a variety of consumer loans.  The Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificates of deposit and checking accounts.  The Bank solicits deposits primarily in its market area and through the CDARS reciprocal deposit program, and in the past has accepted brokered deposits.  The Bank also originates 1 to 4 family residential mortgages for sale in the secondary market.  During the first quarter of 2014, the Bank received approval to sell home loans directly to Fannie Mae.  The Bank also provides SBA loans, as a member of the SBA’s Preferred Lender Program.

Other than holding the shares of the Bank, Bancorp conducts no significant activities.  As a bank holding company, Bancorp generally is prohibited from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or regulation or order of the Federal Reserve Board, have been identified as activities closely related to the business of banking or managing or controlling banks.  In October 2006, Bancorp formed Heritage Oaks Capital Trust II (“Trust II”).  Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of Bancorp, the sole purpose of which is to issue trust preferred securities.  In conjunction with our acquisition of Mission Community Bank (discussed below), Bancorp assumed two additional trusts: Mission Community Capital Trust I (“Trust III”), and Santa Lucia Bancorp (CA) Capital Trust (“Trust IV”), both of which are statutory business trusts formed under the laws of the State of Delaware, the sole purpose of which is to issue trust preferred securities.

On February 28, 2014, the Company completed the previously announced acquisition of Mission Community Bancorp and its subsidiary Mission Community Bank (collectively “MISN”).  The total value of the transaction was $69.0 million, which is comprised of cash of $8.7 million and 7,541,326 shares of the Company’s common stock valued at $60.3 million, based on the $7.99 closing price of the Company’s stock on February 28, 2014.  The operating results of MISN beginning on March 1, 2014 are included in the Company’s results for the first six months of 2014 and are presented in Note 2. Business Combination, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.  The impact of the MISN acquisition to the Company’s total loans and deposits was a 34% increase in total loans and 38% increase in total deposits as of February 28, 2014.

Strategic Initiatives

•                  Expand our franchise through acquisitions of other banks or branches or the establishment of de novo branches  in markets that offer regional continuity, such as the Central California coastal communities.  We are building a scalable and meaningful platform for retail banking relationships, commercial and agricultural banking relationships, and residential mortgage lending.  In addition, the Company closed the MISN transaction on February 28, 2014.

•                  Continue as a public company with a common stock that is quoted and traded on a national exchange.  In addition to providing access to growth capital, we believe a “public currency” provides flexibility in structuring acquisitions and will allow us to attract and retain qualified management through equity-based compensation.

•                  Expand our commercial and agribusiness loan portfolios to diversify both our customer base and maturities of the loan portfolio and to benefit from the low cost deposits associated with individual accounts and the professional, general business accounts connected to our commercial and agribusiness customers.  The Bank successfully recruited and installed an agribusiness team in 2012 which contributed to a significant increase in the Bank’s agribusiness lending presence in the Central Coast region of California.

•                  Enhance the residential lending product mix and loan sale alternatives with Fannie Mae approval by originating qualified loans that are subsequently sold directly to Fannie Mae.

•                  Develop an expertise and core competency in the integration of acquired operations to support the Company’s bank acquisition strategy.  The Company is also investing in its own infrastructure to have the ability to scale efficiently and effectively, in line with our long-term goal of creating a community banking franchise of $3.0 billion to $5.0 billion in total assets.  During the month of July, 2014 the Company successfully integrated the operating platform of Mission Community Bank into our existing banking platform.

Heritage Oaks Bancorp  | - 36 -

The comparability of the Company’s operating results for the three months and six months ended June 30, 2014 and 2013 is significantly impacted by the Company’s acquisition of MISN on February 28, 2014.

Financial Highlights

The Company generated net income of $2.9 million or $0.09 per diluted common share, and $1.2 million or $0.04 per diluted common share for the three and six months ended June 30, 2014, respectively as compared to net income available to common shareholders of $2.4 million or $0.09 per diluted common share and $5.7 million or $0.22 per diluted common share for the same periods a year earlier.

Significant factors impacting the Company’s net income during the second quarter and year to date through June 30, 2014 are discussed below:

•                  Net interest income was $15.2 million, or 3.98% of average interest earning assets (“net interest margin”), for the second quarter of 2014 compared with $10.1 million, and a 4.04% net interest margin, for the same period in the prior year.  Net interest income was $27.6 million, and net interest margin was 3.98% for the year to date through June 30, 2014 compared with $20.4 million, and a 4.09% net interest margin, for the same prior year period.  Net interest income increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 due primarily to the increase generated from MISN’s loan and securities portfolios.  We have continued to experience declining yields on our loan portfolio due to the historically low interest rate environment and increasing competition in our lending market; however, the impact of accretion from purchased MISN loans and the increase in average balances from our organic loan growth (exclusive of MISN) during 2013 has offset the impact of declining yields on net interest income when compared to the second quarter and year to date through June 30, 2013.  We also have continued to experience compressed yields on our investment securities portfolio; however, securities’ yields have increased for both the three months and six months ended June 30, 2014 when compared to the same prior year periods, due both to the change in the composition of the securities portfolio and a deceleration in prepayment speeds, which resulted in less premium amortization relative to the prior year.

•                  Non-interest expense increased to $13.0 million for the three months and $30.0 million for the six months ended June 30, 2014, from $8.6 million and $18.4 million, respectively, for the same periods a year earlier.  The increase in non-interest expense for both the second quarter and year to date was largely attributable to the addition of MISN’s operating costs of $2.8 million and $3.9 million, respectively, as well as MISN related merger, restructure, and integration costs of $0.9 million and $8.0 million for the second quarter and year to date, through June 30, 2014, respectively. For the year to date period through June 30, 2014 these increases were partially offset by reductions in mortgage repurchase provisions and regulatory costs.  We expect the acquired MISN operating costs to continue to decline until the end of 2014 as we execute our plan for consolidating 17 branches into 11 branches.  There will be continued merger, restructure and integration expense for the costs of converting MISN systems and for operating the branches until the consolidation is completed over the next two quarters.

•                  No provisions for loan and lease losses were recorded in the three and six months ended June 30, 2014 and 2013.  Although we recorded net charge-offs of $1.2 million for the first six months of 2014, no additional provision was required to cover such charge-offs due to the offsetting positive trends in our ALLL, such as historical loan loss experience and a reduction in our qualitative factor adjustments for improvement in national, regional and local economic conditions.  As of June 30, 2014, MISN legacy loans have no ALLL allocated to them, as the existing un-accreted purchase discounts associated with these loans has been deemed adequate by management to absorb losses inherent in the acquired portfolio.

•                  Non-interest income decreased by $0.4 million to $2.5 million for the second quarter of 2014, and decreased by $4.3 million to $4.2 million for the year to date through June 30, 2014 compared to $2.9 million and $8.6 million for the same prior year periods, respectively.  Non-interest income declined for year to date through June 30, 2014, primarily as a result of $3.6 million of gains on the sale of investment securities in the first quarter of 2013.  The decline in non-interest income for the second quarter as well as a significant contributor to the decline for 2014 year to date is attributable to continued reductions in gain on mortgage sales and origination fee income as compared to the same periods a year earlier.  Increases in fees and services charges, primarily attributable to the MISN merger slightly offset the negative variances in non-interest income for the second quarter and year to date through June 30, 2014.

Heritage Oaks Bancorp  | - 37 -

•                  MISN’s results of operations have been included in the Company’s results beginning March 1, 2014, providing $5.9 million of interest income, $0.4 million of non-interest income and $2.1 million of the Company’s pre-tax net income for the six months ended June 30, 2014.  Acquisition-related costs totaled $0.9 million for the six months ended June 30, 2014, of which $0.6 million have been included in non-interest expense in the Company’s income statement and $0.3 million of stock issuance costs have been charged against additional paid-in capital.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially and adversely from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of purchase accounting adjustments to the fair value of assets purchased and liabilities assumed through strategic acquisitions, the ALLL, the valuation of real estate acquired through foreclosure, the carrying value of the Company’s net deferred tax assets and estimates used in the determination of the fair value of certain financial instruments.

Fair Value of Assets Purchased and Liabilities Assumed through Strategic Acquisitions

When the Company acquires the assets and assumes the liabilities of other financial institutions, GAAP requires an assessment of the fair value of those individual assets and liabilities.  This fair value may differ from the cost basis recorded on the acquired institution’s financial statements.  Management performs an initial assessment to determine which assets and liabilities must be designated for fair value analysis.  Management typically engages experts in the field of valuation to perform the valuation of significant assets and liabilities and, after assessing the resulting fair value computation, will utilize such value in computing the initial purchase accounting adjustments for the acquired institution.  It is possible that these values could be viewed differently through either alternative valuation approaches or if performed by different experts.  Management is responsible for determining that the values determined by experts are reasonable.  These computations are also left open for final adjustments for a period of up to one year, primarily to allow for completion of analysis and for possible new information that existed as of the acquisition date to be incorporated into the purchase accounting.  See also Note 8. Goodwill and Other Intangible Assets, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.

Allowance for Loan Losses and Valuation of Foreclosed Real Estate

In connection with the determination of the specific credit component of the ALLL for non-performing loans in the loan portfolio and the value of foreclosed real estate, management obtains independent appraisals at least once a year for significant properties.  Although management uses available information to recognize losses on non-performing loans and foreclosed real estate, future additions to the ALLL may be necessary based on changes in local economic conditions or other factors outside our control.

The general portfolio component of the ALLL is determined by pooling performing loans by collateral type and purpose.  These loans are then further segmented by an internal loan grading system that classifies the credit quality of loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Company’s prior experience with such loans.  In addition, qualitatively determined adjustments are made to the historical loss history to give effect to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.

Heritage Oaks Bancorp  | - 38 -

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

Heritage Oaks Bancorp  | - 39 -

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	At or For The Three Months Ended,
(dollar amounts in thousands, except per share data)	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012
Consolidated Income Data:
Interest income	$16,541	$13,602	$11,736	$11,509	$11,075	$11,073	$11,649	$11,519	$11,401
Interest expense	1,344	1,151	1,049	1,027	926	865	886	934	995
Net interest income	15,197	12,451	10,687	10,482	10,149	10,208	10,763	10,585	10,406
Provision for loan losses	-	-	-	-	-	-	-	1,286	3,064
Net interest income after provision for loan and lease losses	15,197	12,451	10,687	10,482	10,149	10,208	10,763	9,299	7,342
Non-interest income	2,476	1,750	1,879	2,423	2,912	5,661	3,548	2,984	3,494
Non-interest expense	12,986	17,038	9,624	8,551	8,640	9,748	9,474	8,795	9,133
Income (loss) before income tax expense (benefit)	4,687	(2,837)	2,942	4,354	4,421	6,121	4,837	3,488	1,703
Income tax expense (benefit)	1,738	(1,074)	1,308	1,593	1,705	2,391	1,710	(2,940)	(194)
Net income (loss)	2,949	(1,763)	1,634	2,761	2,716	3,730	3,127	6,428	1,897
Dividends and accretion on preferred stock	-	-	-	181	359	358	357	357	375
Net income (loss) available to common shareholders	$2,949	$(1,763)	$1,634	$2,580	$2,357	$3,372	$2,770	$6,071	$1,522
Share Data:
Earnings (loss) per common share - basic	$0.09	$(0.06)	$0.06	$0.10	$0.09	$0.13	$0.11	$0.23	$0.06
Earnings (loss) per common share - diluted	$0.09	$(0.06)	$0.06	$0.10	$0.09	$0.13	$0.10	$0.23	$0.06
Dividends declared per common share (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-
Common book value per share	$5.68	$5.55	$4.84	$4.78	$4.80	$4.82	$4.78	$4.65	$4.36
Tangible common book value per share	$4.76	$4.61	$4.34	$4.29	$4.30	$4.31	$4.27	$4.16	$3.86
Actual shares outstanding at end of period	33,032,436	33,003,414	25,397,780	25,391,343	25,342,560	25,331,541	25,307,110	25,288,430	25,234,262
Weighted average shares outstanding - basic	33,967,670	27,816,911	26,382,523	26,362,467	26,319,837	26,301,542	26,290,621	26,278,863	26,265,764
Weighted average shares outstanding - diluted	34,142,364	27,816,911	26,550,442	26,549,568	26,543,268	26,527,457	26,485,728	26,430,717	26,399,117
Consolidated Balance Sheet Data:
Total cash and cash equivalents	$83,756	$65,857	$26,238	$33,281	$38,539	$38,517	$34,116	$44,176	$32,558
Total investments and other securities	$359,630	$347,977	$276,795	$267,179	$237,540	$247,890	$287,682	$261,451	$260,786
Total gross loans	$1,096,883	$1,114,070	$827,484	$777,154	$746,611	$704,880	$689,608	$678,348	$663,670
Allowance for loan and lease losses	$(16,635)	$(17,968)	$(17,859)	$(17,468)	$(17,934)	$(17,743)	$(18,118)	$(17,987)	$(18,149)
Total assets	$1,677,672	$1,662,200	$1,203,651	$1,153,843	$1,096,882	$1,064,684	$1,097,532	$1,058,679	$1,023,774
Total deposits	$1,394,183	$1,365,829	$973,895	$956,952	$883,329	$862,815	$870,870	$855,032	$833,913
Federal Home Loan Bank borrowings	$67,566	$85,571	$88,500	$57,500	$52,500	$36,500	$66,500	$46,000	$40,000
Junior subordinated debt	$13,125	$13,071	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248	$8,248
Total shareholders’ equity	$191,205	$186,640	$126,427	$125,092	$146,288	$146,739	$145,529	$142,285	$134,690
Selected Other Balance Sheet Data:
Average assets	$1,667,486	$1,362,466	$1,180,936	$1,123,875	$1,091,746	$1,079,615	$1,062,595	$1,039,773	$1,017,030
Average earning assets	$1,532,149	$1,267,400	$1,088,741	$1,028,879	$1,007,673	$1,000,072	$985,326	$965,100	$948,095
Average shareholders’ equity	$189,804	$149,042	$127,087	$129,517	$148,023	$146,902	$144,843	$137,457	$134,788
Selected Financial Ratios:
Return (loss) on average assets	0.71%	-0.52%	0.55%	0.97%	1.00%	1.40%	1.17%	2.46%	0.75%
Return (loss) on average equity	6.23%	-4.80%	5.10%	8.46%	7.36%	10.30%	8.59%	18.60%	5.66%
Return (loss) on average tangible common equity	7.61%	-5.74%	5.85%	9.04%	8.55%	12.51%	10.23%	24.08%	6.28%
Net interest margin (2)	3.98%	3.98%	3.89%	4.04%	4.04%	4.14%	4.35%	4.36%	4.41%
Efficiency ratio (3)	71.90%	118.28%	75.33%	67.10%	65.00%	78.10%	70.36%	65.47%	69.75%
Non-interest expense to average assets	3.12%	5.07%	3.23%	3.02%	3.17%	3.66%	3.35%	3.37%	3.61%
Capital Ratios:
Average equity to average assets	11.38%	10.94%	10.76%	11.52%	13.56%	13.61%	13.40%	13.22%	13.25%
Leverage Ratio	9.83%	11.64%	10.20%	10.58%	12.60%	12.72%	12.32%	12.15%	11.88%
Tier 1 Risk-Based Capital ratio	12.85%	12.25%	12.91%	13.27%	15.77%	16.50%	15.55%	14.92%	14.50%
Total Risk-Based Capital ratio	14.10%	13.50%	14.17%	14.53%	17.03%	17.76%	16.81%	16.19%	15.76%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (4)	1.04%	0.89%	1.22%	1.63%	1.87%	1.73%	2.51%	3.02%	3.15%
Non-performing assets to total assets (5)	0.69%	0.62%	0.84%	1.10%	1.27%	1.16%	1.58%	1.99%	2.14%
Allowance for loan and lease losses to total gross loans	1.52%	1.61%	2.16%	2.25%	2.40%	2.52%	2.63%	2.65%	2.73%
Net charge-offs (recoveries) to average loans	0.48%	-0.05%	-0.20%	0.24%	-0.10%	0.22%	-0.07%	0.85%	2.86%

(1) No cash dividends were paid during the periods presented.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income, exclusive of gains and losses on security sales, other than temporary impairment losses, gains and losses on sale of OREO and other OREO related costs, gains and losses on sale of fixed assets, and the amortization of core deposit intangible assets.

(4) Non-performing loans are defined as loans that are past due 90 days or more as well as loans placed in non-accrual status.

(5) Non-performing assets are defined as loans that are past due 90 days or more and loans placed in non-accrual status plus other real estate owned.

Heritage Oaks Bancorp | - 40 -

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

For the three months ended June 30, 2014 and 2013, net interest margin was 3.98% and 4.04%, respectively. Net interest margin for the six months ended June 30, 2014 and 2013 was 3.98% and 4.09%, respectively.  The tables below set forth the details that make up net interest margin including, average balance sheet information, interest income and expense, average yields and rates and net interest income and margin:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2014			June 30, 2013
		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets
Interest earning deposits in other banks	$61,033	0.19%	$29	$11,176	0.22%	$6
Investment securities taxable	297,181	1.82%	1,351	214,229	1.76%	940
Investment securities non taxable	59,604	3.15%	468	34,530	3.17%	273
Other investments	9,492	6.17%	146	6,588	4.20%	69
Loans (1) (2)	1,104,839	5.28%	14,547	741,150	5.30%	9,787
Total interest earning assets	1,532,149	4.33%	16,541	1,007,673	4.41%	11,075

Allowance for loan and lease losses	(18,044)			(17,856)
Other assets	153,381			101,929

Total assets	$1,667,486			$1,091,746

Interest Bearing Liabilities
Interest bearing demand	$107,598	0.11%	$29	$73,071	0.10%	$19
Savings	94,154	0.11%	25	40,080	0.10%	10
Money market	436,351	0.30%	329	288,004	0.33%	240
Time deposits	292,322	0.75%	545	195,356	0.91%	441
Total interest bearing deposits	930,425	0.40%	928	596,511	0.48%	710
Federal Home Loan Bank borrowing	76,304	1.45%	276	52,137	1.34%	174
Junior subordinated debentures	13,093	4.29%	140	8,248	2.04%	42
Total borrowed funds	89,397	1.87%	416	60,385	1.43%	216
Total interest bearing liabilities	1,019,822	0.53%	1,344	656,896	0.57%	926
Non interest bearing demand	447,095			277,713
Total funding	1,466,917	0.37%	1,344	934,609	0.40%	926
Other liabilities	10,765			9,114
Total liabilities	1,477,682			943,723

Shareholders’ Equity
Total shareholders’ equity	189,804			148,023
Total liabilities and shareholders’ equity	$1,667,486			$1,091,746

Net interest margin (3)		3.98%			4.04%

Interest rate spread		3.80%	$15,197		3.84%	$10,149

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp  | - 41 -

	For the Six Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2013
		Yield/	Income/		Yield/	Income/
(dollar amounts in thousands)	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
Interest Earning Assets:
Interest earning deposits in other banks	$50,611	0.16%	$41	$16,674	0.21%	$17
Investment securities taxable	270,820	1.86%	2,502	210,962	1.83%	1,918
Investment securities non taxable	57,087	3.20%	907	46,250	3.17%	728
Other investments	8,457	6.91%	290	6,533	3.12%	101
Loans (1) (2)	1,014,102	5.25%	26,403	723,475	5.40%	19,384
Total interest earning assets	1,401,077	4.34%	30,143	1,003,894	4.45%	22,148

Allowance for loan and lease losses	(17,998)			(17,951)
Other assets	133,130			99,771

Total assets	$1,516,209			$1,085,714

Interest Bearing Liabilities:
Interest bearing demand	$98,843	0.11%	$53	$72,423	0.11%	$38
Savings	78,015	0.10%	40	39,691	0.10%	20
Money market	399,464	0.31%	613	289,183	0.32%	465
Time deposits	270,044	0.77%	1,037	189,350	0.90%	847
Total interest bearing deposits	846,366	0.42%	1,743	590,647	0.47%	1,370
Federal Home Loan Bank borrowing	83,507	1.30%	537	55,461	1.23%	338
Junior subordinated debentures	11,510	3.77%	215	8,248	2.03%	83
Total borrowed funds	95,017	1.60%	752	63,709	1.33%	421
Total interest bearing liabilities	941,383	0.53%	2,495	654,356	0.55%	1,791
Non interest bearing demand	395,843			270,461
Total funding	1,337,226	0.38%	2,495	924,817	0.39%	1,791
Other liabilities	9,608			13,431
Total liabilities	1,346,834			938,248

Shareholders’ Equity:
Total shareholders’ equity	169,375			147,466
Total liabilities and shareholders’ equity	$1,516,209			$1,085,714

Net interest margin (3)		3.98%			4.09%

Interest rate spread		3.81%	$27,648		3.90%	$20,357

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

	For The Three Months Ended,				For The Six Months Ended,
	June 30, 2014 over 2013				June 30, 2014 over 2013
(dollar amounts in thousands)	Volume	Rate	Rate/Volume	Total	Volume	Rate	Rate/Volume	Total
Interest income:
Interest bearing deposits in other banks	$27	$(1)	$(3)	$23	$35	$(4)	$(7)	$24
Investment securities taxable	364	32	15	411	543	31	10	584
Investment securities non-taxable (1)	300	(3)	(2)	295	258	11	2	271
Taxable equivalent adjustment (1)	(102)	1	1	(100)	(88)	(4)	-	(92)
Other investments	30	32	15	77	30	123	36	189
Loans	4,806	(37)	(9)	4,760	7,783	(538)	(226)	7,019

Net increase (decrease)	5,425	24	17	5,466	8,561	(381)	(185)	7,995
Interest expense:
Interest bearing demand	9	2	(1)	10	14	-	1	15
Savings	13	1	1	15	19	-	1	20
Money market	122	(21)	(12)	89	175	(14)	(13)	148
Time deposits	220	(78)	(38)	104	360	(122)	(48)	190
Federal Home Loan Bank borrowing	81	14	7	102	171	19	9	199
Long term borrowings	25	46	27	98	33	71	28	132

Net increase (decrease)	470	(36)	(16)	418	772	(46)	(22)	704

Total net increase (decrease)	$4,955	$60	$33	$5,048	$7,789	$(335)	$(163)	$7,291

(1) Adjusted to a fully taxable equivalent basis using a tax rate of 34%.

For the three-month and six-month periods ended June 30, 2014 as compared to the corresponding periods in 2013, the continued current low interest rate environment has had an adverse impact on yields on new and renewing loans.  In addition, the low interest rate environment and relative flatness of interest yield curves have had a compounding impact on securities’ yields as new investments are typically providing lower yields.  Such lower yields however, have been partially offset by slower prepayment speeds in 2014, which are now modestly contributing to increased yields on our investment securities portfolio.  Another significant offset to declining yields in our loan portfolio is the purchase discount accretion of the acquired MISN loan portfolio.  These combined factors have resulted in a decline in the yield on earning assets for the three-month and six-month periods ended June 30, 2014 of 8 basis points and 11 basis points, respectively, as compared to the corresponding periods in 2013.

While the loan portfolio has continued to grow since the second quarter of 2013, both due to the acquisition of MISN loans and through organic loan production and continues to contribute to a more favorable earning asset mix, we continue to hold a large portion of our earning assets in lower yielding investment securities.  Modest decreases in funding costs related to shifts in the composition of deposits from interest-bearing accounts to more liquid non-interest bearing deposit accounts, along with reduced rates of interest paid on interest bearing deposits, have resulted in a lower cost of funds that has partially offset the reduced yields on interest-earning assets. These factors have resulted in 6 and 11 basis point declines, respectively, in our net interest margin for the three and six month periods ended June 30, 2014, as compared to the same periods a year earlier.

The decrease in loan yields for the second quarter and year to date, 2014 as compared to the same periods a year earlier, attributable to the repayment of existing Heritage Oaks loans and origination of lower yielding new loans, had a negative 43 basis point and 49 basis point impact to loan yields, respectively.  The impact of loan prepayment fees for the second quarter of 2014 and 2013 had virtually no impact to loan yields however, on a year to date basis, loan prepayment fees slightly offset the negative impact of the payoff of higher yielding loans, providing an additional 3 basis points in yield for the year to date June 30, 2014 versus an additional 4 basis points in yield as compared to the same period a year earlier.

The second quarter of 2014 represents the first full quarter of contribution from MISN to the Company’s net interest margin. The average yield of acquired MISN earning assets was 18 basis points lower than that of the legacy Heritage Oaks earning asset yield at the time of acquisition.  However, the impact of purchase loan discount accretion had positive 33 and 27 basis point impacts to yields for the second quarter of 2014 and the year to date June 30, 2014, respectively.

Heritage Oaks Bancorp  | - 43 -

Forgone interest on non-accrual loans continued to negatively impact interest income for the three-month and six-month periods ended June 30, 2014.  Total forgone interest related to non-accrual loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.2 million and $0.2 million during the three months ended June 30, 2014 and 2013, respectively, and $0.4 million for the six months periods ended June 30, 2014 and 2013.  Total forgone interest on non-accrual loans reduced the yield on the loan portfolio by 6 basis points for the three months and by 6 basis points for the six months ended June 30, 2014 as compared to 12 basis points and 12 basis points for the corresponding periods in 2013, respectively.  The main reason for the reduced negative impact of foregone interest to the loan portfolio’s yield in 2014 is an increase in the average balance of the loan portfolio attributable to the MISN merger and organic growth achieved over the last year in the legacy Heritage Oaks loan portfolio.

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

The yield on taxable investment securities for the second quarter of 2014 was 6 basis points higher at 1.82% compared to 1.76% for the second quarter of 2013.  The increase in investment securities yield is primarily attributable to increased market interest rates.  Higher market rates have contributed to increased yields on reinvested cash flows as well as significantly slower prepayment rates and corresponding premium amortization.  Tax-exempt securities yields declined 2 basis points in the second quarter 2014 as compared to the second quarter 2013. The yield for the total investment securities portfolio increased by 9 basis points, from 1.95% for the second quarter 2013 to 2.04% for the second quarter of 2014, due to the slower premium amortization driven by higher market interest rates and slower refinance activity within our mortgage backed securities portfolio.  In addition, overall portfolio yields increased as compared to the prior year due to a larger allocation to higher yielding tax-exempt bonds. The tax-exempt securities portfolio increased from 13.9% of the total portfolio in second quarter 2013 to 16.7% for the second quarter 2014.

Investment securities yields for the total investment securities portfolio, including taxable and tax-exempt securities, were 3 basis points higher for the six months ended June 30, 2014 compared to the same period a year ago.  The yield on the portfolio was largely unchanged due to several factors.  Higher market interest rates and slower premium amortization contributed positively to interest income on the securities portfolio while the inclusion of the legacy MISN portfolio weighed down the overall portfolio yield as evidenced in the drop in the overall portfolio yield from 2.15% in the first quarter 2014 to 2.04% in the second quarter of 2014.   Approximately half of the MISN portfolio was liquidated by the end of the second quarter of 2014 in order to realign the profile of the acquired investment securities with the Company’s investment portfolio strategic position.  The realignment of the MISN portfolio contributed to a small gain on sale of investment securities which is discussed further in the “Non-Interest Income” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended June 30, 2014, average interest-earning assets increased $524.5 million, or 52.0%, over that reported in the corresponding period in 2013.  Average interest-earning assets for the six months ended June 30, 2014 increased $397.2 million, or 39.6% over the corresponding period in 2013,  Growth in average earning assets for both the three-month and six-month periods was largely driven by growth across all earning asset types due to the merger with MISN.

The average balance of interest-bearing liabilities was $362.9 million, or 55.2%, higher for the three months ended June 30, 2014, as compared to the corresponding period a year earlier.  Average interest-bearing liabilities for the six months ended June 30, 2014 increased by $287.0 million, or 43.9%, as compared to the corresponding period in 2013, growth in average interest-bearing liabilities was primarily the result of the merger with MISN.  Average interest-bearing deposits were $333.9 million, or 56.0%, higher for the three months ended June 30, 2014, as compared to the corresponding period a year earlier, and $255.7 million, or 43.3%, higher for the six-month period.

Heritage Oaks Bancorp  | - 44 -

The rate paid on interest bearing deposits declined by 8 basis points, to 0.40%, for the three months, and declined by 5 basis points to 0.42%, for the six months ended June 30, 2014 as compared to the same periods a year earlier.  This decline is in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.  Although such efforts have contributed to a moderate decline in time deposits (for legacy Heritage Oaks balances), the overall deposit mix and cost of our deposit portfolio has greatly improved as a result of these efforts.  We also benefitted from lower cost of deposits acquired through the MISN merger in both the three and six month periods ended June 30, 2014.  This benefit was fully realized in the second quarter of the 2014.  In addition to the favorable effects realized from these changes in our interest bearing deposits, our average non-interest bearing demand deposit balances have increased by $169.4 million, to $447.1 million, for the three months ended June 30, 2014.  The contribution to reduced funding costs of our non-interest bearing demand deposit balances has had a positive impact of 16 basis points on total funding costs for the three months ended June 30, 2014, as compared to a 17 basis point benefit in the second quarter of 2013; for the first six months, of 2014 the impact of increased non-interest bearing balances was 15 basis points, as compared with 16 basis points for the first half of 2013.  Total cost of funds for the three-month and six-month periods ended June 30, 2014 were 0.37% and 0.38% respectively, decreases of 3 basis points and 1 basis point, respectively, as compared to the corresponding periods in 2013.

For each of the three-month and six-month periods ended June 30, 2014, the average rate paid on interest bearing liabilities was 0.53%, as compared with 0.57% and 0.55%, respectively, for the corresponding periods in 2013.  The benefits from the deposit portfolio rate reductions previously discussed were substantially offset by an increase in funding costs for Federal Home Loan Bank (“FHLB”) borrowings and increased interest expense from the addition of MISN-acquired junior subordinated debentures (including purchase discount amortization expense, which is a component of interest expense), as the Company has strategically decided to lock in historically low fixed rates to match-fund longer term fixed rate loans, as well as an increase in the cost of junior subordinated debentures attributable to the MISN purchase accounting.

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

The ALLL is based on estimates, and actual losses may vary from current estimates.  Such variances could be material and could have an adverse effect on the Company’s performance.  The Company recognizes that the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such loans.  The ALLL represents the Company’s best estimate of the amount necessary to provide for probable losses inherent in the portfolio as of the balance sheet date.

The Company did not record a provision for loan and lease losses during the three and six months ended June 30, 2014 and 2013.  Although the Company recorded net charge-offs of $1.3 million and $1.2 million during the second quarter and for the first six months of 2014, respectively, positive adjustments to the general reserve driven by a reduction in our historical losses negated the need for additional ALLL and related provision expense.  The lack of a loan loss provision in 2014 and 2013 is reflective of the continuing improvements in the overall credit quality of the loan portfolio, the overall improvement in the historical charge-off history over the last year, the improvement in property values that serve as collateral for a large portion of our loans, as well as the limited amount of new loans moving into non-accrual status and therefore requiring specific reserves, all of which were largely offset by increased ALLL requirements due to the growth in the loan portfolio.  As of June 30, 2014, the Company’s ALLL represented 1.52% of total gross loans.  For additional information, see the “Allowance for Loan and Lease Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Heritage Oaks Bancorp  | - 45 -

Non-Interest Income

The table below sets forth changes in non-interest income as compared to the corresponding period a year earlier:

	For the Three Months Ended		For the Six Months Ended		Variances		Variances
	June 30,		June 30,		For the Three Months		For the Six Months
(dollar amounts in thousands)	2014	2013	2014	2013	dollar	percentage	dollar	percentage
Fees and service charges	$1,394	$1,120	$2,539	$2,135	$274	24.5%	$404	18.9%
Net gain on sale of loans	364	915	552	1,436	(551)	-60.2%	(884)	-61.6%
Mortgage origination income	105	174	159	427	(69)	-39.7%	(268)	-62.8%
Gain on sale of investment securities	101	5	99	3,591	96	1920.0%	(3,492)	-97.2%
Other income	512	698	877	984	(186)	-26.6%	(107)	-10.9%

Total	$2,476	$2,912	$4,226	$8,573	$(436)	-15.0%	$(4,347)	-50.7%

Non-interest income decreased by $0.4 million, to $2.5 million, for the second quarter of 2014, from $2.9 million for the same prior year period, and decreased by $4.3 million to $4.2 million for the year to date through June 30, 2014, from $8.6 million for the same prior year period.  The decline in non-interest income for the year to date through June 30, 2014 is primarily the result of $3.6 million of gains on the sale of investment securities in the first quarter of 2013, which resulted from the sale of $89.3 million of securities which were sold to reduce the overall duration of the investment securities portfolio to limit interest rate risk and to provide a funding source for our growing loan demand.  In addition, we experienced a reduction in gain on mortgage sales and origination fee income which was the primary contributor to the negative variance for the second quarter of 2014 as compared to the same prior year period.  The reduction in gain on mortgage sales and origination fee income was $0.6 million for the second quarter and $1.2 million for the first six months of 2014, as compared to the same prior year periods, due to a decline in the level of refinancing activity attributable to the increase in long-term mortgage rates over the last several quarters. These negative variances were partially offset by an increase in fees and service charges of $0.3 million and $0.4 million for the three and six months ended June 30, 2014, as compared with same prior year periods.

Non-Interest Expenses

The table below sets forth changes in non-interest expenses as compared to the corresponding period last year:

	For the Three Months Ended		For the Six Months Ended		Variances		Variances
	June 30,		June 30,		For the Three Months		For the Six Months
(dollar amounts in thousands)	2014	2013	2014	2013	dollar	percentage	dollar	percentage
Salaries and employee benefits	$6,340	$4,814	$11,957	$10,006	$1,526	31.7%	$1,951	19.5%
Occupancy and equipment	1,748	1,256	3,213	2,453	492	39.2%	760	31.0%
Information technology	952	640	1,647	1,267	312	48.8%	380	30.0%
Professional services	1,038	691	1,771	1,351	347	50.2%	420	31.1%
Regulatory assessments	307	270	511	639	37	13.7%	(128)	-20.0%
Sales and marketing	190	147	363	268	43	29.3%	95	35.4%
Foreclosed asset costs and write-downs	55	53	127	108	2	3.8%	19	17.6%
Provision for mortgage loan repurchases	-	-	-	570	-	-	(570)	-100.0%
Amortization of intangible assets	297	100	463	200	197	197.0%	263	131.5%
Merger, restructure and integration	922	-	8,037	2	922	-	8,035	401750.0%
Other expense	1,137	669	1,935	1,524	468	70.0%	411	27.0%

Total	$12,986	$8,640	$30,024	$18,388	$4,346	50.3%	$11,636	63.3%

The $4.3 million and $11.6 million increases in non-interest expense for the three-month and six-month periods ended June 30, 2014, as compared to the same periods ended a year earlier, was largely driven by the impacts of the merger with MISN on February 28, 2014.  The primary variance for the six month period was $8.0 million of merger, restructure and integration costs, of which $0.9 million was recognized in the second quarter of 2014.  These one-time costs included $2.1 million attributable to elimination of owned and leased facilities and related fixed assets, $1.7 million related to contractual cancellation costs of duplicative systems and services and $3.4 million of accruals related to termination benefits paid to employees displaced as a result of the merger and for retention of key employees through integration-related milestone dates.  The initiation of the process of integrating the two banks’ systems added another $0.2 million for the first half of 2014.  In addition, virtually every element of non-interest expense increased as a result of four months of operating expenses for the combined company.  Those operating costs totaled $2.8 million and $3.9 million for the three-month and six-month periods ended June 30, 2014.  Partially offsetting the impacts of the merger, the Company experienced a decline in regulatory costs on a year-to-date basis, largely attributable to the lifting of the Memoranda of Understanding (“MOU’s”) between the Company and the Company’s regulators in the second and third quarters of 2013.  The first half of 2014 was also favorably impacted by the lack of any provisions for mortgage repurchases.

Heritage Oaks Bancorp  | - 46 -

Excluding the $8.0 million of merger, restructure, and integration costs from the first six months of 2014 would result in total non-interest expense of $22.0 million, or 2.6% of assets on an annualized basis.  This compares with $18.4 million for the first six months of 2013, or 3.4% of assets, annualized.

Provision for Income Taxes

For the three-month and six-month periods ended June 30, 2014, the Company recorded an income tax expense of approximately $1.7 million and $0.7 million, respectively.  This compares to an income tax provision of $1.7 million and $4.1 million for the comparable periods in 2013.  The changes in the provision for income taxes for the 2014 periods, as compared to the corresponding periods in 2013, can be attributed to the incremental changes in the components of earnings before taxes discussed above, most notably due to the merger, restructure, and integration expenses incurred in 2014 related to the merger with MISN.  The Company’s effective tax rate was 37.1% for the three months ended June 30, 2014, and 35.9% for the six months ended June 30, 2014.  The effective tax rate for the corresponding periods in 2013 were 38.6% and 38.9%, respectively.  Excluding the impact of the merger and integration expenses in 2014, the effective tax rate would have been 41.3% for the six months ended June 30, 2014.

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

Financial Condition

At June 30, 2014, total assets were approximately $1.7 billion.  This represents an increase of $474 million or 39% from that reported at December 31, 2013, of which $454 million was attributable to the merger with MISN.

At June 30, 2014, total deposits were approximately $1.4 billion, which was $420 million, or 43%, more than that reported at December 31, 2013.  The merger with MISN contributed $372 million to total deposits as of the merger date.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $83.8 million and $26.2 million at June 30, 2014 and December 31, 2013, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches.  On February 28, 2014, $37.6 million in cash and cash equivalents were acquired in conjunction with the MISN merger.

Investment Securities and Other Earning Assets

Other earning assets are comprised of interest-earing deposits with the Federal Reserve, Federal Funds Sold (funds the Company lends on a short-term basis to other banks), investments in securities and short-term interest-earning deposits at other financial institutions.  These assets are maintained for the liquidity needs of the Company, collateralization of public deposits, and diversification of the earning asset mix.

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

Heritage Oaks Bancorp  | - 47 -

The following table provides a summary of investment securities by securities type:

	June 30, 2014		December 31, 2013
	Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value
Obligations of U.S. government agencies	$17,374	$17,244	$6,243	$6,208
Mortgage backed securities
U.S. government sponsored entities and agencies	239,119	237,546	186,981	182,931
Non-agency	9,161	9,292	10,924	11,032
State and municipal securities	65,496	66,559	51,532	50,030
Asset backed securities	29,176	28,989	26,935	26,594

Total	$360,326	$359,630	$282,615	$276,795

At June 30, 2014, the fair value of the investment portfolio was approximately $359.6 million, or $82.8 million higher than that reported at December 31, 2013.  The increase in the balance of the portfolio can primarily be attributed to the $76.2 million in investments acquired in the merger with MISN.  Also during the first half of 2014, the Bank sold $78.4 million of securities from the portfolio at a net gain of $99 thousand.

Securities available for sale are carried at fair value with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At June 30, 2014, the securities portfolio had unrealized losses, net of taxes, of approximately $0.4 million, an improvement of approximately $3.0 million from that reported at December 31, 2013.  Fluctuations in the fair value of the investment portfolio in the last three years can be attributed to market turbulence and volatility in overall interest rates, stemming in part from economic conditions. All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which prepayments are directly impacted by interest rate changes.  The Company uses computer simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.

The majority of the Company’s mortgage backed securities were issued by The Government National Mortgage Association (“Ginnie Mae”); The Federal National Mortgage Association (“Fannie Mae”); and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At June 30, 2014, approximately $237.5 million or 96.2% of the Company’s mortgage related securities were issued by a government agency or government sponsored entities.

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category:

(dollar amounts in thousands)

June 30, 2014	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
Obligations of U.S. government agencies	$968	$1,622	$14,598	$56	$17,244
Mortgage backed securities
U.S. government sponsored entities and agencies	34,974	93,961	54,518	54,093	237,546
Non-agency	740	8,052	500	-	9,292
State and municipal securities	2,105	14,550	45,953	3,951	66,559
Asset backed securities	-	-	14,468	14,521	28,989
Total available for sale securities	$38,787	$118,185	$130,037	$72,621	$359,630

Amortized cost	$38,897	$118,444	$129,701	$73,284	$360,326

Weighted average yield	1.67%	2.06%	2.43%	2.77%	2.30%

Federal Home Loan Bank (“FHLB”) Stock

As a member of the FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company.  At June 30, 2014 and December 31, 2013, the Company held approximately $7.9 million and $4.7 million, respectively, in FHLB stock.  The increase of FHLB stock from December 31, 2013 was primarily due to FHLB stock acquired in the MISN merger.

Heritage Oaks Bancorp  | - 48 -

Loans

Summary of Market Conditions

The addition of a new sales team focused on our region’s largest industry—agriculture—as well as the commercial and small business segments of the market, and single-family mortgages, contributed to net loan growth in each quarter from the second quarter of 2012 through the first quarter of 2014.  However, the loan portfolio contracted by $17.2 million in the second quarter of 2014 due to four key factors including: a $16.3 million reduction in agricultural credit line utilization due to seasonal pay-down on those loans, a $15.3 million reduction due to our efforts to exit loans that are not consistent with our credit profile from the Bank, participations sold of $4.4 million which were part of our portfolio management strategy, and the redirection of our focus during the second quarter to the integration and retention of MISN customers, from organic loan production. We continue to see improving borrower activity and we anticipate that this increased activity in our existing markets, along with our new sales team, our expansion into Ventura County with the opening of a loan production office in August 2012, expansion in Santa Barbara County with the opening of a loan production office in Goleta in early 2013, should contribute to continued growth in our loan portfolio.  In addition to this organic growth in our loan portfolio, the majority of the growth in the loan portfolio for the first half of 2014 came from $280.3 million of loans held for investment acquired in the MISN merger (as of February 28, 2014).  Although we are seeing some signs of stabilization in the local economies in which the Company operates, management realizes that a renewed decline in the global, national, state or local economies may further negatively impact local borrowers, as well as negatively impact values of real estate within our market footprint. As such, management continues to closely monitor credit trends and leading indicators for renewed signs of deterioration.  The Bank employs stringent lending standards and remains very selective with regard to loan originations, including CRE, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in this difficult credit environment.  The Company is focused on monitoring credit in order to take proactive steps, when and if necessary, to mitigate any material adverse impacts on the Company.

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

The credit quality of the loan portfolio is impacted by numerous factors, including the economic environment in the markets in which the Company operates, which can have a direct impact on the value of real estate securing collateral-dependent loans.  An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements, in conjunction with declines in real estate collateral values, may result in increases in provisions for loan and lease losses that would, in turn, have an adverse impact on the Company’s operating results.  See also Note 5, Loans, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for a more detailed discussion concerning credit quality, including the Company’s related policy.

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds the loans. Settlement from the correspondents is typically within 30 to 60 days of funding the mortgage.  At June 30, 2014, mortgage correspondent loans (loans held for sale) totaled approximately $8.4 million, up $6.0 million from December 31, 2013.  The increase in mortgage loans held for sale is reflective of increased activity in both purchase and refinance business.  Residential purchases have picked up due to the normal seasonal transition from the slow winter months, while refinance activity has been supported by the drop in interest rates from the start of the year.

Heritage Oaks Bancorp  | - 49 -

Summary of Loan Portfolio

At June 30, 2014, total gross loan balances were $1.1 billion.  This represents an increase of approximately $269.4 million, or 32.6%, from the $827.5 million reported at December 31, 2013.  The MISN merger provided $280.3 million of gross loans held for investment as of the February 28, 2014 merger date.

The following table provides total gross loans by product type:

	June 30,		December 31,
	2014		2013		Variance
(dollar amounts in thousands)	amount	percentage	amount	percentage	dollar	percentage
Real Estate Secured
Multi-family residential	$48,458	4.4%	$31,140	3.8%	17,318	55.61%
Residential 1 to 4 family	113,216	10.3%	88,904	10.7%	24,312	27.35%
Home equity line of credit	39,112	3.6%	31,178	3.8%	7,934	25.45%
Commercial	565,533	51.6%	432,203	52.1%	133,330	30.85%
Farmland	86,078	7.8%	50,414	6.1%	35,664	70.74%
Land	27,639	2.5%	24,523	3.0%	3,116	12.71%
Construction	18,059	1.6%	13,699	1.7%	4,360	31.83%

Total real estate secured	898,095	81.8%	672,061	81.2%	226,034	33.63%

Commercial
Commercial and industrial	146,404	13.4%	119,121	14.4%	27,283	22.90%
Agriculture	42,313	3.9%	32,686	4.0%	9,627	29.45%
Other	704	0.1%	38	0.0%	666	1752.63%

Total commercial	189,421	17.4%	151,845	18.4%	37,576	24.75%

Installment loans to individuals	9,071	0.8%	3,246	0.4%	5,825	179.45%
Overdrafts	296	0.0%	332	0.0%	(36)	-10.84%

Total gross loans	1,096,883	100.0%	827,484	100.0%	269,399	32.56%

Deferred loan fees	(1,350)		(1,281)		(69)	5.39%
Reserve for loan losses	(16,635)		(17,859)		1,224	-6.85%

Total net loans	$1,078,898		$808,344		$270,554	33.47%

Loans held for sale	$8,409		$2,386		6,023	252.43%

Real Estate Secured Loans

As of June 30, 2014, real estate secured portfolios represented approximately $898.1 million or 81.8% of total gross loans.  When compared to that reported at December 31, 2013, this represents an increase of approximately $226.0 million, or 33.6%, of which $219.1 million can be attributed to the MISN merger.

Heritage Oaks Bancorp  | - 50 -

Land Loans

The following table provides a break-down of the land segment of the Company’s real estate secured loan portfolio by property type:

	June 30, 2014				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Land
Single family residential	$2,705	$11	$2,716	9.3%	1.6%	23	$300
Single family residential - Spec.	460	-	460	1.6%	0.3%	4	303
Tract	10,537	-	10,537	36.1%	6.1%	8	10,673
Land - Multifamily	2,961	541	3,502	12.0%	2.1%	3	3,100
Commercial	10,408	1,010	11,418	39.1%	6.7%	25	1,422
Hospitality	568	-	568	1.9%	0.3%	1	599

Total land	$27,639	$1,562	$29,201	100.0%	17.1%	64	$10,673

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2014.

At June 30, 2014, the land portfolio represented approximately $27.6 million, or 2.5%, of total gross loan balances, an increase of $3.1 million, or 12.7%, from the corresponding balance reported at December 31, 2013.  A total of $3.0 million of land loans were acquired in the MISN merger during the first half of 2014.  The ratio of total land loans, including undisbursed commitments, to risk-based capital decreased from 20.0% at December 31, 2013 to 17.1% at June 30, 2014.

As of June 30, 2014, a total of $8.9 million of the land portfolio was risk graded as special mention or substandard.  This compares to $9.3 million of the land portfolio being risk graded special mention or substandard as of December 31, 2013.

Construction Loans

The following table provides a break-down of the construction loan segment of the Company’s real estate secured loan portfolio by property type:

	June 30, 2014				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Construction
Single family residential	$6,155	$2,472	$8,627	21.9%	5.1%	14	$2,250
Single family residential - Spec.	1,699	717	2,416	6.1%	1.4%	3	1,754
Multi-family	4,661	2,033	6,694	16.9%	3.9%	2	6,420
Commercial	2,181	11,014	13,195	33.4%	7.7%	4	8,000
Hospitality	3,363	5,217	8,580	21.7%	5.0%	2	5,000

Total construction	$18,059	$21,453	$39,512	100.0%	23.2%	25	$8,000

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2014.

At June 30, 2014, the construction portfolio represented approximately $18.1 million, or 1.6%, of total gross loan balances, an increase of $4.4 million, or 31.8%, from that reported at December 31, 2013. This increase is due to the MISN merger, which included $13.1 million of construction loans as of the merger date.  Construction loans are typically granted for a one year period and then refinanced at the completion of the construction project into permanent loans with varying maturities.  The ratio of total construction loans, including undisbursed commitments, to risk-based capital increased from 20.8% at December 31, 2013 to 23.2% at June 30, 2014.

As of June 30, 2014, and December 31, 2013, there were no construction loans risk graded as special mention or substandard.

Heritage Oaks Bancorp  | - 51 -

Other Real Estate Secured Loans

The following table provides a break-down of all other real estate secured loans by type of real estate:

	June 30, 2014				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest	Owner
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)	Occupied
Other Real Estate Secured
Retail	$69,229	$6,979	$76,208	8.5%	44.8%	88	$7,000	$26,503
Professional	63,927	149	64,076	7.1%	37.6%	129	4,200	23,112
Hospitality	135,600	1,922	137,522	15.3%	80.7%	59	10,209	10,876
Multi-family	48,458	689	49,147	5.5%	28.9%	51	5,144	-
Home equity lines of credit	39,112	30,110	69,222	7.7%	40.7%	473	1,200	34,030
Residential 1 to 4 family	113,216	3,367	116,583	12.9%	68.5%	252	2,887	77,158
Farmland	86,078	4,450	90,528	10.1%	53.2%	60	6,900	57,338
Healthcare / medical	36,308	-	36,308	4.0%	21.3%	49	7,500	21,456
Restaurants and other food services	10,709	-	10,709	1.2%	6.3%	20	2,393	8,424
Other commercial	162,988	59	163,047	18.0%	95.7%	188	9,250	65,117
Other	86,772	210	86,982	9.7%	51.1%	62	13,713	40,032

Total real estate secured	$852,397	$47,935	$900,332	100.0%	528.8%	1,431	$13,713	$364,046

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2014.

As of June 30, 2014, other real estate secured portfolios represented approximately $852.4 million or 77.7% of total gross loans.  When compared to that reported at December 31, 2013, this represents an increase of approximately $218.6 million, or 34.5%, of which $203.0 million can be attributed to the MISN merger.

As of June 30, 2014, a total of $50.7 million of the other real estate secured portfolio was risk graded as special mention, substandard or doubtful, with the largest single component being the commercial real estate segment, which represented $34.2 million.  This compares to $22.9 million of the other real estate secured balance and $18.1 million of CRE loans being risk graded special mention or substandard as of December 31, 2013.  Special mention and substandard other real estate secured loans acquired in the MISN merger totaled $23.5 million, of which $20.8 million were in the commercial segment.  At June 30, 2014 and December 31, 2013, other real estate secured balances, including undisbursed commitments, represented 529% and 526%, respectively, of the Bank’s total risk-based capital. The increase in this percentage not only reflects impacts of the MISN merger, but also the increase in real estate lending over the first three months of the year.

At June 30, 2014, approximately $364.0 million, or 42.7%, of the other real estate secured segment of the loan portfolio was considered owner occupied.

Heritage Oaks Bancorp  | - 52 -

Commercial Loans

The following table provides a break-down of the commercial and industrial (“C&I”) segment of the Company’s commercial loan portfolio by business type:

	June 30, 2014				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Commercial and Industrial
Agriculture	$6,165	$3,700	$9,865	4.0%	5.8%	38	$2,000
Oil gas and utilities	1,890	1,069	2,959	1.2%	1.7%	7	888
Construction	12,913	24,483	37,396	15.0%	22.1%	160	5,000
Manufacturing	19,248	8,564	27,812	11.2%	16.3%	124	3,000
Wholesale and retail	17,241	9,977	27,218	11.0%	16.0%	150	2,477
Transportation and warehousing	5,097	923	6,020	2.4%	3.5%	71	596
Media and information services	2,664	2,131	4,795	1.9%	2.8%	22	1,500
Financial services	6,984	2,742	9,726	3.9%	5.7%	42	3,000
Real estate / rental and leasing	21,678	17,023	38,701	15.6%	22.8%	122	6,522
Professional services	21,999	16,566	38,565	15.5%	22.6%	202	3,000
Healthcare / medical	9,391	8,005	17,396	7.0%	10.2%	110	11,464
Restaurants / hospitality	11,954	4,209	16,163	6.5%	9.5%	94	4,600
All other	9,180	2,753	11,933	4.8%	7.0%	134	1,665

Commercial and industrial	$146,404	$102,145	$248,549	100.0%	146.0%	1,276	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2014

At June 30, 2014, C&I loans represented approximately $146.4 million or 13.3% of total gross loan balances.  This represents an increase of approximately $27.3 million, or 22.9%, from December 31, 2013.  The year to date increase is attributed to the MISN merger, which added $34.6 million of C&I loans.  The ratio of total C&I loan balances, including undisbursed commitments, to risk-based capital decreased from 158% at December 31, 2013 to 146% at June 30, 2014.

The Company’s credit exposure within the C&I segment remains diverse with respect to the industries to which credit has been extended.  As of June 30, 2014, a total of $14.1 million of the C&I portfolio was risk graded as special mention, substandard or doubtful.  This compares to $13.1 million of the C&I portfolio being risk graded special mention or substandard as of December 31, 2013.  The increase in the C&I special mention and substandard loans, from December 31, 2013 is attributable to loans acquired in the MISN merger.

Agriculture Loans

The following table provides a break-down of the types of agriculture loans in the Company’s commercial loan portfolio:

	June 30, 2014				Percent of Bank		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
(dollar amounts in thousands)	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
Agriculture
Vegetable and melon farming	$8,919	$5,387	$14,306	16.9%	8.4%	15	$4,000
Fruit and tree nut farming	16,100	18,508	34,608	40.9%	20.3%	28	6,470
Other crop farming	210	1,004	1,214	1.4%	0.7%	4	650
Animal production	2,422	4,370	6,792	8.0%	4.0%	54	1,112
Support activities for agriculture	3,046	4,705	7,751	9.2%	4.6%	21	1,800
Food manufacturing	6,269	4,160	10,429	12.3%	6.1%	26	3,000
Wholesale merchants	3,542	3,433	6,975	8.2%	4.1%	11	1,500
Transportation and warehousing	76	-	76	0.1%	0.0%	3	32
All other	1,729	800	2,529	3.0%	1.5%	5	1,600

Agriculture	$42,313	$42,367	$84,680	100.0%	49.7%	167	$6,470

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2014.

Heritage Oaks Bancorp  | - 53 -

At June 30, 2014, the agriculture portfolio totaled approximately $42.3 million, or 3.9%, of total gross loan balances, which represents an increase of $9.6 million, or 29.5%, when compared to that reported at December 31, 2013.  The increase in the portfolio is associated with the MISN merger, which provided an additional $18.1 million of agriculture loans, partially offset by repayments of existing loans.  At June 30, 2014 and December 31, 2013, the agriculture portfolio, including undisbursed commitments, represented 50% and 48%, respectively, of the Bank’s total risk-based capital.  The increase in this percentage reflects the impact of the MISN merger, partially offset by the normal seasonal decrease in agriculture lending in the spring and early summer months.

As of June 30, 2014, a total of $2.6 million of the agriculture portfolio was risk graded as special mention, substandard or doubtful.  This compares to $1.4 million of the agriculture portfolio being risk graded special mention or substandard as of December 31, 2013.  The increase in the special mention and substandard risk grades of agriculture loans is attributable to loans acquired in the MISN merger.

Consumer Installment Loans

At June 30, 2014, the installment loan portfolio totaled approximately $9.1 million, as compared to the $3.2 million reported at December 31, 2013.  This increase is due to the MISN merger, which included $7.5 million of consumer installment loans as of the merger date.  Installment loans include revolving credit plans, consumer loans and credit card balances.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table provides a summary of the approximate maturities and sensitivity to changes in interest rates for the loan portfolio as well as information about fixed and variable rate loans.  A large portion of the growth in the loan portfolio is for loans with maturities of more than 5 years, which is consistent with the fact that much of the loan growth has been in the real estate secured segment. Variable rate loans currently at or below their floor are classified as variable in the table below:

			Due Over	Due Over	Due Over
(dollar amounts in thousands)	Due Less	Due	12 Months	3 Years	5 Years
	Than 3	3 To 12	Through	Through	Through	Due Over
June 30, 2014	Months	Months	3 Years	5 Years	15 Years	15 Years	Total
Real Estate Secured
Multi-family residential	$140	$2,990	$4,160	$5,874	$26,130	$9,164	$48,458
Residential 1 to 4 family	310	6,105	3,018	12,522	49,424	41,837	113,216
Home equity line of credit	21,565	1,323	2,343	2,117	3,671	8,093	39,112
Commercial	18,903	24,968	50,507	104,676	353,442	13,037	565,533
Farmland	6,043	1,297	1,589	12,068	64,978	103	86,078
Land	13,606	5,366	5,646	2,831	190	-	27,639
Construction	2,515	10,083	-	1,069	4,392	-	18,059
Commercial
Commercial and industrial	35,028	35,108	19,904	31,329	23,613	1,422	146,404
Agriculture	26,034	5,452	2,052	6,824	1,951	-	42,313
Other	1	10	156	537	-	-	704
Installment loans to individuals	785	147	632	632	5,878	997	9,071
Overdrafts	296	-	-	-	-	-	296

Total loans, gross	$125,226	$92,849	$90,007	$180,479	$533,669	$74,653	$1,096,883

Variable rate loans (1)	104,379	77,398	39,271	87,364	335,681	70,721	714,814
Fixed rate loans	20,847	15,451	50,736	93,115	197,988	3,932	382,069

Total loans, gross	$125,226	$92,849	$90,007	$180,479	$533,669	$74,653	$1,096,883

(1)          Variable rate loans include $506.9 million of variable rate loans that are at or below their contractual floor rates.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors.

Heritage Oaks Bancorp  | - 54 -

Allowance for Loan and Lease Losses

The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio as of the balance sheet date.  The ALLL is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio.  In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This methodology takes into account many factors, including the Company’s own historical loss trends, loan and lease level credit quality ratings, loan and lease specific attributes, along with a review of various credit metrics and trends.  The process involves subjective as well as complex judgments.  The Company uses a “stake in the ground” historical loss experience, which covers the Company’s losses for the period from October 2009 through current quarter end in analyzing an appropriate reserve factor for all loans.  The purpose of retaining the fourth quarter 2009 losses in our historical loss experience is to ensure that we retain a complete credit cycle in our ALLL analysis.  In addition, the Company uses adjustments for numerous factors, including those found in the Interagency Guidance on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes, among others.  The Company evaluates all impaired loans and leases individually, using guidance from ASC 310, primarily through the evaluation of cash flows or collateral values.

The ALLL is increased by provisions for loan and lease losses charged to earnings, and decreased by loan and lease charge-offs, net of recovered balances.  Please see Note 5. Allowance for Loan and Lease Losses, of the Condensed Consolidated Financial Statements filed as part of the Annual Report on Form 10-K for the year ended December 31, 2013, for a detailed discussion concerning the Company’s methodology for determining an adequate ALLL.  Also see Note 1. Summary of Significant Accounting Policies, of the Consolidated Financial Statements filed as part of the Annual Report on Form 10-K for the year ended December 31, 2013, which contains additional discussion concerning the ALLL, loan charge-offs, and credit risk management.

The Company allocates the ALLL across product types within the loan portfolio. The following table provides a summary of the ALLL and its allocation to each major product type of the loan portfolio, as well as the proportion that each major category’s ALLL represents as a percentage of the gross loan balances in the category:

	June 30,				December 31,
	2014		2013		2013
		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan
(dollars amounts in thousands)	Allocated	Segment	Allocated	Segment	Allocated	Segment
Real Estate Secured
Multi-family residential	$239	0.5%	$110	0.5%	$239	0.8%
Residential 1 to 4 family	1,240	1.1%	720	1.4%	1,225	1.4%
Home equity line of credit	117	0.3%	154	0.5%	147	0.5%
Commercial	5,901	1.0%	5,090	1.2%	6,456	1.5%
Farmland	1,250	1.5%	410	0.8%	958	1.9%
Land	2,944	10.7%	4,431	18.8%	3,402	13.9%
Construction	110	0.6%	179	1.7%	258	1.9%
Commercial
Commercial and industrial	3,416	2.3%	5,707	5.1%	3,653	3.1%
Agriculture	1,020	2.4%	877	3.5%	1,128	3.5%
Installment loans to individuals	73	0.8%	100	2.4%	99	3.1%
Overdrafts	27	9.1%	31	18.8%	32	9.6%
Unallocated	298		125		262

Total allowance for loan and lease losses	$16,635	1.5%	$17,934	2.4%	$17,859	2.2%

The Company acquired MISN on February 28, 2014 and the loans and leases acquired are recorded according to the guidance under ASC 805, “Accounting for Acquisitions.” See also Note 2. Business Combination of the Consolidated Financial Statements for more information concerning the acquisition of MISN.  The acquired loans and leases include loans and leases that are accounted for under ASC 310-30, “Accounting for Purchase Credit Impaired Loans and Leases.”  During the six months ended June 30, 2014, there was no provision for loan and lease losses or ALLL related to these loans, as they were acquired at an aggregate $10.0 million, or 3.4%, discount to the aggregated unpaid principal balances.  As of June 30, 2014, the remaining unaccreted discount on the acquired MISN loans was $8.9 million and was determined by management to be adequate to absorb credit losses inherent in that portfolio.  Of the total loans acquired through the MISN transaction only 5.7% are designated as purchased credit impaired (“PCI”) as of the acquisition date.  These PCI loans carried an average 23.2% discount at acquisition.  The remaining 94.3% of loans are accounted for under ASC 310 “Receivables” and carried an average discount of 2.3% at acquisition.  The Company may need to recognize provisions for loan and lease losses in the future if there is further deterioration in these loans after the purchase date such that the impairment exceeds the non-accretable yield and purchase discount.  On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans relating to the MISN acquisition to determine if there is potential impairment, which may require additional provisions for loan and lease losses or, if projected cash flows are significantly improved, a reclassification of the non-accretable yield to accretable yield may result.  The second quarter 2014 cash flow re-forecast resulted in a $0.1 million increase to goodwill and corresponding increase to the original discount recorded at acquisition and did not result in any impairment because the factors updated through the re-forecast were based on new information that existed as of the date of acquisition such as appraisals received during the second quarter but were reliant upon comparable sales and market information near the time of the acquisition.

Heritage Oaks Bancorp  | - 55 -

The balance of the ALLL decreased by $1.2 million during the first six months of 2014 due to net charge-offs, and decreased by 64 basis points as a percentage of gross loans, as compared to the corresponding period in 2013, primarily due to the fact that no ALLL has been provided for the MISN loans acquired at February 28, 2014 and also because the credit quality of the legacy Heritage Oaks portfolio has improved over the last year.  The improvement in the credit quality of the legacy Heritage Oaks portfolio is reflected in a number of indicators, all of which have trended favorably over the last year, and virtually all of which are at or near their lowest levels since the credit crisis peaked in 2010.  The indicators we believe are most indicative of the improving credit quality of the legacy Heritage Oaks portfolio include: the level of substandard and doubtful loans, which have declined $23.9 million or 47.4% since the second quarter of 2013; the level of Heritage Oaks’ legacy non-accrual loans, which have declined $3.4 million, or 25.0% since the second quarter of 2013; and the ratio of classified assets to Tier 1 capital plus the ALLL, which has improved from 33.07% to 25.1% since the second quarter of 2013.

Heritage Oaks Bancorp  | - 56 -

The following table details changes in the ALLL for the periods indicated:

	For the Six Months
	Ended June 30,
(dollars amounts in thousands)	2014	2013
Balance, beginning of period	$17,859	$18,118
Charge-offs:
Real Estate Secured
Multi-family residential
Residential 1 to 4 family	92	23
Commercial	1,016	67
Land	-	34
Construction	-	169
Commercial
Commercial and industrial	650	401
Installment loans to individuals	6	173
Total charge-offs	1,764	867
Recoveries:
Real Estate Secured
Residential 1 to 4 family	10	30
Home equity line of credit	6	6
Commercial	38	77
Farmland	-	11
Land	22	34
Construction	1	1
Commercial
Commercial and industrial	440	433
Agriculture	14	39
Installment loans to individuals	9	52
Total recoveries	540	683
Net charge-offs	1,224	184
Balance, end of period	$16,635	$17,934

Gross loans, end of period	$1,096,883	$746,611
Allowance for loan and lease losses to total gross loans	1.52%	2.40%
Net charge-offs to average loans	0.24%	0.05%

Net charge-offs during the six months ended June 30, 2014 totaled $1.2 million.  This compares to net charge-offs of approximately $0.2 million, reported for the corresponding period last year.  The charge-offs for the six months ended June 30, 2014 were attributable primarily to two larger loans which totaled $1.7 million.  For the six months ended June 30, 2013, charge-offs were largely attributable to a $0.2 million loss realized on the sale of collateral for the loan transferred into OREO in the first quarter of 2013.

Annualized net charge-offs to average loans for the three month and six month periods ended June 30, 2014 were 0.48% and 0.24%, respectively.  This compares to (0.10)% and 0.05%, respectively, reported for the corresponding periods in 2013.  At June 30, 2014, the ALLL represented 1.52% of total gross loans compared to the 2.16% reported at December 31, 2013.  The decline is due to the impact of MISN acquired loans on this ratio and the $1.2 million of net charge-offs for the year-to-date 2014 period.  MISN acquired loans are included in gross loans but have no ALLL as they are carried at their fair value.

The ALLL that was collectively evaluated for impairment on legacy Heritage and acquired MISN loans and leases at June 30, 2014 was $13.4 million, or 1.61% of total legacy Heritage and acquired MISN loans and leases, $14.4 million, or 1.76% of total legacy Heritage and acquired MISN loans and leases, as of December 31, 2013 and $10.7 million or 1.44% at June 30, 2013.  Including the non-credit impaired loans acquired through the MISN acquisition, the ALLL that was collectively evaluated for impairment was $13.4 million as of June 30, 2014, which represents 1.22% of the total of such loans and leases.  The qualitative component of the ALLL that was collectively evaluated for impairment was $4.5 million, or 0.41%, at June 30, 2014, $4.1 million or 0.51% at December 31, 2013, and $3.1 million or 0.42% at June 30, 2013, as a percentage of loans and leases collectively evaluated for impairment.  The qualitative factors increased on a dollar and percentage basis over the last year primarily due to the potential impacts resulting from the concentration in CRE loans and of the prolonged California drought on our loan portfolio. The component of the ALLL that was for legacy Heritage and acquired MISN loans and leases individually evaluated for impairment was $2.9 million at June 30, 2014, compared to $3.1 million at December 31, 2013 and $7.3 million at June 30, 2013.   An unallocated ALLL of $298 thousand was held at June 30, 2014, as compared to $262 thousand as of December 31, 2013 and $125 thousand as of June 30, 2013.  The Company provided no provision for loan and lease losses during the six-month periods ended June 30, 2014, and June 30, 2013.

Heritage Oaks Bancorp  | - 57 -

As of June 30, 2014, management believes that the ALLL was sufficient to cover current estimable losses in the Company’s loan portfolio.

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

The following table provides a summary of non-performing loans and foreclosed assets:

	June 30,	December 31,	Variance
(dollar amounts in thousands)	2014	2013	Dollar	Percent
Non-Performing Loans:
Residential 1-4 family	$101	$449	$(348)	-77.5%
Home equity lines of credit	100	-	100	100.0%
Commercial real estate	2,109	672	1,437	213.8%
Land	5,903	5,910	(7)	-0.1%
Commercial and industrial	2,455	2,180	275	12.6%
Agriculture	724	789	(65)	-8.2%
Installment	19	117	(98)	-83.8%

Total non-performing loans	$11,411	$10,117	$1,294	12.8%

Other real estate owned	$248	$-	$248	100.0%

Total non-performing assets	$11,659	$10,117	$1,542	15.2%

TDRs
Accruing	$6,730	$5,853	$877	15.0%
Included in non-performing loans	7,405	7,076	329	4.6%

Total TDRs	$14,135	$12,929	$1,206	9.3%

Ratio of allowance for loan and lease losses to total gross loans	1.52%	2.16%
Ratio of non-performing loans to total gross loans	1.04%	1.22%
Ratio of non-performing assets to total assets	0.69%	0.84%

At June 30, 2014, the balance of non-accruing loans was approximately $11.4 million or $1.3 million higher than that reported at December 31, 2013.  The increase in non-accruing loans is due to $4.1 million of loans placed in non-accruing status during the six months and $0.7 million of additions from the MISN transaction, net of $1.4 million of paydowns on non-accruing loans, $0.7 million of loans returned to accrual status and $1.5 million of net charge-offs and foreclosures during the first half of 2014.

Heritage Oaks Bancorp  | - 58 -

The following tables reconcile the change in total non-accruing balances:

	Balance	Additions to		Transfers	Returns to		Balance
	March 31,	Non-Accruing	Net	to Foreclosed	Performing	Net	June 30,
(dollar amounts in thousands)	2014	Balances	Paydowns	Collateral	Status	Charge-offs	2014
Real Estate Secured
Residential 1 to 4 family	$105	$-	$(4)	$-	$-	$-	$101
Home equity line of credit	-	100	-	-	-	-	100
Commercial	485	2,823	(46)	(137)	-	(1,016)	2,109
Land	5,813	188	(98)	-	-	-	5,903
Commercial
Commercial and industrial	2,786	679	(299)	-	(711)	-	2,455
Agriculture	727	-	(3)	-	-	-	724
Installment loans to individuals	21	-	(2)	-	-	-	19

Totals	$9,937	$3,790	$(452)	$(137)	$(711)	$(1,016)	$11,411

	Balance	Additions to	Additions		Transfers	Returns to		Balance
	December 31,	Non-Accruing	due to	Net	to Foreclosed	Performing	Net	June 30,
(dollar amounts in thousands)	2013	Balances	merger	Paydowns	Collateral	Status	Charge-offs	2014
Real Estate Secured
Residential 1 to 4 family	$449	$-	$-	$(8)	$(248)	$-	$(92)	$101
Home equity line of credit	-	100	-	-	-	-	-	100
Commercial	672	2,823	137	(370)	(137)	-	(1,016)	2,109
Land	5,910	188	-	(195)	-	-	-	5,903
Commercial
Commercial and industrial	2,180	1,034	568	(616)	-	(711)	-	2,455
Agriculture	789	-	-	(65)	-	-	-	724
Installment loans to individuals	117	2	-	(98)	-	-	(2)	19

Totals	$10,117	$4,147	$705	$(1,352)	$(385)	$(711)	$(1,110)	$11,411

	Balance	Additions to		Transfers to	Returns to		Balance
	March 31,	Non-Accruing	Net	Foreclosed	Performing	Net	June 30,
(dollar amounts in thousands)	2013	Balances	Paydowns	Collateral	Status	Charge-offs	2013
Real Estate Secured
Residential 1 to 4 family	$240	$659	$(5)	$-	$(118)	$(23)	$753
Home equity line of credit	57	-	(1)	-	-	-	56
Commercial	703	-	(182)	(222)	-	-	299
Land	6,323	1,254	(117)	-	-	-	7,460
Commercial
Commercial and industrial	3,972	986	(179)	-	(687)	(62)	4,030
Agriculture	831	487	(2)	-	-	-	1,316
Installment loans to individuals	101	59	(3)	(13)	(73)	(42)	29

Totals	$12,227	$3,445	$(489)	$(235)	$(878)	$(127)	$13,943

	Balance	Additions to		Transfers to	Returns to		Balance
	December 31,	Non-Accruing	Net	Foreclosed	Performing	Net	June 30,
(dollar amounts in thousands)	2012	Balances	Paydowns	Collateral	Status	Charge-offs	2013
Real Estate Secured
Residential 1 to 4 family	$835	$659	$(236)	$-	$(482)	$(23)	$753
Home equity line of credit	58	-	(2)	-	-	-	56
Commercial	928	-	(215)	(222)	(192)	-	299
Farmland	1,077	-	(1,077)	-	-	-	-
Land	7,182	1,303	(237)	-	(754)	(34)	7,460
Construction	1,380	-	-	(1,211)	-	(169)	-
Commercial
Commercial and industrial	4,657	1,342	(643)	-	(925)	(401)	4,030
Agriculture	907	487	(67)	-	(11)	-	1,316
Installment loans to individuals	285	129	(7)	(101)	(117)	(160)	29

Totals	$17,309	$3,920	$(2,484)	$(1,534)	$(2,481)	$(787)	$13,943

Heritage Oaks Bancorp | - 59 -

Goodwill

The following table summarizes the consideration paid for MISN, the amounts of assets acquired and liabilities assumed and the resulting goodwill recognized at the acquisition date:

(dollar amounts in thousands)	February 28, 2014
Consideration Paid
Cash payments for MISN shares outstanding	$2,554
Cash payments for MISN warrants	5,766
Cash payments for MISN options	387
Shares issued, @ $7.99 per share	60,255
Total consideration	68,962
Net Assets pre-acquisition	41,526
Fair value adjustments:
Loans receivable	(9,982)
Allowance for loan and lease losses	4,441
Fixed Assets	743
Core deposit intangible	5,060
Deferred taxes assets, net	11,990
Other assets	(241)
Certificates of deposit purchase premium	(78)
Federal Home Loan Bank advances	(71)
Junior subordinated debentures	3,444
Lease liability	(1,217)
Other liabilities	109
Total fair value adjustments	14,198
Fair value of net assets acquired	55,724

Excess of consideration paid over fair value of net assets acquired, i.e., goodwill	$13,238

The goodwill of $13.2 million arising from the acquisition represents the additional consideration paid above the fair value of net assets acquired.  As this transaction was structured as a tax-free exchange, the goodwill will not be deductible for tax purposes.

During the three months ended June 30, 2014, goodwill related to the MISN acquisition was reduced by $133 thousand.  Increased valuations of premises held for sale of $321 thousand, increased other real estate values of $11 thousand and adjustments to deferred tax assets of $18 thousand reduced goodwill, while reductions in the value of PCI loans of $103 thousand and additional pre-acquisition expenses recognized of $114 thousand increased goodwill during the measurement period.

Other Real Estate Owned (“OREO”)

At June 30, 2014 the Company held $0.3 million of OREO, comprised of a 1-to-4 family residential property foreclosed on during the first quarter of 2014.  As of December 31, 2013, the Company held no OREO.  The Company foreclosed on a single loan in the first quarter of 2013, and sold the underlying collateral within that same quarter at a loss of $0.2 million, which was reflected as a charge-off against the ALLL.  See also Note 9. Other Real Estate Owned, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for additional discussion concerning OREO.

Heritage Oaks Bancorp | - 60 -

Deposits and Borrowed Funds

Deposits

The following table provides a summary for the year to date change in various categories of deposit balances:

	June 30,	December 31,	Variance
(dollar amounts in thousands)	2014	2013	dollar	percentage
Non-interest bearing deposits	$461,559	$291,856	$169,703	58.15%
Interest bearing deposits:
NOW accounts	104,818	87,298	17,520	20.07%
Other savings deposits	96,277	42,648	53,629	125.75%
Money market deposit accounts	442,688	332,272	110,416	33.23%
Time deposits	288,841	219,821	69,020	31.40%

Total deposits	$1,394,183	$973,895	420,288	43.16%

As indicated in the table above, total deposit balances at June 30, 2014 were approximately $1.4 billion.  This represents an increase of approximately $420.3 million, or 43.2%, when compared to that reported at December 31, 2013.  The MISN merger contributed $371.5 million to deposit growth as of the merger date, including $137.6 million in non-interest bearing deposits.

The Company continues to focus on gathering and retaining core relationships, which has helped to reduce the overall cost of funding.  At June 30, 2014, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 84.8% of total deposits, up from the 84.7% reported at December 31, 2013, due largely to core deposits acquired in the MISN merger.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances.  These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At June 30, 2014, FHLB borrowings were $67.6 million, or $20.9 million lower than that reported at December 31, 2013.  Borrowings are obtained for a variety of reasons which include, but are not limited to: asset-liability management; funding loan growth; and to provide additional liquidity. The decrease in the level of FHLB borrowings in 2014 was the result of maturities of short-term borrowings that were not rolled over.

Capital

At June 30, 2014, the balance of shareholders’ equity was approximately $191.2 million.  This represents an increase of approximately $64.8 million over that reported at December 31, 2013.  The year to date change was primarily attributable to 7,541,326 shares issued at a price of $7.99 per common share as part of the consideration in the MISN merger, partially offset by $0.3 million of related stock issuance costs.  The components of comprehensive income (net income and unrealized gains on securities available for sale) provided $4.2 million of equity for the first half of 2014, while adjustments related to share based compensation provided $0.6 million.

Dividends

On July 23, 2014, the Company’s Board of Directors declared a cash dividend of $0.03 per share, payable on September 15, 2014, to shareholders of the Company’s common stock as of August 29, 2014.  Holders of the Company’s Series C Preferred stock are also entitled to a per share dividend equivalent to the common dividend declared for which each share of Series C Preferred stock is convertible into common stock.  The Company did not pay any dividends on it’s common stock in 2013.

Heritage Oaks Bancorp | - 61 -

Regulatory Capital

Bancorp and the Bank seek to maintain strong levels of capital in order to be considered “well-capitalized” as determined by regulatory agencies.  Bancorp’s potential sources of capital include retained earnings and the issuance of equity.  Although Bancorp and the Bank rely primarily on earnings from operations to generate capital, the absence of earnings in 2009 and 2010 required Bancorp to obtain additional capital through the issuance of preferred and common equity in 2010.

At June 30, 2014, Bancorp had $16.5 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These debt securities were issued to three different trusts, as follows:

	Amount	Book	Current	Issue	Scheduled
(dollar amounts in thousands)	Issued	Value	Rate	Date	Maturity	Rate Type
Heritage Oaks Capital Trust II	$ 8,248	$ 8,248	1.95%	27-Oct-06	Aug-37	Variable 3-month LIBOR + 1.72%
Mission Community Capital Trust I	$ 3,093	$ 2,112	3.18%	14-Oct-03	Oct-33	Variable 3-month LIBOR + 2.95%
Santa Lucia Bancorp (CA) Capital Trust	$ 5,155	$ 2,765	1.71%	28-Apr-06	Jul-36	Variable 3-month LIBOR + 1.48%

These three issues of debt securities are callable by Bancorp at par.  At June 30, 2014, the Company included $12.7 million of the debt securities in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding junior subordinated debt securities, see Note 11, Borrowings, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Beginning in April 2012 and through its termination in April 2013, the Bank operated subject to the terms of a MOU with the FDIC and the DFI, which replaced the Consent Order stipulated to by the Bank in March 2010.  Under the MOU the Bank agreed to continue to adhere to the 10.0% Tier 1 leverage ratio previously set by the Consent Order.  With the termination of the MOU in April 2013, the need to continue to adhere to the 10% leverage ratio was removed.  See also Note 19, Regulatory Matters, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information related to the Consent Order and Written Agreement as they pertain to these requirements.

On July 17, 2013 Bancorp repurchased all 21,000 outstanding shares of the Series A Preferred Stock that was held by the U.S. Department of the Treasury under the TARP CPP program.  The shares were repurchased at par plus accrued but unpaid dividends for a total of $21.2 million.  On July 30, 2013 Bancorp reached an agreement with the U.S. Department of the Treasury to repurchase the related warrant to purchase 611,650 shares of Bancorp’s common stock for $1.6 million.  The decision to repurchase the Preferred Stock and the outstanding warrant was made to mitigate the dilutive effect these instruments had on common shareholders.  The funds for this repurchase were made available through a one-time dividend from the Bank to Bancorp.  The repurchase of TARP during the third quarter of 2013 is the primary reason that Bancorp’s and the Bank’s capital ratios declined for the second quarter of 2014 and the fourth quarter of 2013 when compared to the second quarter of 2013.

The following table provides the general minimum regulatory capital ratios and a summary of Company and Bank regulatory capital ratios, which reflect that both Bancorp and Bank meet the criteria to be considered “well capitalized”:

	Regulatory Standard	June 30, 2014		December 31, 2013		June 30, 2013
	Well	Heritage Oaks		Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Leverage ratio	5.00%	9.83%	9.53%	10.20%	9.82%	12.60%	12.26%
Tier I capital to risk weighted assets	6.00%	12.85%	12.45%	12.91%	12.42%	15.77%	15.31%
Total capital to risk weighted assets	10.00%	14.10%	13.70%	14.17%	13.68%	17.03%	16.57%

Bancorp’s Leverage Ratio declined by 37 basis points to 9.83% for the second quarter of 2014 from 10.20% for the fourth quarter of 2013, primarily due to the increase in disallowed intangibles and deferred tax assets related to the MISN merger.  Comparing the components of our Leverage Ratio for the second quarter of 2014 to those reported for the fourth quarter of 2013 reveals that total capital increased by 51.2% compared to an only 39.2% increase in average quarterly assets.  This implies that our Leverage Ratio may have increased as compared to the fourth quarter of 2013 however, the increase in disallowed intangibles and deferred tax assets muted the increase to Tier 1 Capital which only rose by 34.3%, after factoring in these adjustments, resulting in a smaller increase to Tier 1 Capital than the increase to average quarterly assets for the second quarter of 2014 compared to the fourth quarter of 2013.  Bancorp’s Leverage Ratio declined by 277 basis points for the second quarter of 2014 when compared to the second quarter of 2013, primarily due to the repurchase of TARP Series A Preferred Stock which contributed $20.7 million to Tier 1 Capital for the second quarter 2013.

Heritage Oaks Bancorp | - 62 -

As of June 30, 2014, Bancorp’s Tier 1 Risk Based Capital Ratio and Total Risk Based Capital Ratio decreased from year-end 2013 by 6 and 7 basis points, to 12.85% and 14.10%, respectively, due primarily to the impact of the MISN acquisition.  Risk Weighted Assets, Total Risk Based Capital and Tier 1 Capital all increased by similar amounts due to the MISN merger and, therefore, there was not a material change in our Risk Based Capital Ratio as compared to the fourth quarter of 2013.  The year over year declines in both Bancorp’s and the Bank’s Risk Based Capital Ratios were attributable to the repurchase of TARP Series A Preferred Stock during the third quarter of 2013.

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

In the ordinary course of business, the Company is a party to various operating leases, including an office building lease obligation that was assumed in the MISN merger and expires in 2024.  Monthly rentals under this lease are currently approximately $43 thousand, subject to annual escalation based on the Consumer Price Index.  For a more detailed discussion of other operating leases, refer to Note 18, Commitments and Contingencies, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $15.4 million and $17.0 million at June 30, 2014 and December 31, 2013, respectively.  For a more detailed discussion of these financial instruments refer to Note 18, Commitments and Contingencies, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Additionally, at June 30, 2014 and December 31, 2013, the Company had undisbursed loan commitments made in the ordinary course of business totaling $240.1 million and $181.5 million, respectively.  These loan commitments and letters of credit are shown in the table below.

	June 30,	December 31,
(dollar amounts in thousands)	2014	2013
Commitments to extend credit
Home equity lines of credit	$30,110	$23,365
Credit card lines	1,552	1,770
Commitments secured by real estate	39,001	35,005
Commitments not secured by real estate	7,096	7,030
Commercial and industrial commitments	98,526	73,461
Agriculture commitments	42,366	28,010
Other unused commitments	21,440	12,804
Standby letters of credit	15,418	17,036

Total commitments and standby letters of credit	$255,509	$198,481

At both June 30, 2014 and December 31, 2013, the Company’s allowance for losses on unfunded loan commitments was $0.4 million.

Heritage Oaks Bancorp | - 63 -

In connection with the $8.25 million in debt securities issued to Heritage Oaks Capital Trust II, the Company issued a full and unconditional payment guarantee of certain accrued distributions by Heritage Oaks Capital Trust II.  Similarly, for the $8.25 million in par value of trust preferred securities that the Company assumed as part of the merger with MISN, the Company is the full and unconditional guarantor of distributions of the issuing trusts.  There are no Special Purpose Entity trusts, corporations, or other legal entities established by the Company which reside off-balance sheet.  Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

The following table provides a summary for the Company’s long-term debt and other long-term obligations, including the anticipated payments under salary continuation plans, assuming attainment of the designated retirement age, as of June 30, 2014:

	Less Than	One to Three	Three to Five	More than	June 30,	June 30,
(dollar amounts in thousands)	One Year	Years	Years	Five Years	2014	2013
FHLB Advances and other borrowings	$2,000	$20,000	$22,500	$23,000	$67,500	$52,500
Operating lease obligations	1,694	2,500	1,724	3,687	9,605	3,437
Salary continuation payments	240	508	532	4,376	5,656	5,901
Junior subordinated debentures	-	-	-	16,496	16,496	8,248

Total obligations	$3,934	$23,008	$24,756	$47,559	$99,257	$70,086

The Company has leases that contain options to extend for periods from three to seven years.  Options to extend which have been exercised and the related lease commitments are included in the table above.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Company’s customers serve as the primary source of liquidity.  The Bank also has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At June 30, 2014, these credit lines totaled $62.0 million and are unsecured.  Additionally, the Bank has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank.  As of June 30, 2014, the borrowing availability related to this facility was $9.0 million.  At June 30, 2014, the Bank had no borrowings against the credit lines or the FRB facility.  As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $346.8 million at June 30, 2014, in addition to the $67.6 million currently outstanding.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows.  As of June 30, 2014, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes as a percentage of deposits and other liabilities was 27.9% at June 30, 2014 compared to 26.3% at December 31, 2013.  The ratio of gross loans to deposits, another key liquidity ratio, decreased to 78.7% at June 30, 2014 compared to 85.0% at December 31, 2013, due to the MISN acquisition.

In addition to the Bank’s sources of liquidity, Bancorp has a $10.0 million revolving line of credit arrangement with a correspondent bank, subject to annual renewal.  Bancorp pays a 0.25% annual fee to maintain the credit facility plus 0.25% (annual rate) on the unused portion of the line.  Interest on borrowings will be at the prime rate (floating) or, at Bancorp’s option, at a fixed rate based on LIBOR.  The line had no outstanding balance as of June 30, 2014.

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

Heritage Oaks Bancorp | - 64 -

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

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Other than $13.1 million in subordinated debentures issued by the Company’s subsidiary grantor trusts, virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the Bank level.

Thus, virtually all of the Company’s interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk procedures are performed at the Bank level. In addition to risk related to interest rate changes, the Bank’s real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties in California, is subject to risks of changes in the underlying value of collateral as a result of changes in the local economy.

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

The Company seeks to control interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure.  Historically, management believes it has effectively managed the effect of changes in interest rates on its operating results and believes that it can continue to manage the short-term effect of interest rate changes under various interest rate scenarios.

Management employs asset and liability management software to measure the Company’s exposure to potential future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of June 30, 2014.  This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall over the near term but a positive impact to net interest income over the long term if market rates move higher.  The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter.

The hypothetical impact of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly.  The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s June 30, 2014 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200bp rate increase and a 100bp decrease is acceptable to management and within policy guidelines at this time.  Given the low interest rate environment, a 200bp decrease is not considered a realistic possibility and is therefore not modeled.

Heritage Oaks Bancorp | - 65 -

The results in the table below indicate the change in net interest income the Company would expect to see, if interest rates were to change in the amounts set forth:

(dollar amounts in thousands)	Rate Shock Scenarios
June 30, 2014	-100bp	Base	+100bp	+200bp
Net interest income	$59,693	$59,387	$59,985	$61,030
$ Change from base	$306	$-	$598	$1,643
% Change from base	0.52%	0.00%	1.01%	2.77%

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

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans:

June 30, 2014		Percent of
Rate Type	Balance	Total
Variable - daily	$168,677	15.4%
Variable other than daily	547,452	49.9%
Fixed rate	380,754	34.7%

Total gross loans	$1,096,883	100.0%

The table above identifies approximately 15.4% of the loan portfolio that will re-price immediately in a changing rate environment.  At June 30, 2014, approximately $716.1 million or 65.3% of the Company’s loan portfolio is considered variable.

The following table shows the repricing categories of the Company’s loan portfolio:

(dollars in thousands)
June 30, 2014		Percent of
Re-Pricing	Balance	Total
< 1 Year	$349,280	31.8%
1-3 Years	229,460	20.9%
3-5 Years	294,905	26.9%
> 5 Years	223,238	20.4%

Total gross loans	$1,096,883	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the index rate:

(dollar amounts in thousands)	Move in Index Rate (bps)
June 30, 2014	+100	+150	+200	+250	+300	+350
Cumulative variable daily	$88,751	$107,626	$126,173	$132,077	$135,226	$135,388
Cumulative variable other than daily	251,245	309,658	342,052	364,696	373,544	374,295

Cumulative total variable at floor	$339,996	$417,284	$468,225	$496,773	$508,770	$509,683

Heritage Oaks Bancorp | - 66 -

Given the significant decline in short-term rates over the last several years, many loans in the portfolio possess floors significantly higher than their current index rate.  As indicated in the table above, the Company will need to see rates increase by 150 basis points before the majority of variable rate loans in the portfolio experience a rise in their interest rates above their floors, thereby ending their fixed-rate interest rate risk profile and returning them to a fully variable interest rate risk profile.  When such event occurs, holding all other interest rate risk variables constant, the Company will become more net asset sensitive.  Historically, the Company has placed floors on new loan originations to protect net interest margin.  Management believes this strategy proved successful in insulating net interest margin in the declining interest rate environment experienced over the last several years.  As loans have repriced, through maturities and refinancing, the average floor rate has come down to remain competitive in the current interest rate environment.  The lowering of floor rates has contributed to an increasingly asset sensitive profile and decreased the average market rate movement to lift variable rate loans off their floors.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officers, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with the participation of the Principal Executive Officer and the Principal Financial Officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Principal Executive Officer and the Principal Financial Officers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officers, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Heritage Oaks Bancorp | - 67 -

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Corona Fruits & Veggies, Inc., et al v. Heritage Oaks Bank, et al, Santa Barbara County Sup. Ct. case no. 1390870, filed 2/8/2012. Corona Fruits & Veggies, Inc. (“Corona”) and related entities are seeking an unspecified amount in excess of $2,000,000 in damages for a variety of claims including breach of contract, misrepresentation, interference with contractual relations and promissory estoppel.  The alleged factual basis underlying the claims is that the Bank promised to extend agricultural and equipment financing to the plaintiffs and ultimately failed to do so, causing the plaintiffs’ damages. The Bank denies that it acted improperly in any respect toward plaintiffs or that it breached a loan commitment to the plaintiffs and is vigorously defending the matter. Some of the Corona claims are potentially covered by the Bank’s insurance and the Bank’s insurance carriers are cooperating with the Bank in defense of the matter. The trial commenced on July 24, 2014.

Sandra Keller, et al vs. Heritage Oaks Bank, et al, Superior Court of San Luis Obispo County, case no CV- 138124, filed 5/29/13. This is the identical complaint that was filed previously in the Federal court for the Central District of California and dismissed.  Sandra Keller, as guardian ad litem for Mary Mastagni, filed suit against the Bank and numerous other parties alleging damages from a conspiracy to commit elder financial abuse. The complaint was unclear as to the basis for the alleged damages against the Bank, and the Bank believes the complaint lacked any merit whatsoever.  The complaint asserts various causes of action arising from the sale by third parties of collateral for a CRE loan from the Bank and the pay-off of the Bank’s loan in that transaction.  The Bank was served with process in September 2013 and successfully demurred; an amended complaint was filed on June 30, 2014 and the Bank is responding with another demurrer. The Bank does not expect the litigation to have a material impact on the Bank.

Grego v. Patel, Mission Asset Management, Inc., et al, Superior Court of San Luis Obispo County, case no. CV128369. This case was filed in 2013 against Mission Asset Management, Inc., (“MAM”) formerly a subsidiary of Mission Community Bancorp which was acquired by Bancorp on February 28, 2014. MAM successfully demurred to all causes of action but one; the remaining cause of action is for conversion of personal property which allegedly occurred subsequent to the foreclosure of a commercial loan secured by a hotel property.  The Company anticipates the matter will be resolved by the end of 2014 and does not expect the litigation to have a material impact on the Company or the Bank.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Heritage Oaks Bancorp | - 68 -

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

Exhibit 31.3 Rule 13a-14(a)  Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.3 Section 1350  Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2014 and 2013 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2014 and 2013 (unaudited), (iv) Condensed Consolidated Statements of Shareholders’ Equity, for the six months ended June 30, 2014 and 2013 (unaudited), (v) Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2014 and 2013 (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

Heritage Oaks Bancorp |  - 69 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: August 1, 2014

/s/ Simone Lagomarsino	/s/ Lonny D. Robinson
Simone Lagomarsino	Lonny D. Robinson
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Jason Castle
Jason Castle
Chief Accounting Officer
(Principal Accounting Officer)

Heritage Oaks Bancorp  | - 70 -