Form 10-Q
period 2014-09-30
HERITAGE OAKS BANCORP
filed 2014-10-31
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.

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

Large accelerated filer [   ]   Accelerated filer [ X ]   Non-accelerated filer (Do not check if a smaller reporting company)[    ] Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [    ]    NO [ X ]

As of October 24, 2014 there were 33,094,717 shares of the registrant’s common stock outstanding.

FORM 10-Q

Heritage Oaks Bancorp

For the Three Months and Nine Months Ended

September 30, 2014

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Financial Statements

Condensed Consolidated Financial Statements and the notes thereto begin on the next page.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2014	2013
	(dollars in thousands except per share data)
Assets
Cash and due from banks	$14,993	$11,336
Interest earning deposits in other banks	35,834	14,902
Total cash and cash equivalents	50,827	26,238

Investment securities available for sale, at fair value	382,437	276,795
Loans held for sale, at lower of cost or fair value	5,977	2,386
Gross loans	1,151,576	827,484
Net deferred loan fees	(1,414)	(1,281)
Allowance for loan and lease losses	(16,787)	(17,859)
Net loans held for investment	1,133,375	808,344
Premises and equipment, net	36,937	24,220
Premises and equipment held for sale	2,070	-
Deferred tax assets, net	27,914	21,624
Bank-owned life insurance	24,549	15,826
Federal Home Loan Bank stock	7,853	4,739
Goodwill	24,536	11,237
Other intangible assets	5,644	1,344
Other assets	14,105	10,898
Total assets	$1,716,224	$1,203,651

Liabilities
Non-interest bearing deposits	$469,435	$291,856
Interest bearing deposits	953,499	682,039
Total deposits	1,422,934	973,895
Short term FHLB borrowing	10,000	29,000
Long term FHLB borrowing	65,562	59,500
Junior subordinated debentures	13,179	8,248
Other liabilities	10,430	6,581
Total liabilities	1,522,105	1,077,224

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized:
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 1,189,538 shares as of September 30, 2014 and December 31, 2013	3,604	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 33,082,205 shares and 25,397,780 shares as of September 30, 2014 and December 31, 2013, respectively	161,924	101,511
Additional paid in capital	6,382	6,020
Retained earnings	22,303	18,717
Accumulated other comprehensive loss, net of tax benefit of ($69) and ($2,395) as of September 30, 2014 and December 31, 2013, respectively	(94)	(3,425)
Total shareholders’ equity	194,119	126,427
Total liabilities and shareholders’ equity	$1,716,224	$1,203,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands except per share data)
Interest Income
Loans, including fees	$14,745	$10,064	$41,134	$29,448
Investment securities	1,946	1,347	5,355	3,993
Other interest-earning assets	204	98	535	216
Total interest income	16,895	11,509	47,024	33,657
Interest Expense
Deposits	918	731	2,661	2,101
Other borrowings	406	296	1,158	717
Total interest expense	1,324	1,027	3,819	2,818
Net interest income before provision for loan losses	15,571	10,482	43,205	30,839
Provision for loan and lease losses	-	-	-	-
Net interest income after provision for loan and lease losses	15,571	10,482	43,205	30,839
Non-Interest Income
Fees and service charges	1,410	1,195	3,949	3,330
Net gain on sale of mortgage loans	411	513	967	1,949
Other mortgage fee income	64	143	223	570
Gain on sale of investment securities	450	344	549	3,935
Other income	647	228	1,533	1,212
Total non-interest income	2,982	2,423	7,221	10,996
Non-Interest Expense
Salaries and employee benefits	6,164	4,529	18,121	14,535
Occupancy and equipment	1,776	1,176	4,989	3,629
Information technology	756	658	2,403	1,925
Professional services	1,839	729	3,610	2,082
Regulatory assessments	351	212	862	851
Sales and marketing	232	170	595	438
Foreclosed asset costs and write-downs	55	23	182	131
Provision for mortgage loan repurchases	27	-	27	570
Amortization of intangible assets	297	100	760	300
Merger, restructure, and integration	748	-	8,785	-
Other expense	1,137	954	3,073	2,478
Total non-interest expense	13,382	8,551	43,407	26,939
Income before income taxes	5,171	4,354	7,019	14,896
Income tax expense	1,742	1,593	2,406	5,689
Net income	3,429	2,761	4,613	9,207
Dividends and accretion on preferred stock	-	181	-	898
Net income available to common shareholders	$3,429	$2,580	$4,613	$8,309

Earnings Per Common Share
Basic	$0.10	$0.10	$0.14	$0.32
Diluted	$0.10	$0.10	$0.14	$0.31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net income	$3,429	$2,761	$4,613	$9,207
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	983	(1,959)	6,206	(7,685)
Reclassification for net (gains) on investments included in net income	(450)	(344)	(549)	(3,935)
Other comprehensive income (loss), before income tax expense (benefit)	533	(2,303)	5,657	(11,620)
Income tax expense (benefit) related to items of other comprehensive income	217	(947)	2,326	(4,782)
Other comprehensive income (loss)	316	(1,356)	3,331	(6,838)
Comprehensive income	$3,745	$1,405	$7,944	$2,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
		Common Stock		Additional		Other	Total
	Preferred	Number of		Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Earnings	Income/(loss)	Equity
	(dollars in thousands except per share data)
Balance, January 1, 2013	$24,140	25,307,110	$101,354	$7,337	$8,773	$3,925	$145,529
Repurchase of Series A preferred stock	(20,725)			(275)			(21,000)
Repurchase of warrants				(1,575)			(1,575)
Accretion on Series A preferred stock discount	189				(189)		-
Dividends declared on series A preferred stock					(708)		(708)
Exercise of stock options		20,339	78				78
Issuance of restricted share awards		72,786					-
Forfeiture of restricted share awards		(8,892)	7				7
Tax impact of share-based compensation expense							-
Share-based compensation expense				392			392
Net income					9,207		9,207
Other comprehensive loss						(6,838)	(6,838)
Balance, September 30, 2013	$3,604	25,391,343	$101,439	$5,879	$17,083	$(2,913)	$125,092

Balance, January 1, 2014	$3,604	25,397,780	$101,511	$6,020	$18,717	$(3,425)	$126,427
Issuance of common stock in merger		7,541,326	60,255				60,255
Stock issuance costs				(381)			(381)
Dividends declared ($0.03 per share)					(1,027)		(1,027)
Exercise of stock options		44,217	158				158
Share-based compensation expense				723			723
Tax impact of share-based compensation expense				20			20
Issuance of restricted share awards		124,744					-
Forfeiture of restricted share awards		(25,862)					-
Retirement of restricted share awards
Net income					4,613		4,613
Other comprehensive income						3,331	3,331
Balance, September 30, 2014	$3,604	33,082,205	$161,924	$6,382	$22,303	$(94)	$194,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Heritage Oaks Bancorp | - 7 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
	(dollars in thousands)
Cash flows from operating activities:
Net income	$4,613	$9,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,394	1,050
Write-downs on premises and equipment held for sale	988	-
Amortization of premiums / discounts on investment securities, net	3,499	3,110
Amortization of intangible assets	760	300
Accretion of discount on purchased loans	(1,791)	-
Amortization of premium on junior subordinated debentures	118	-
Share-based compensation expense	723	392
Gain on sale of available for sale securities	(549)	(3,935)
Originations of loans held for sale	(62,385)	(120,520)
Proceeds from sale of loans held for sale	58,794	137,606
Net increase in bank owned life insurance	(460)	(361)
Decrease in deferred tax asset	3,269	5,354
Excess tax benefit from exercise of stock options	(20)	-
Increase in other assets and other liabilities	1,206	434
Net cash provided by operating activities	10,159	32,637
Cash flows from investing activities:
Net cash and cash equivalents acquired in MISN merger	28,891	-
Purchase of securities, available for sale	(155,956)	(170,063)
Sale of securities, available for sale	98,379	144,027
Maturities and calls of securities, available for sale	-	544
Proceeds from principal paydowns of securities, available for sale	30,799	35,200
Proceeds from the sale of premises and equipment held for sale	3,594	-
Purchase of FHLB stock	(941)	(164)
Increase in loans, net	(44,855)	(90,254)
Allowance for loan loss recoveries	705	1,201
Purchase of property, premises and equipment, net	(5,122)	(9,223)
Proceeds from sale of foreclosed collateral	1,628	1,374
Net cash used in investing activities	(42,878)	(87,358)
Cash flows from financing activities:
Increase in deposits, net	77,538	86,082
Proceeds from Federal Home Loan Bank borrowing	25,000	183,500
Repayments of Federal Home Loan Bank borrowing	(44,000)	(192,500)
Proceeds from exercise of stock options, including tax benefits	178	85
Stock issuance costs	(381)	-
Dividends declared	(1,027)	-
Dividends on Series A preferred stock	-	(708)
Retirement of Series A preferred stock and related warrants	-	(22,575)
Net cash provided by financing activities	57,308	53,884
Net increase / (decrease) in cash and cash equivalents	24,589	(837)
Cash and cash equivalents, beginning of period	26,238	34,116
Cash and cash equivalents, end of period	$50,827	$33,279

Supplemental Cash Flow Information
Cash Flow Information
Interest paid	$3,631	$2,791
Income taxes paid	$600	$2,100
Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$5,657	$(11,620)
Loans transferred to foreclosed collateral	$1,564	$1,374
Land and buildings transferred to held for sale	$1,730	$-
Accretion of preferred stock discount	$-	$189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Heritage Oaks Bancorp | - 8 -

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2013 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 4, 2014; file number 000-25020.

The consolidated financial statements include the accounts of Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated. On February 28, 2014, the Company acquired 100% of the outstanding common shares of Mission Community Bancorp (“MISN”).  MISN’s results of operations have been included in the Company’s results beginning March 1, 2014.  Heritage Oaks Capital Trust II (“Trust II”), Mission Community Capital Trust I (“Trust III”) and Santa Lucia Bancorp (CA) Capital Trust (“Trust IV”), which were formed solely for the purpose of issuing trust preferred securities, are unconsolidated subsidiaries, as the Company is not the primary beneficiary of the trusts. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or shareholders’ equity.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (“ALLL”), the valuation of real estate acquired through foreclosure, the carrying value of the Company’s deferred tax assets and estimates used in the determination of the fair value of certain financial instruments, assets and liabilities acquired in the MISN transaction and accruals for restructuring activities, as described in Note 11.

The significant accounting policies that the Company applies are detailed in Note 1. Summary of Significant Accounting Policies, of the Company’s Annual Report filed on Form 10-K.  There have been no changes to these policies or their application other than as noted below, related to purchased credit impaired loans.

Heritage Oaks Bancorp | - 9 -

Note 1.  Summary of Significant Accounting Policies - continued

Acquired Loans and Leases

Purchased loans and leases are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ALLL is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition for evidence of deterioration in credit quality since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments.  Such loans are classified as purchased credit impaired loans (“PCI loans”), while all other acquired loans are classified as non-impaired.

The Company has elected to account for purchased credit impaired loans on an individual loan level.  The Company estimates the amount and timing of expected cash flows for each loan, and the expected cash flow in excess of the loan’s fair value is referred to as the accretable yield, and is recorded as interest income over the remaining life of the loan.  The excess of the loan’s contractual principal and interest over expected cash flows is referred to as the non-accretable difference, and is not recorded in the Company’s financial statements.

Quarterly, management performs an evaluation of expected future cash flows for PCI loans.  If current expectations of future cash flows are less than management’s previous expectations, an ALLL is recorded with a charge to current period earnings through provision for loan losses.  If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company would first reduce any previously established ALLL, and then record an adjustment to interest income through an increase in the accretable yield.

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

Recent Accounting Guidance Not Yet Effective

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-14 Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  This update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”).  Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed.  Under the provisions of this update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  The amendments within this update are effective for annual and interim periods beginning after December 15, 2014.  The Company does not believe the adoption of this update will have a material impact of the Company’s consolidated financial statements.

Heritage Oaks Bancorp | - 10 -

Note 1.  Summary of Significant Accounting Policies - continued

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

Heritage Oaks Bancorp | - 11 -

Note 2.  Business Combination

On February 28, 2014, the Company acquired 100% of the outstanding common shares of Mission Community Bancorp (“MISN”) and all unexercised warrants and options to purchase MISN common stock were cancelled, in exchange for 7,541,326 shares of the Company’s common stock and $8.7 million in cash.  In conjunction with the merger, MISN’s wholly-owned bank subsidiary, Mission Community Bank, was merged with and into Heritage Oaks Bank.  The transaction was valued at $69.0 million, based on the Company’s closing stock price of $7.99 on February 28, 2014.  With the acquisition, the Company believes it has created a more valuable community bank franchise, with a low-cost core deposit base, strong capital ratios, attractive net interest margins, lower operating costs, and better overall returns for the shareholders of the combined company.  The Company also believes it now has a banking platform that is well positioned for future growth, both organically and through acquisitions.

The acquired assets and liabilities assumed have been recorded at fair value at the date of acquisition in these financial statements.  The following table presents a summary of acquired assets and liabilities assumed:

February 28, 2014
(dollars in thousands)
Assets acquired
Cash and due from banks	$3,212
Interest earning deposits in other banks	34,386
Securities available for sale	76,159
Loans held for sale	338
Loans and leases receivable	280,316
Premises and equipment	15,922
Deferred tax assets, net	11,885
Goodwill	13,299
Core deposit intangible asset	5,060
Bank owned life insurance	8,263
Other assets	4,895
Total assets acquired	$453,735
Liabilities assumed
Deposits	$371,501
Advances from Federal Home Loan Bank	6,071
Junior subordinated debentures	4,804
Other liabilities	2,397
Total liabilities assumed	$384,773
Total consideration paid	$68,962

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered impaired as of the acquisition date, since they have not exhibited evidence of deterioration in credit quality since origination, and have been classified as non-PCI loans. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. Non-PCI loans acquired as of the acquisition date had a fair value and gross contractual payments receivable of $267.3 million and $328.2 million, respectively.  As of the acquisition date, contractual cash flows not expected to be collected on these non-PCI loans totaled $5.4 million, which has been recorded as the credit risk component of the purchase discount, and which represented 2.0% of their gross outstanding principal balances.

Heritage Oaks Bancorp | - 12 -

Note 2.  Business Combination - continued

Goodwill of $13.3 million arising from the acquisition is largely attributable to synergies and cost savings resulting from combining the operations of the companies.  As this transaction was structured as a tax-free exchange, the goodwill will not be deductible for tax purposes.

The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate more accurate or appropriate values for the assets acquired and liabilities assumed, which may be reflective of conditions or events that existed at the acquisition date.  The fair value of $280.7 million of loans and leases receivable, $15.9 million of premises and equipment (including $3.5 million of premises and equipment held for sale), $11.9 million of income tax attributes related to the purchase accounting adjustments and MISN’s legacy deferred tax assets are subject to change pending receipt of the final valuations and analyses.  The fair value of premises and equipment held for sale may be adjusted upon final sale or revised appraised values.  Deferred tax assets may be adjusted for purchase accounting adjustments on open areas such as loans and leases or premises and equipment held for sale,(See also Note 6. Income Taxes).  The closing equity balance for MISN is also subject to adjustments for invoices received after the close of the transaction that were attributable to MISN’s operations through February 28, 2014.  Such adjustments would be reflected as additional liabilities as of the acquisition date, with a corresponding increase to goodwill.

The following table summarizes the consideration paid for MISN:

February 28, 2014
(dollars in thousands)
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands except per share data)
Net interest income	$15,395	$14,989	$45,761	$44,198
Provision for loan and lease losses	-	210	-	310
Noninterest income	2,982	2,295	7,835	12,499
Noninterest expense	13,384	12,898	46,844	40,127
Income before income taxes	4,993	4,176	6,752	16,260
Income tax expense	1,682	1,528	2,315	6,210
Net income	$3,311	$2,648	$4,437	$10,050
Earnings Per Common Share
Basic	$0.10	$0.10	$0.13	$0.30
Diluted	$0.10	$0.10	$0.13	$0.29

Heritage Oaks Bancorp | - 13 -

Note 3.  Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis:

	As of	Fair Value Measurements Using
	September 30,	Quoted Prices in	Significant Other	Significant
	2014	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Obligations of U.S. government agencies	$16,891	$-	$16,891	$-
Mortgage backed securities
U.S government sponsored entities and agencies	241,130	-	241,130	-
Non-agency	11,936	-	11,936	-
State and municipal securities	80,687	-	80,687	-
Asset backed securities	31,793	-	31,793	-
Total assets measured on a recurring basis	$382,437	$-	$382,437	$-

	As of	Fair Value Measurements Using
	December 31,	Quoted Prices in	Significant Other	Significant
	2013	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Obligations of U.S. government agencies	$6,208	$-	$6,208	$-
Mortgage backed securities
U.S government sponsored entities and agencies	182,931	-	182,931	-
Non-agency	11,032	-	11,032	-
State and municipal securities	50,030	-	50,030	-
Asset backed securities	26,594	-	26,594	-
Total assets measured on a recurring basis	$276,795	$-	$276,795	$-

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at a fair value that was below cost.   Impaired loans disclosed in the table below represent loans for which fair value was determined using the fair market value of the collateral, less estimated costs to sell.   The discounted cash flow method as prescribed by ASC 310, Receivables, is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate, which is not a market rate. Therefore, impaired loans disclosed in the table below do not include loans where fair value was measured using a discounted cash flow approach.

Heritage Oaks Bancorp | - 14 -

Note 3.  Fair Value of Assets and Liabilities - continued

The following tables provide a summary of assets the Company measures at fair value on a non-recurring basis:

	As of	Fair Value Measurements Using
	September 30,	Quoted Prices in	Significant Other	Significant
	2014	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses/
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
	(dollars in thousands)
Assets
Impaired loans
Commercial real estate	$1,325	$-	$-	$1,325	$1,026
Land	4,170	-	-	4,170	(793)
Total assets measured on a non-recurring basis	$5,495	$-	$-	$5,495	$233

	As of	Fair Value Measurements Using
	December 31,	Quoted Prices in	Significant Other	Significant
	2013	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses/
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
(dollars in thousands)
Assets
Impaired loans
Land	$4,170	$-	$-	$4,170	$(1,270)
Total assets measured on a non-recurring basis	$4,170	$-	$-	$4,170	$(1,270)

Premises and equipment held for sale valued at $1.7 million and impaired commercial real estate loans valued at $1.7 million were transferred into non-recurring Level 3 assets during the nine months ended September 30, 2014.  Transfers out of non-recurring level three assets during the nine months ended September 30, 2014 totaled $2.1 million, and related to the sale of premises and equipment held for sale.

There were no transfers into or out of Level 1 or Level 2 assets reported at fair value on either a recurring or non-recurring basis during the nine months ended September 30, 2014 and 2013.

Heritage Oaks Bancorp | - 15 -

Note 3.  Fair Value of Assets and Liabilities - continued

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments:

	As of	Fair Value Measurements Using
	September 30,	Quoted Prices in	Significant Other	Significant
	2014	Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$50,827	$50,827	$-	$-	$50,827
Investment securities available for sale	382,437	-	382,437	-	382,437
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net of deferred fees and costs	1,150,162	-	-	1,155,003	1,155,003
Loans held for sale	5,977	-	5,977	-	5,977
Accrued interest receivable	5,376	-	1,735	3,641	5,376
Liabilities
Non-interest bearing deposits	469,435	469,435	-	-	469,435
Interest bearing deposits	953,499	-	956,269	-	956,269
Federal Home Loan Bank advances	75,562	-	75,586	-	75,586
Junior subordinated debentures	13,179	-	-	9,867	9,867
Accrued interest payable	426	-	426	-	426

	As of	Fair Value Measurements Using
	December 31,	Quoted Prices in	Significant Other	Significant
	2013	Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$26,238	$26,238	$-	$-	$26,238
Investment securities available for sale	276,795	-	276,795	-	276,795
Federal Home Loan Bank stock	4,739	-	-	-	N/A
Loans receivable, net of deferred fees and costs	826,203	-	-	827,105	827,105
Loans held for sale	2,386	-	2,386	-	2,386
Accrued interest receivable	4,027	-	1,397	2,630	4,027
Liabilities
Non interest-bearing deposits	291,856	291,856	-	-	291,856
Interest-bearing deposits	682,039	-	684,345	-	684,345
Federal Home Loan Bank advances	88,500	-	86,990	-	86,990
Junior subordinated debentures	8,248	-	-	7,595	7,595
Accrued interest payable	239	-	239	-	239

Information on off-balance-sheet instruments follows:

	September 30, 2014		December 31, 2013
	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
(dollars in thousands)
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$254,590	$2,546	$198,481	$1,985

Heritage Oaks Bancorp | - 16 -

Note 4.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$16,923	$87	$(119)	$16,891
Mortgage backed securities
U.S. government sponsored entities and agencies	242,947	989	(2,806)	241,130
Non-agency	11,913	41	(18)	11,936
State and municipal securities	78,829	2,033	(175)	80,687
Asset backed securities	31,988	-	(195)	31,793
Total available for sale securities	$382,600	$3,150	$(3,313)	$382,437

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$6,243	$11	$(46)	$6,208
Mortgage backed securities
U.S. government sponsored entities and agencies	186,981	342	(4,392)	182,931
Non-agency	10,924	156	(48)	11,032
State and municipal securities	51,532	269	(1,771)	50,030
Asset backed securities	26,935	-	(341)	26,594
Total available for sale securities	$282,615	$778	$(6,598)	$276,795

The following table provides a summary of investment securities in an unrealized loss position:

	September 30, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$3,780	$(58)	$2,639	$(61)	$6,419	$(119)
Mortgage backed securities
U.S. government sponsored entities and agencies	82,816	(977)	59,407	(1,829)	142,223	(2,806)
Non-agency	3,001	(8)	501	(10)	3,502	(18)
State and municipal securities	9,344	(64)	10,861	(111)	20,205	(175)
Asset backed securities	5,558	(29)	17,364	(166)	22,922	(195)
Total	$104,499	$(1,136)	$90,772	$(2,177)	$195,271	$(3,313)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$2,773	$(45)	$40	$(1)	$2,813	$(46)
Mortgage backed securities
U.S. government sponsored entities and agencies	118,554	(3,140)	18,863	(1,252)	137,417	(4,392)
Non-agency	3,210	(48)	-	-	3,210	(48)
State and municipal securities	32,967	(1,675)	2,458	(96)	35,425	(1,771)
Asset backed securities	7,978	(246)	9,747	(95)	17,725	(341)
Total	$165,482	$(5,154)	$31,108	$(1,444)	$196,590	$(6,598)

Heritage Oaks Bancorp | - 17 -

Note 4.  Investment Securities - continued

A total of 83 securities were in an unrealized loss position as of September 30, 2014, and 96 as of December 31, 2013.  As of September 30, 2014, the Company believes that unrealized losses on its investment securities are not attributable to credit quality, but rather fluctuations in market prices for these investments.  In the case of the agency mortgage related securities, they have contractual cash flows guaranteed by agencies of the U.S. Government.  While the Company’s investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration dependent on the instrument’s priority in the overall cash flow structure and the characteristics of the loans underlying the investment security. Management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery in value.  As of September 30, 2014, the Company does not believe unrealized losses related to any of its securities are other than temporary.

Other than Temporary Impairment (“OTTI”)

At the end of the first quarter of 2013, the Company sold two private label mortgage backed securities in which OTTI losses had been recognized, as part of it’s repositioning of the longer duration portion of the investment portfolio, thereby eliminating all securities in the portfolio for which OTTI losses had been incurred.  As of September 30, 2014, and December 31, 2013, there were no securities which management deemed to be other than temporarily impaired.

Sales of Available for Sale Securities

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Proceeds	$19,991	$38,930	$98,379	$144,571
Gross gains	457	970	814	5,349
Gross losses	(7)	(626)	(265)	(1,414)

The income tax expense related to net realized gains on the sale of securities was $189 thousand and $145 thousand for the three months ended September 30, 2014 and 2013, respectively, and $231 thousand and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Maturities of Available for Sale Securities

The amortized cost and fair value maturities of available for sale investment securities at September 30, 2014 are shown below. The table reflects the expected lives of mortgage backed securities, based on the Company’s historical prepayment experience, because borrowers may have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because the individual borrowers who are party to the loans underlying these securities have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
	(dollars in thousands)
Obligations of U.S. government agencies	$117	$476	$14,503	$1,795	$16,891
Mortgage backed securities
U.S. government sponsored entities and agencies	36,510	96,446	56,776	51,398	241,130
Non-agency	731	10,704	501	-	11,936
State and municipal securities	975	14,473	60,808	4,431	80,687
Asset backed securities	-	2,534	11,794	17,465	31,793
Total available for sale securities	$38,333	$124,633	$144,382	$75,089	$382,437
Amortized cost	$38,459	$124,890	$143,476	$75,775	$382,600
Weighted average yield	1.92%	2.00%	2.52%	2.76%	2.34%

Heritage Oaks Bancorp | - 18 -

Note 4.  Investment Securities - continued

Securities having an amortized cost and a fair value of $70.7 million and $70.9 million, respectively, at September 30, 2014, and $41.9 million and $40.4 million, respectively, at December 31, 2013 were pledged to secure public deposits. As of September 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

The following table summarizes earnings on both taxable and tax-exempt investment securities:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Taxable earnings on investment securities
Obligations of U.S. government agencies	$112	$33	$226	$86
Mortgage backed securities	1,152	847	3,370	2,470
State and municipal securities	38	-	40	5
Corporate debt securities	-	-	6	-
Asset backed securities	99	113	261	350
Non-taxable earnings on investment securities
State and municipal securities	545	354	1,452	1,082
Total	$1,946	$1,347	$5,355	$3,993

Note 5.  Loans and Allowance for Loan and Lease Losses

The following table provides a summary of outstanding loan balances:

				December 31,
	September 30, 2014			2013
	Non-PCI	PCI	Total Loans	Non-PCI
	Loans	Loans	Receivable	Loans
	(dollars in thousands)
Real Estate Secured
Multi-family residential	$76,821	$-	$76,821	$31,140
Residential 1 to 4 family	120,500	561	121,061	88,904
Home equity lines of credit	37,886	81	37,967	31,178
Commercial	577,639	4,961	582,600	432,203
Farmland	92,292	1,673	93,965	50,414
Land	23,763	871	24,634	24,523
Construction	17,845	-	17,845	13,699
Total real estate secured	946,746	8,147	954,893	672,061
Commercial
Commercial and industrial	142,076	1,785	143,861	119,121
Agriculture	42,787	1,417	44,204	32,686
Other	20	-	20	38
Total commercial	184,883	3,202	188,085	151,845
Installment loans to individuals	8,198	-	8,198	3,246
Overdrafts	400	-	400	332
Total gross loans held for investment	1,140,227	11,349	1,151,576	827,484
Net deferred loan fees	(1,414)	-	(1,414)	(1,281)
Allowance for loan and lease losses	(16,787)	-	(16,787)	(17,859)
Total net loans held for investment	$1,122,026	$11,349	$1,133,375	$808,344

Loans held for sale	$5,977	$-	$5,977	$2,386

Heritage Oaks Bancorp | - 19 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

Total net loans in the table above include $280.3 million of loans acquired through the MISN acquisition at fair value on the acquisition date.  $267.5 million of these loans were acquired with no impairment while the remaining $12.8 million were determined to be PCI loans.  Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty to sixty days.

Under a blanket lien to the Federal Home Loan Bank (“FHLB”), the Bank has pledged $816.6 million in loans to secure a credit facility totaling $417.8 million, of which $75.6 million is outstanding as of September 30, 2014.  Of this credit facility, $11.5 million is available as a line of credit and $340.9 million is available for potential future borrowings.  The Bank also has a collateralized borrowing line with the Federal Reserve Bank secured by $12.3 million of loans as of September 30, 2014.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate totaling $954.9 million and $672.1 million at September 30, 2014 and December 31, 2013, respectively.  Such loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara and Ventura.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that deterioration in the California real estate market, or the impact of the current California drought on our real estate collateralized loans, would not expose the Company to significantly greater credit risk.

Loans Serviced for Others

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $46.9 million at September 30, 2014 and $22.6 million at December 31, 2013.

From time to time, the Company also originates SBA loans for sale for which it retains the servicing of the guaranteed portion of the loan sold.  At September 30, 2014 and December 31, 2013, the unpaid principal balance of SBA loans serviced for others totaled $16.1 million and $6.6 million, respectively.  The Company recognized $16 thousand and $43 thousand in gains from the sale of SBA loans during the three and nine months ended September 30, 2014.  Gains on the sale of SBA loans during the three and nine months ended September 30, 2013 totaled $4 thousand and $0.4 million, respectively.

Heritage Oaks Bancorp | - 20 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

Impaired Loans

The following tables provide a summary of the Company’s recorded investment in non-PCI and PCI impaired loans as of and for the three and nine months ended September 30, 2014:

				For the Three Months Ended		For the Nine Months Ended
	September 30, 2014			September 30, 2014		September 30, 2014
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment (1)	Balance	Impaired Loans	Investment (1)	Recognized	Investment (1)	Recognized
	(dollars in thousands)
Non-PCI loans
Without related allowance
Real Estate Secured
Residential 1 to 4 family	$217	$354	$-	$222	$6	$496	$16
Home equity lines of credit	100	183	-	100	-	100	-
Commercial	2,014	4,423	-	2,269	6	1,862	19
Farmland	289	288	-	292	2	294	12
Construction	380	375	-	380	5	380	5
Land	460	1,152	-	935	2	1,170	32
Commercial
Commercial and industrial	2,316	3,480	-	3,152	51	3,616	111
Agriculture	722	761	-	724	2	741	2
Installment loans to individuals	117	205	-	118	1	145	3
Total	6,615	11,221	-	8,192	75	8,804	200

With related allowance
Real Estate Secured
Residential 1 to 4 family	-	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-	-
Commercial	331	331	58	331	-	331	-
Farmland	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	6,087	9,755	1,764	6,380	16	6,602	58
Commercial		-	-	-	-	-	-
Commercial and industrial	1,887	1,809	260	1,916	41	2,013	90
Agriculture	-	-	-	-	-	-	-
Installment loans to individuals	-	-	-	-	-	-	-
Total	8,305	11,895	2,082	8,627	57	8,946	148
Total non-PCI impaired loans	$14,920	$23,116	$2,082	$16,819	$132	$17,750	$348

(1)             Recorded investment includes net deferred loan fees and costs attributable to these loans.

Heritage Oaks Bancorp | - 21 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

				For the Three Months Ended		For the Nine Months Ended
	September 30, 2014			September 30, 2014		September 30, 2014
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment (1)	Balance	Impaired Loans	Investment (1)	Recognized	Investment (1)	Recognized
	(dollars in thousands)
PCI loans
Without related allowance
Real Estate Secured
Residential 1 to 4 family	$564	$888	$-	$565	$13	$585	$29
Home equity lines of credit	82	98	-	81	2	81	4
Commercial	4,981	6,903	-	4,993	130	5,160	327
Farmland	1,681	2,044	-	1,699	20	1,706	64
Land	874	1,019	-	923	21	943	47
Commercial
Commercial and industrial	1,790	2,322	-	2,081	185	2,236	263
Agriculture	1,425	1,492	-	1,301	34	1,291	62
Installment loans to individuals	-	-	-	-	-	-	-
Total	11,397	14,766	-	11,643	405	12,002	796

With related allowance
Real Estate Secured
Residential 1 to 4 family	-	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Farmland	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial
Commercial and industrial	-	-	-	-	-	-	-
Agriculture	-	-	-	-	-	-	-
Installment loans to individuals	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	-
Total PCI loans	$11,397	$14,766	$-	$11,643	$405	$12,002	$796

(1)             Recorded investment includes accrued interest receivable for PCI impaired loans.

Heritage Oaks Bancorp | - 22 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

The following table provides a summary of the Company’s recorded investment in non-PCI impaired loans as of and for the three and nine months ended September 30, 2013.  The Company did not have any PCI loans during 2013.

				For the Three Months Ended		For the Nine Months Ended
	September 30, 2013			September 30, 2013		September 30, 2013
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment (1)	Balance	Impaired Loans	Investment (1)	Recognized	Investment (1)	Recognized
	(dollars in thousands)
Non-PCI loans
Without related allowance
Real Estate Secured
Residential 1 to 4 family	$703	$735	$-	$-	$-	$269	$-
Home equity lines of credit	-	-	-	-	-	-	-
Commercial	552	811	-	2	-	90	-
Land	1,013	1,367	-	852	-	724	-
Commercial
Commercial and industrial	1,208	1,546	-	1,041	-	1,314	-
Agriculture	745	779	-	1,022	-	937	-
Installment loans to individuals	-	-	-	-	-	-	-
Total	4,221	5,238	-	2,917	-	3,334	-

With related allowance
Real Estate Secured
Residential 1 to 4 family	109	230	17	339	-	190	-
Commercial	642	1,114	91	26	-	21	-
Land	7,050	10,726	3,854	112	4	116	4
Commercial
Commercial and industrial	3,463	3,650	2,826	3,430	8	2,969	11
Agriculture	65	69	27	41	-	29	-
Installment loans to individuals	26	71	10	7,116	-	6,573	-
Total	11,355	15,860	6,825	11,064	12	9,898	15
Total non-PCI impaired loans	$15,576	$21,098	$6,825	$13,981	$12	$13,232	$15

(1)             Recorded investment includes net deferred loan fees and costs attributable to these loans.

Heritage Oaks Bancorp | - 23 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

The following table provides a summary of the Company’s recorded investment in non-PCI impaired loans as of December 31, 2013.  The Company did not have any PCI loans during 2013.

	December 31, 2013

		Unpaid	Specific

	Recorded	Principal	Allowance for

	Investment (1)	Balance	Impaired Loans

	(dollars in thousands)

Non-PCI loans

Without related allowance

Real Estate Secured

Residential 1 to 4 family	$944	$1,102	$-

Home equity lines of credit	-	-	-

Commercial	901	1,646	-

Farmland	-	-	-

Land	1,221	1,948	-

Commercial

Commercial and industrial	1,857	2,241	-

Agriculture	789	824	-

Installment loans to individuals	118	190	-

Total	5,830	7,951	-

With related allowance

Real Estate Secured

Residential 1 to 4 family	-	-	-

Home equity lines of credit	-	-	-

Commercial	-	-	-

Farmland	-	-	-

Land	6,706	10,158	2,531

Commercial

Commercial and industrial	3,480	3,602	623

Agriculture	-	-	-

Installment loans to individuals	-	-	-

Total	10,186	13,760	3,154

Total non-PCI impaired loans	$16,016	$21,711	$3,154

(1)          Recorded investment includes net deferred loan fees and costs attributable to these loans.

The Company did not record income from the receipt of cash payments related to non-accruing loans during the three and nine months ended September 30, 2014 and 2013. Interest income recognized on impaired loans in the tables above, if any, represents interest the Company recognized on accruing troubled debt restructurings. Because loans identified as impaired have unique risk characteristics, the Company has determined the related valuation allowances for such loans on a loan-by-loan basis.

Heritage Oaks Bancorp | - 24 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

Troubled Debt Restructurings (“TDR”)

The majority of the Bank’s TDRs were granted concessions regarding interest rates, payment structure and/or maturity.  Modifications for the three and nine months ended September 30, 2014, and 2013 include a combination of partial charge-offs of principal along with extensions of the maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk.  The maturity date extensions granted were for periods ranging from 6 months to 10 years.  As of September 30, 2014, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.

The following table provides a summary of loans that were classified as TDRs as of the dates indicated below:

	September 30, 2014			December 31, 2013
	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
	(dollars in thousands)

Non-PCI loans

Real estate secured

Residential 1 to 4 family	$128	$89	$217	$499	$109	$608

Commercial	370	83	453	225	136	361

Farmland	289	-	289	-	-	-

Construction	380	-	380	-	-	-

Land	1,320	5,103	6,423	2,010	5,883	7,893

Commercial

Commercial and industrial	2,426	1,398	3,824	3,119	903	4,022

Agriculture	36	-	36	-	45	45

Installment loans to individuals	70	-	70	-	-	-

Total non-PCI loans	5,019	6,673	11,692	5,853	7,076	12,929

PCI loans (1)

Real estate secured

Commercial	226	-	226	-	-	-

Commercial

Commercial and industrial	-	118	118	-	-	-

Total PCI loans	226	118	344	-	-	-

Total TDRs	$5,245	$6,791	$12,036	$5,853	$7,076	$12,929

(1)          The Company did not have any PCI loans at December 31, 2013.

Heritage Oaks Bancorp | - 25 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

The following tables summarize loan modifications which resulted in TDRs for non-PCI and PCI loans during the periods presented below:

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
	TDRs	Investment	Investment	TDRs	Investment	Investment
	(dollars in thousands)

Non-PCI Loans

Real Estate Secured

Commercial real estate	-	$-	$-	1	$166	$166

Farmland

Land	1	168	168	3	444	444

Construction	1	367	367	1	367	367

Commercial

Commercial and industrial	4	377	377	14	1,604	1,604

Agriculture	-	-	-	1	662	662

Other

Installment loans to individuals	-	-	-	1	73	73

PCI Loans

Real Estate Secured

Commercial real estate	-	-	-	1	230	230

Commercial

Commercial and industrial	-	-	-	2	138	138

Total	6	$912	$912	24	$3,684	$3,684

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
	TDRs	Investment	Investment	TDRs	Investment	Investment
	(dollars in thousands)

Non-PCI Loans

Real Estate Secured

Commercial	1	$227	$227	1	$227	$227

Commercial

Commercial and industrial	-	-	-	3	91	91

Agriculture	1	49	49	2	67	67

Total	2	$276	$276	6	$385	$385

The following tables summarize loans that were modified as troubled debt restructurings within the twelve months prior to the balance sheet date, and for which there was a payment default during the periods presented below:

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014

	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
	(dollars in thousands)

Commercial
Commercial and industrial	-	$-	1	$30
Total	-	$-	1	$30

Heritage Oaks Bancorp | - 26 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
	(dollars in thousands)
Real Estate Secured
Residential 1 to 4 family	-	$-	1	$97
Commercial
Commercial and industrial	-	-	3	843
Agriculture	1	18	1	18
Total	1	$18	5	$958

Credit Quality

The following tables stratify loans held for investment by the Company’s internal risk grading system:

	September 30, 2014
	Credit Risk Grades
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI loans
Real estate secured
Multi-family residential	$75,627	$-	$1,194	$-	$76,821
Residential 1 to 4 family	119,613	202	685	-	120,500
Home equity lines of credit	37,539	-	347	-	37,886
Commercial	549,595	11,890	16,154	-	577,639
Farmland	88,030	2,680	1,582	-	92,292
Land	17,197	-	6,566	-	23,763
Construction	17,467	378	-	-	17,845
Commercial
Commercial and industrial	133,940	995	6,984	157	142,076
Agriculture	41,609	456	722	-	42,787
Other	20	-	-	-	20
Installment loans to individuals	8,090	-	108	-	8,198
Overdrafts	400	-	-	-	400
Total non-PCI loans	1,089,127	16,601	34,342	157	1,140,227
PCI loans
Real estate secured
Multi-family residential	-	-	-	-	-
Residential 1 to 4 family	-	-	561	-	561
Home equity lines of credit	-	-	81	-	81
Commercial	127	-	4,834	-	4,961
Farmland	-	-	1,673	-	1,673
Land	310	-	561	-	871
Construction	-	-	-	-	-
Commercial
Commercial and industrial	41	102	1,546	96	1,785
Agriculture	-	-	1,417	-	1,417
Other	-	-	-	-	-
Installment loans to individuals	-	-	-	-	-
Total PCI loans	478	102	10,673	96	11,349
Total loans held for investment	$1,089,605	$16,703	$45,015	$253	$1,151,576

Heritage Oaks Bancorp  | - 27 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2013
	Credit Risk Grades				Total
		Special			Non-PCI
	Pass	Mention	Substandard	Doubtful	Loans
	(dollars in thousands)
Non-PCI loans
Real estate secured
Multi-family residential	$30,560	$-	$580	$-	$31,140
Residential 1 to 4 family	87,350	490	1,064	-	88,904
Home equity lines of credit	31,021	-	157	-	31,178
Commercial	414,058	3,574	14,571	-	432,203
Farmland	47,988	975	1,451	-	50,414
Land	15,244	862	8,417	-	24,523
Construction	13,699	-	-	-	13,699
Commercial
Commercial and industrial	105,991	5,276	7,854	-	119,121
Agriculture	31,279	196	1,211	-	32,686
Other	38	-	-	-	38
Installment loans to individuals	3,050	10	186	-	3,246
Overdrafts	332	-	-	-	332
Total loans held for investment	$780,610	$11,383	$35,491	$-	$827,484

The Company did not have any PCI loans as of December 31, 2013.

Heritage Oaks Bancorp  | - 28 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

Aging of Loans Held for Investment

The following tables summarize the aging of loans held for investment as of the dates indicated below:

	September 30, 2014
		Days Past Due
				90+ and Still	Non-
	Current	30-59	60-89	Accruing	Accruing	Total
	(dollars in thousands)
Non-PCI loans
Real Estate Secured
Multi-family residential	$76,821	$-	$-	$-	$-	$76,821
Residential 1 to 4 family	120,403	-	-	-	97	120,500
Home equity lines of credit	37,786	-	-	-	100	37,886
Commercial	575,701	-	-	-	1,938	577,639
Farmland	92,292	-	-	-	-	92,292
Land	18,537	-	-	-	5,226	23,763
Construction	17,845	-	-	-	-	17,845
Commercial
Commercial and industrial	140,254	36	-	-	1,786	142,076
Agriculture	42,102	-	-	-	685	42,787
Other	20	-	-	-	-	20
Installment loans to individuals	8,152	-	-	-	46	8,198
Overdrafts	400	-	-	-	-	400
Total non-PCI loans	1,130,313	36	-	-	9,878	1,140,227
PCI loans
Real estate secured
Multi-family residential	-	-	-	-	-	-
Residential 1 to 4 family	561	-	-	-	-	561
Home equity lines of credit	81	-	-	-	-	81
Commercial	4,961	-	-	-	-	4,961
Farmland	1,673	-	-	-	-	1,673
Land	871	-	-	-	-	871
Construction	-	-	-	-	-	-
Commercial
Commercial and industrial	1,389	-	-	-	396	1,785
Agriculture	1,417	-	-	-	-	1,417
Total PCI loans	10,953	-	-	-	396	11,349
Total loans held for investment	$1,141,266	$36	$-	$-	$10,274	$1,151,576

	December 31, 2013
		Days Past Due
				90+ and Still	Non-
	Current	30-59	60-89	Accruing	Accruing	Total
	(dollars in thousands)
Non-PCI loans
Real estate secured
Multi-family residential	$31,140	$-	$-	$-	$-	$31,140
Residential 1 to 4 family	88,455	-	-	-	449	88,904
Home equity lines of credit	31,178	-	-	-	-	31,178
Commercial	431,531	-	-	-	672	432,203
Farmland	50,414	-	-	-	-	50,414
Land	18,613	-	-	-	5,910	24,523
Construction	13,699	-	-	-	-	13,699
Commercial
Commercial and industrial	116,841	100	-	-	2,180	119,121
Agriculture	31,897	-	-	-	789	32,686
Other	38	-	-	-	-	38
Installment loans to individuals	3,127	-	2	-	117	3,246
Overdrafts	332	-	-	-	-	332
Total loans held for investment	$817,265	$100	$2	$-	$10,117	$827,484

The Company did not have any PCI loans as of December 31, 2013.

Heritage Oaks Bancorp  | - 29 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

Purchased Credit Impaired Loans

As part of the merger described in Note 2. Business Combination, the Company acquired on February 28, 2014, a portfolio of loans, some of which have shown evidence of credit deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount and unpaid principal balance of those loans are as follows:

	September 30, 2014

	Unpaid Principal Balance	Carrying Amount
	(dollars in thousands)
Real Estate Secured
Residential 1 to 4 family	$888	$561
Home equity lines of credit	98	81
Commercial	6,903	4,961
Farmland	2,044	1,673
Land	1,019	871
Total real estate secured	10,952	8,147
Commercial
Commercial and industrial	2,322	1,785
Agriculture	1,492	1,417
Total commercial	3,814	3,202
Total PCI loans	$14,766	$11,349

No ALLL was recorded on purchased credit impaired loans as of September 30, 2014.  Purchased credit impaired loans acquired during the nine months ended September 30, 2014 for which it was probable at acquisition that not all contractually required payments would be collected are as follows:

February 28, 2014
(dollars in thousands)
Contractually required payments including interest	$19,827
Nonaccretable difference	(2,320)
Cash flows expected to be collected	17,507
Accretable difference	(4,673)
Fair value at acquisition	$12,834

The following table summarizes the accretable yield, or income expected to be collected for PCI loans:

Nine Months Ended
September 30, 2014
(dollars in thousands)
Balance at January 1, 2014	$-
New loans purchased	4,673
Accretion of income	(796)
Reclassifications from nonaccretable difference	619
Balance at September 30, 2014	$4,496

Discount accretion on PCI loans was $392 thousand and $796 thousand for the three and nine months ended September 30, 2014, respectively.

Heritage Oaks Bancorp  | - 30 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

Allowance for Loan and Lease Losses

The following table summarizes the activity in the allowance for loan and lease losses by portfolio segment for the periods presented below:

	For the Three Months Ended September 30, 2014

	Balance June 30, 2014	Charge-offs	Recoveries	Provision for loan losses	Balance September 30, 2014
	(dollars in thousands)
Land	$2,944	$-	$8	$(727)	$2,225
Other real estate secured	8,857	(10)	(19)	808	9,636
Commercial	4,436	-	174	(296)	4,314
Installment loans to individuals	73	(2)	1	2	74
All other loans	27	-	-	8	35
Unallocated	298	-	-	205	503
Total	$16,635	$(12)	$164	$-	$16,787

	For the Nine Months Ended September 30, 2014

	Balance December 31, 2013	Charge-offs	Recoveries	Provision for loan losses	Balance September 30, 2014
	(dollars in thousands)
Land	$3,402	$-	$30	$(1,207)	$2,225
Other real estate secured	9,283	(1,119)	37	1,435	9,636
Commercial	4,781	(650)	628	(445)	4,314
Installment loans to individuals	99	(8)	10	(27)	74
All other loans	32	-	-	3	35
Unallocated	262	-	-	241	503
Total	$17,859	$(1,777)	$705	$-	$16,787

	For the Three Months Ended September 30, 2013

	Balance June 30, 2013	Charge-offs	Recoveries	Provision for loan losses	Balance September 30, 2013
	(dollars in thousands)
Land	$4,431	$-	$11	$189	$4,631
Other real estate secured	6,663	(41)	20	(112)	6,530
Commercial	6,584	(736)	475	(197)	6,126
Installment loans to individuals	100	(207)	12	183	88
All other loans	31	-	-	1	32
Unallocated	125	-	-	(65)	60
Total	$17,934	$(984)	$518	$-	$17,468

	For the Nine Months Ended September 30, 2013

	Balance December 31, 2012	Charge-offs	Recoveries	Provision for loan losses	Balance September 30, 2013
	(dollars in thousands)
Land	$4,670	$(34)	$45	$(50)	$4,631
Other real estate secured	7,192	(300)	145	(507)	6,530
Commercial	6,154	(1,137)	947	162	6,126
Installment loans to individuals	64	(380)	64	340	88
All other loans	38	-	-	(6)	32
Unallocated	-	-	-	60	60
Total	$18,118	$(1,851)	$1,201	$-	$17,468

Heritage Oaks Bancorp  | - 31 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

The following tables disaggregate the allowance for loan and lease losses and the recorded investment in loans by impairment methodology as of the dates presented below:

	September 30, 2014
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Land	$1,764	$461	$-	$6,547	$17,213	$874
Other real estate secured	58	9,578	-	3,331	919,620	7,308
Commercial	260	4,054	-	4,925	179,945	3,215
Installment loans to individuals	-	74	-	117	8,081	-
All other loans	-	35	-	-	400	-
Unallocated	-	503	-	-	-	-
Total	$2,082	$14,705	$-	$14,920	$1,125,259	$11,397

	December 31, 2013
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Land	$2,532	$870	$-	$7,696	$16,827	$-
Other real estate secured	-	9,283	-	1,462	646,076	-
Commercial	623	4,158	-	5,291	146,554	-
Installment loans to individuals	-	99	-	-	3,246	-
All other loans	-	32	-	-	332	-
Unallocated	-	262	-	-	-	-
Total	$3,155	$14,704	$-	$14,449	$813,035	$-

At September 30, 2014, total gross loans of $1.2 billion in the table above include $244.9 million of loans acquired through the MISN acquisition (at fair value on the acquisition date).  The loans acquired through the MISN acquisition carry no related ALLL at September 30, 2014, as the remaining un-accreted purchase discounts associated with these loans has been deemed sufficient to absorb probable credit losses associated within the acquired MISN portfolio.  At September 30, 2014, legacy Heritage Oaks loans totaled $906.6 million.  The ALLL as a percentage of legacy Heritage Oaks loans was 1.9% at September 30, 2014.

Note 6.  Income Taxes

As of September 30, 2014, the Company’s deferred tax assets total approximately $27.9 million, of which $11.9 million was due to the MISN merger as described in Note 2. Business Combination.  As of December 31, 2013, the Company’s deferred tax assets totaled $21.6 million.  The Company is subject to income taxation by both federal and state taxing authorities.

Income tax returns for the years ended December 31, 2013, 2012, and 2011, are open to audit by federal and state taxing authorities, and 2010 remains open to audit by the California Franchise Tax Board.  The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of September 30, 2014 and December 31, 2013.

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

Heritage Oaks Bancorp  | - 32 -

Note 7.  Goodwill and Other Intangible Assets

At September 30, 2014 and December 31, 2013 the balance of goodwill was $24.5 million and $11.2 million, respectively.  The change in the balance of goodwill in 2014 relates to the MISN acquisition, as more fully discussed in Note 2. Business Combination.

Core deposit intangible assets (“CDI”) are attributable to the acquisition of core deposit balances, including those acquired in the MISN acquisition.  These assets are subject to amortization.  At September 30, 2014 and December 31, 2013 the balance of CDI was $5.6 million, and $1.3 million, respectively.  Amortization of CDI for the three and nine months ended September 30, 2014 totaled $0.3 million, and $0.8 million, respectively.  Amortization for the three and nine months ended September 30, 2013 totaled $0.1 million, and $0.3 million, respectively.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of CDI as of September 30, 2014, and provides an estimate for future amortization for 2014 and the next five years:

	September 30, 2014
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(dollars in thousands)
Core deposit intangibles	$9,261	$(3,617)	$5,644

	September 30, 2014
	Beginning	Acquired	Estimated	Projected Ending
	Balance	CDI’s	Amortization	Balance
	(dollars in thousands)
Period
Year 2014	$1,344	$5,060	$(1,056)	$5,348
Year 2015	5,348		(1,049)	4,299
Year 2016	4,299		(944)	3,355
Year 2017	3,355		(588)	2,767
Year 2018	2,767		(549)	2,218
Year 2019	2,218		(522)	1,696

Note 8.  Share-Based Compensation Plans

As of September 30, 2014, the Company had two share-based employee compensation plans, which are more fully described in Note 14, Share-Based Compensation Plans, of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Share-based compensation expense:
Stock options	$109	$68	$370	$183
Restricted stock	148	80	353	208
Total expense	$257	$148	$723	$391
Unrecognized compensation expense:
Stock options	$1,156	$762
Restricted stock	1,067	775
Total unrecognized expense	$2,223	$1,537

Heritage Oaks Bancorp | - 33 -

Note 8.  Share-Based Compensation Plans - continued

At September 30, 2014 unrecognized compensation expense related to non-vested stock options and restricted stock awards is expected to be recognized over weighted average periods of 2.9 years and 2.4 years, respectively.

The following table provides a summary of activity related to options granted, exercised, and forfeited:

	Options Outstanding		Options
	Number	Weighted Average	Available for
	of Shares	Exercise Price	Grant
Balance, December 31, 2013	562,257	$6.34	1,593,616
Granted	312,582	7.41
Forfeited	(68,082)	8.03
Expired	(2,604)	10.12
Exercised	(44,217)	3.60
Balance, September 30, 2014	759,936	$6.78	2,021,355

The Company grants restricted stock periodically as a part of the 2005 Equity Based Compensation Plan for the benefit of employees.  Restricted stock issued typically vests ratably over a period of three to five years depending on the specific terms of the grant.  Restricted stock grants may be subject to the achievement of certain performance goals.  Compensation costs related to restricted stock awards are charged to earnings (included in salaries and employee benefits) over the vesting period of those awards.  The fair value of performance-based grants is initially based on the assumption that performance goals will be achieved.  If such performance conditions are not met, no compensation cost is recognized and previously-recognized compensation cost is reversed. The following table provides a summary of activity related to restricted stock granted, vested and forfeited:

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2013	195,048	$4.87
Granted	124,744	7.37
Vested	(32,005)	6.41
Forfeited	(25,862)	5.80
Balance September 30, 2014	261,925	$5.78

Included in the table above are performance-based grants of restricted stock totaling 21,241 shares as of September 30, 2014.

The following table provides a summary of the aggregate intrinsic value of options vested and expected to vest and exercisable:

	September 30, 2014
			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	721,414	$6.77	7.78	$731,352
Exercisable at September 30, 2014	310,873	$6.64	6.00	$576,739

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, which is subject to change based on the fair market value of the Company’s stock.  The aggregate intrinsic value of options exercised was $174 thousand for the nine months ended September 30, 2014.

Heritage Oaks Bancorp | - 34 -

Note 8.  Share-Based Compensation Plans - continued

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted:

	For the Nine Months Ended
	September 30,
	2014	2013
Expected volatility	49.83%	55.32%
Expected term (years)	5.66	6.00
Dividend yield	0.59%	0.00%
Risk free rate	1.76%	1.55%
Weighted-average grant date fair value	$3.39	$3.31

Note 9.  Shareholders’ Equity

Regulatory Capital

The following table sets forth the Company’s and the Bank’s actual regulatory capital ratios:

	Regulatory
	Standard to	September 30, 2014		December 31, 2013
	be Well	Heritage Oaks		Heritage Oaks
Ratio	Capitalized	Bancorp	Bank	Bancorp	Bank
Leverage ratio	5.00%	10.00%	9.77%	10.20%	9.82%
Tier I capital to risk weighted assets	6.00%	12.87%	12.58%	12.91%	12.42%
Total risk based capital to risk weighted assets	10.00%	14.12%	13.83%	14.17%	13.68%

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

Series C Preferred Stock is a non-voting class of stock with a liquidation preference over the Company’s common stock equal to the original conversion per share price of $3.25, plus any accrued but unpaid dividends.  The Series C Preferred Stock will convert to shares of common stock on a one share for one share basis if the original holder of such shares transfers them to an unaffiliated third party or otherwise makes a “Permissible Transfer,” as defined in the terms of the Series C Preferred Stock.  The Series C Preferred Stock will not be redeemable by either the Company or by the holders.  However, the parties could mutually agree to convert or exchange the stock at any time.  Holders of the Series C Preferred Stock do not have any voting rights, including the right to elect any directors, other than the customary limited voting rights with respect to matters significantly and adversely affecting the rights and privileges of the Series C Preferred Stock.  There is no stated dividend rate for shares of Series C Preferred Stock.  However, in the event that a common stock dividend is declared, holders of Series C Preferred Stock are entitled to a per share dividend equivalent to that declared for each common share into which Series C Preferred Stock is then convertible.

Heritage Oaks Bancorp | - 35 -

Note 9.  Shareholders’ Equity - continued

The fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  Therefore, the Series C Preferred Stock has a contingent beneficial conversion feature associated with it.  However, since the conversion of the Series C Preferred Stock remains contingent upon the holder’s transfer of the securities to an unaffiliated third party with no specified date for its conversion to common stock, the Company will record the contingent beneficial conversion feature as an initial discount on Series C Preferred Stock and additional paid in capital, with a concurrent immediate accretion of the established discount and corresponding charge to retained earnings on the date the Series C Preferred Stock converts to common stock.  The amount of the contingent beneficial conversion feature is approximately $0.2 million and will be recorded as described upon the original holder’s transfer of Series C Preferred Stock through a Permissible Transfer.  Such transfer has not occurred as of September 30, 2014.  Series C Preferred Stock holders participate in dividends declared on the Company’s common stock and were paid preferred stock dividends of $36 thousand concurrent with the September 15, 2014 common dividend payment paid to our common shareholders.

On October 29, 2014, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Castle Creek Capital Partners IV, LP “Castle Creek”), the sole holder of the Series C Preferred Stock.  Pursuant to the terms of the Exchange Agreement, the parties have mutually agreed that Castle Creek will exchange 1,189,538 shares of the Series C Preferred Stock for shares of the Company’s common stock on a one-for-one exchange ratio basis.  The consummation of the transactions contemplated by the Exchange Agreement is subject to (i) Castle Creek having received a non-control determination with respect to the Company from the Board of Governors of the Federal Reserve System (or the Federal Reserve Bank of San Francisco) and the California Department of Business Oversight, Division of Financial Institutions, (ii) the receipt of any approvals, non-objections or authorizations of all governmental entities required for the consummation of the transactions contemplated by the Exchange Agreement, and (iii) the satisfaction or waiver of certain other customary closing conditions. The Company agreed in the Exchange Agreement to file, as soon as practicable, and in any event within 30 days of the closing of the transactions contemplated by the Exchange Agreement, a registration statement on Form S-3 under the Securities Act covering the resale by Castle Creek of all of the shares of the Company’s common stock received in the exchange, and to cause such shares to be authorized for listing on The NASDAQ Capital Market.  The Company anticipates that the closing of the transactions contemplated by the Exchange Agreement should occur during the fourth quarter of 2014.

Note 10.  Earnings Per Share

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

Heritage Oaks Bancorp | - 36 -

Note 10.  Earnings Per Share - continued

The following tables set forth the number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Three Months Ended September 30,
	2014		2013
	Net		Net
	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$3,429		$2,761
Dividends and accretion on preferred stock	-		(181)
Net income available to common shareholders	$3,429		$2,580

Weighted average shares outstanding		33,992,465		26,362,467
Basic earnings per common share	$0.10		$0.10

Dilutive effect of share-based compensation awards		153,735		187,101
Weighted average diluted shares outstanding		34,146,200		26,549,568
Diluted earnings per common share	$0.10		$0.10

	For the Nine Months Ended September 30,
	2014		2013
	Net		Net
	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$4,613		$9,207
Dividends and accretion on preferred stock	-		(898)
Net applicable to common shareholders	$4,613		$8,309

Weighted average shares outstanding		32,322,194		26,327,948
Basic earnings per common share	$0.14		$0.32

Dilutive effect of share-based compensation awards		197,324		212,156
Weighted average diluted shares outstanding		32,519,518		26,540,104
Diluted earnings per common share	$0.14		$0.31

For the three months ended September 30, 2014 and 2013, common stock equivalents totaling approximately 35,000 and 418,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  For the nine months ended September 30, 2014 and 2013, anti-dilutive common stock equivalents totaling approximately 114,000 shares and 358,000 shares, respectively, were excluded from the diluted earnings per share calculation.

Heritage Oaks Bancorp | - 37 -

Note 11.  Restructuring Activities

In conjunction with the MISN merger described in Note 2. Business Combination, the Company has initiated a restructuring and integration plan which is expected to result in total non-interest expenses of approximately $0.6 million related to integration of MISN systems into the Company’s systems, $2.4 million related to elimination of owned and leased facilities and related fixed assets, $1.7 million related to contract cancellation costs of duplicative systems and services and $3.8 million related to both termination benefits paid to employees displaced as a result of the merger and for retention of key employees through integration-related milestone dates.  During the nine months ended September 30, 2014, $8.1 million of these costs have already been incurred.

Expected costs of this restructuring and integration plan are as follows:

	Total Costs	Amount	Amount	Amount	Cumulative
	Expected To	Incurred	Incurred	Incurred	Incurred
	Be Incurred	Q1 2014	Q2 2014	Q3 2014	YTD 9/30/2014
	(dollars in thousands)
System integration	$578	$223	$(20)	$312	$515
Fixed asset consolidation	2,387	2,350	(268)	41	2,123
Contract cancellation costs	1,746	1,656	-	90	1,746
Employee termination and retention	3,836	2,641	803	274	3,718
Total restructuring costs	$8,547	$6,870	$515	$717	$8,102

The following table summarizes the change in the accrued liability related to the Company’s restructuring and integration plan associated with the MISN acquisition for the periods presented below:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2014
	(dollars in thousands)
Balance, beginning of period	$2,896	$-
New charges (1)	930	8,759
Cash payments	(2,404)	(6,893)
Other adjustments (2)	(213)	(657)
Balance, end of period	$1,209	$1,209

(1)	Represents initial charges the Company incurred related to the restructuring and integration plan associated with the MISN acquisition.
(2)	Adjustments related to previously accrued amounts associated with planned staff reduction, contract terminations, and other adjustments.

Note 12.  Commitments and Contingencies

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

Heritage Oaks Bancorp | - 38 -

Note 12.  Commitments and Contingencies - continued

The Bank’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as is done for loans reflected in the Company’s consolidated financial statements.

As of September 30, 2014 and December 31, 2013, the Company had the following outstanding financial commitments, which contractual amounts represent credit risk:

	September 30,	December 31,
	2014	2013
	(dollars in thousands)
Commitments to extend credit	$229,464	$181,445
Standby letters of credit	15,430	17,036
Total commitments and standby letters of credit	$244,894	$198,481

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest.  At September 30, 2014 and December 31, 2013, the Company had $39.6 million and $31.6 million in fixed rate commitments, and $205.3 million and $166.9 million in variable rate commitments.

Note 13. Subsequent Events

Consent Order

On October 29, 2014, the Bank entered into a Stipulation to the Issuance of a Consent Order with its bank regulatory agencies, the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“CDBO”), consenting to the issuance of a consent order (“the Consent Order”)  relating to identified deficiencies in the Bank’s centralized Bank Secrecy Act and anti-money laundering compliance program, which is designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the “BSA/AML Requirements”). Per the Consent Order, the Bank must review, update and implement an enhanced risk assessment process based on the 2010 Federal Financial Institutions Examination Council Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) Examination Manual. Some of the areas highlighted in the Consent Order include the requirements to: i) enhance customer due-diligence procedures; ii) improve the enhanced due diligence analysis for high-risk customers; iii) ensure the proper identification and reporting of suspicious activity; iv) address and correct the noted violations of law; v) ensure that there is sufficient and qualified staff; and vi) ensure that all staff are properly trained to carry out the BSA/AML programs. Certain activities, including expansionary activities, that otherwise require regulatory approval will likely be impeded while the Consent Order remains outstanding. Management and the Board have been working diligently to comply with the Consent Order and believe they have allocated sufficient resources to address the corrective actions required by the FDIC and CDBO. Compliance and resolution of the Consent Order will ultimately be determined by the FDIC and CDBO.

CEO Employment Agreement

On October 29, 2014, the Company and the Bank entered into an employment agreement with its President and Chief Executive Officer, Simone Lagomarsino.  The employment agreement was approved by the Board of Directors of the Company and the Bank as it was determined that it was advisable and in the best interest of the Company, the Bank and the Company’s shareholders that Ms. Lagomarsino be provided with an employment agreement that aligns her interests with the interests of the Company and incentivizes her to remain in the employ of the Company. The employment agreement provides that Ms. Lagomarsino shall serve on the Board of Directors of the Company and the Bank.  The term of Ms. Lagomarsino’s employment agreement shall continue until terminated in accordance with its terms.  Pursuant to the terms and conditions of the employment agreement, Ms. Lagomarsino will receive an annual base salary, is eligible to earn an annual cash bonus award, and is entitled to receive certain other benefits that the Bank extends to all of its executive employees, such as life insurance, disability insurance, health, dental, vision and other insurance benefits, 401(k) plan participation and certain fringe benefits and perquisites.  Under the employment agreement, the Company may grant from time to time to Ms. Lagomarsino equity awards under and subject to the terms and conditions of the equity incentive plan that the Company is then regularly granting equity awards to its executive officers under.

Heritage Oaks Bancorp | - 39 -

Note 13. Subsequent Events - continued

The employment agreement provides that if Ms. Lagomarsino terminates her employment for “Good Reason” or is terminated without “Cause,” as those terms are defined in the employment agreement, she is entitled to certain severance payments detailed in the employment agreement.  The employment agreement also provides for a “double-trigger” change in control payment in the event Ms. Lagomarsino terminates her employment for “Good Reason” or is terminated without “Cause” within twelve months of a “Change in Control” as that term is defined in the employment agreement.  Finally, the employment agreement provides for certain benefits in the event of the “Disability,” as that term is defined in the employment agreement, or death of Ms. Lagomarsino. As a condition to the receipt of any of the foregoing payments and benefits (except in the case of termination of employment due to death), Ms. Lagomarsino is required to provide the Company and the Bank with a general release from any and all claims, known and unknown, that Ms. Lagomarsino may have against the Company and/or the Bank.

The employment agreement contains standard confidentiality and other business protection covenants, including covenants not to solicit or disparage.  Generally speaking, Ms. Lagomarsino agrees not to induce any employees to leave or otherwise interfere with or disrupt the relationships between the Bank and its employees, or divert or attempt to divert from the Bank any of its customers, during the term of her employment and for a period of one year following her separation from the Bank.  The employment agreement also contains a standard indemnification provision.

Exchange Agreement

As more fully described in Note 9. Shareholders’ Equity, on October 29, 2014 the Company and Castle Creek entered into the Exchange Agreement, pursuant to which, among other things, the parties agree, subject to certain conditions to closing, to the exchange of the outstanding shares of Series C Preferred Stock for shares of the Company’s common stock on a one-for-one basis.

Dividend Declaration

On October 29, 2014, the Company’s Board of Directors declared a cash dividend of $0.05 per share, payable on December 1, 2014, to shareholders of the Company’s common stock as of November 17, 2014.  Holders of the Company’s Series C Preferred Stock are also entitled to a per share dividend equivalent to the common dividend declared for which each share of Series C Preferred Stock is convertible into common stock.

Heritage Oaks Bancorp | - 40 -

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed herein include the following: uncertainty as to whether the financial crisis in the United States has fully been resolved, including continuing relative softness in the California real estate market, and the response of federal and state governments and our banking regulators thereto; a decline in general economic conditions in those areas in which the Company operates; changes in the Company’s business strategy or development plans; the Company’s ability to effectively integrate its merger with Mission Community Bancorp into its business; the threat and impact of cyber-attacks on our and our third party vendors information technology infrastructure; environmental conditions, including the prolonged drought in California, natural disasters such as earthquakes, landslides and wildfires, that may disrupt business, impede operations, or negatively impact the ability of certain borrowers to repay their loans and/or values of collateral securing loans; the possibility of an unfavorable ruling in a legal matter in which the Company is involved, and the potential impact that it may have on earnings, reputation, or the Company’s operations; and the possibility that any expansionary activities will be impeded while the FDIC’s and CA DBO’s joint Consent Order remains outstanding, and that we will be unable to comply with the requirements set forth in the Consent Order, which could result in restrictions on our operations.

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

Heritage Oaks Bancorp | - 41 -

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

Heritage Oaks Bancorp (“Bancorp”) is a California corporation organized in 1994 to act as a holding company for Heritage Oaks Bank (the “Bank” and together with Bancorp hereinafter collectively referred to as the “Company”), a bank founded in 1983 that serves San Luis Obispo, Santa Barbara and Ventura counties.  As of September 30, 2014, Heritage Oaks Bank operated two branch offices in Paso Robles, San Luis Obispo and Santa Maria, one branch office in Arroyo Grande, Atascadero, Cambria, Templeton, Morro Bay, and Santa Barbara, as well as loan production offices in Goleta and Ventura/Oxnard.

The principal business of the Bank consists of attracting deposits from the general public and investing these funds primarily in commercial real estate (“CRE”) and commercial business loans, loans secured by first mortgages on one-to-four single family residences, operating and real estate procurement loans for agricultural businesses, multi-family residential property loans and a variety of consumer loans.  The Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificates of deposit and checking accounts.  The Bank solicits deposits primarily in its market area, and in the past has accepted brokered deposits.  The Bank also originates one-to-four family residential mortgages for sale in the secondary market.  During the first quarter of 2014, the Bank received approval to sell home loans directly to Fannie Mae.  The Bank also provides SBA loans, as a member of the SBA’s Preferred Lender Program.

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

On February 28, 2014, the Company completed the acquisition of Mission Community Bancorp and its subsidiary Mission Community Bank (collectively “MISN”).  The total value of the transaction was $69.0 million, which is comprised of cash of $8.7 million and 7,541,326 shares of Bancorp’s common stock valued at $60.3 million, based on the $7.99 closing price of Bancorp’s stock on February 28, 2014.  The operating results of MISN beginning on March 1, 2014 are included in the Company’s results for the first nine months of 2014 and are presented in Note 2. Business Combination, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.  The impact of the MISN acquisition to the Company’s total loans and deposits was a 34% increase in total loans and 38% increase in total deposits as of February 28, 2014.

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

Heritage Oaks Bancorp | - 42 -

•                  Enhance the residential lending product mix and loan sale alternatives with Fannie Mae approval by originating qualified loans that are subsequently sold directly to Fannie Mae.

•                  Invest in Infrastructure in order to have the ability to scale efficiently and effectively, in line with our long-term goal of creating a community banking franchise of $3.0 billion to $5.0 billion in total assets.  During the month of July, 2014 the Company successfully integrated the operating platform of Mission Community Bank into our existing banking platform.  As of October 31, 2014 we have consolidated all but one of the MISN branches into our existing branches and have sold all but one MISN branch building.  We anticipate that both the branch consolidation and building sale will be completed by the end of 2014 and that substantially all of the costs of restructuring the Company’s operations will be concluded.

The comparability of the Company’s operating results for the three months and nine months ended September 30, 2014 and 2013 is significantly impacted by the Company’s acquisition of MISN on February 28, 2014.

Financial Highlights

The Company generated net income of $3.4 million or $0.10 per diluted common share, and $4.6 million or $0.14 per diluted common share for the three and nine months ended September 30, 2014, respectively as compared to net income available to common shareholders of $2.6 million or $0.10 per diluted common share and $8.3 million or $0.31 per diluted common share for the same periods a year earlier.

Significant factors impacting the Company’s net income during the third quarter and year to date through September 30, 2014 are discussed below:

•                  Net interest income was $15.6 million, or 3.98% of average interest earning assets (“net interest margin”), for the third quarter of 2014 compared with $10.5 million, and a 4.04% net interest margin, for the same period in the prior year.  Net interest income was $43.2 million, and net interest margin was 3.98% for the year to date through September 30, 2014 compared with $30.8 million, and a 4.07% net interest margin, for the same prior year period.  Net interest income increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 due primarily to the increase generated from MISN’s loan and securities portfolios.  We have continued to experience declining yields on our loan portfolio due to the historically low interest rate environment and increasing competition in our lending market; however, the impact of accretion from purchased MISN loans and the increase in average balances from our organic loan growth (exclusive of MISN) over the last two years has significantly offset the impact of declining loan yields on our net interest income when compared to the third quarter and year to date through September 30, 2013.  We have actually experienced an increase in loan yields for the third quarter of 2014 as compared to the same prior year period, marking the first time that loan yields have increased as compared to the same prior year quarter in 2014.  This increase can be attributed primarily to discount accretion on acquired loans.  However, our loan yields are still lower, on a year to date basis, than they were in the prior year.  We also have continued to experience compressed yields on our investment securities portfolio; however, securities’ yields were essentially unchanged for the nine months ended September 30, 2014 when compared to the same prior year period, and are down only slightly for the third quarter of 2014 as compared to the prior year period, due to both the change in the composition of the securities portfolio, and a deceleration in prepayment speeds, which resulted in less premium amortization relative to the prior year.

Heritage Oaks Bancorp | - 43 -

•                  Non-interest expense increased to $13.4 million for the three months and $43.4 million for the nine months ended September 30, 2014, from $8.6 million and $26.9 million, respectively, for the same periods a year earlier.  The increase in non-interest expense for both the third quarter and year to date, 2014, as compared to the same prior year periods, was largely attributable to the addition of MISN’s operating expenses and merger, restructure and integration related costs.  We experienced quarterly and year to date increases in the following expense categories with the primary driver being attributable to the addition of MISN’s operations:

■                  salaries and benefits increases of $1.6 million and $3.6 million, respectively,

■                  occupancy and equipment expense increases of $0.6 million and $1.4 million, respectively, and

■                  amortization of intangible expense increases of $0.2 million and $0.5 million, respectively.

MISN related merger, restructure, and integration costs of $0.7 million for the three months and $8.8 million for the nine months ended September 30, 2014, respectively, also contributed to the year-over-year increase in non-interest expense.  The Company also experienced an increase in professional services expense of $1.1 million for the third quarter and $1.5 million for the year to date, September 30, 2014 as compared to prior year periods.  The increase in professional services expense for both the quarter and year to date is primarily attributable to litigation costs with a specific borrower and increased BSA monitoring and compliance costs, which were incurred in response to the issues raised in connection with the issuance of the Consent Order.  Other expenses also increased by $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively.  For the year to date period through September 30, 2014 these increases to non-interest expense were partially offset by a reduction in the provision for mortgage loan repurchases.  We expect MISN operating costs to continue to decline until the end of 2014 as we execute our plan for consolidating 17 branches into 11 branches.  As of September 30, 2014 a majority of restructuring costs have concluded, because we have completed the systems conversion of MISN’s core banking systems and consolidated all but one of the MISN branch locations.

•                  No provision for loan and lease losses was recorded in the three and nine months ended September 30, 2014 and 2013.  Although we recorded net charge-offs of $1.1 million for the first nine months of 2014, no additional provision was required to cover such charge-offs due to the offsetting positive trends in our historical loan loss experience, and level of non-performing and delinquent loans.  As of September 30, 2014, MISN legacy loans have no ALLL allocated to them, as the existing un-accreted purchase discounts, which represent 3.27% of these loans has been deemed adequate by management to absorb losses inherent in the acquired portfolio.

•                  Non-interest income increased by $0.6 million to $3.0 million for the third quarter of 2014, and decreased by $3.8 million to $7.2 million for the year to date through September 30, 2014 compared to $2.4 million and $11.0 million for the same prior year periods, respectively.  Non-interest income declined for the year to date through September 30, 2014, primarily as a result of a $3.4 million decline of gain on the sale of investment securities, and a decline in mortgage banking income, both of which were partially offset by increased customer fee income attributable to the new MISN customer accounts.  The increase in non-interest income for the third quarter of 2014 as compared to the prior year period was largely the result of other income generated by the recovery of fully charged-off former MISN loans, which had no value at the acquisition date, as well as increases in fee and service charge income, and gain on the sale of investment securities.  These quarterly increases were all partially offset by a decline in mortgage banking income.

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

Heritage Oaks Bancorp | - 44 -

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

Fair Value of Assets Purchased and Liabilities Assumed through Strategic Acquisitions

When the Company acquires the assets and assumes the liabilities of other financial institutions, GAAP requires an assessment of the fair value of those individual assets and liabilities.  This fair value may differ from the cost basis recorded on the acquired institution’s financial statements.  Management performs an initial assessment to determine which assets and liabilities must be designated for fair value analysis.  Management typically engages experts in the field of valuation to perform the valuation of significant assets and liabilities and, after assessing the resulting fair value computation, will utilize such value in computing the initial purchase accounting adjustments for the acquired institution.  It is possible that these values could be viewed differently through either alternative valuation approaches or if performed by different experts.  Management is responsible for determining that the values determined by experts are reasonable.  These computations are also left open for final adjustments for a period of up to one year, primarily to allow for completion of analysis and for possible new information that existed as of the acquisition date to be incorporated into the purchase accounting.  See also Note 7. Goodwill and Other Intangible Assets, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.

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

Because of all the variables that go into the determination of both the specific and general allocation components of the ALLL, as well as the valuation of foreclosed real estate, it is reasonably possible that the ALLL and foreclosed real estate values may change in future periods and those changes could be material and have an adverse effect on our financial condition and results of operations.  See also Note 5. Loans and Allowance for Loan and Lease Losses, of the Condensed Consolidated Financial Statements filed in this Form 10-Q.

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

Heritage Oaks Bancorp | - 45 -

Accrual for Restructuring Activities

From time to time the Company plans organizational restructuring activities to optimize the efficiency of its operations.  Generally accepted accounting principles allow the Company to accrue for certain future restructuring expenses, such as employee termination, retention and relocation costs, contract cancellation costs and fixed asset disposal costs, as long as the Company has adopted a board approved plan for restructuring activities and notified the affected personnel, landlords and vendors within a prescribed timeframe.  See Note 11. Restructuring Activities, of the Condensed Consolidated Financial Statements filed on this Form 10-Q.

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

Heritage Oaks Bancorp | - 46 -

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	At or For The Three Months Ended
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
	(dollars in thousands except per share data)
Consolidated Income Data:
Interest income	$16,895	$16,541	$13,602	$11,736	$11,509
Interest expense	1,324	1,344	1,151	1,049	1,027
Net interest income	15,571	15,197	12,451	10,687	10,482
Provision for loan losses	-	-	-	-	-
Net interest income after provision for loan and lease losses	15,571	15,197	12,451	10,687	10,482
Non-interest income	2,982	2,476	1,750	1,879	2,423
Non-interest expense	13,382	12,986	17,038	9,624	8,551
Income (loss) before income tax expense (benefit)	5,171	4,687	(2,837)	2,942	4,354
Income tax expense (benefit)	1,742	1,738	(1,074)	1,308	1,593
Net income (loss)	3,429	2,949	(1,763)	1,634	2,761
Dividends and accretion on preferred stock	-	-	-	-	181
Net income (loss) available to common shareholders	$3,429	$2,949	$(1,763)	$1,634	$2,580
Share Data:
Earnings (loss) per common share - basic	$0.10	$0.09	$(0.06)	$0.06	$0.10
Earnings (loss) per common share - diluted	$0.10	$0.09	$(0.06)	$0.06	$0.10
Dividends declared per common share	$0.03	$-	$-	$-	$-
Common book value per share	$5.76	$5.68	$5.55	$4.84	$4.78
Tangible common book value per share	$4.85	$4.76	$4.61	$4.34	$4.29
Actual shares outstanding at end of period	33,082,205	33,032,436	33,003,414	25,397,780	25,391,343
Weighted average shares outstanding - basic	33,992,465	33,967,670	27,816,911	26,382,523	26,362,467
Weighted average shares outstanding - diluted	34,146,200	34,142,364	27,816,911	26,550,442	26,549,568
Consolidated Balance Sheet Data:
Total cash and cash equivalents	$50,827	$83,756	$65,857	$26,238	$33,281
Total investments and other securities	$382,437	$359,630	$347,977	$276,795	$267,179
Total gross loans	$1,151,576	$1,096,883	$1,114,070	$827,484	$777,154
Allowance for loan and lease losses	$(16,787)	$(16,635)	$(17,968)	$(17,859)	$(17,468)
Total assets	$1,716,224	$1,677,672	$1,662,200	$1,203,651	$1,153,843
Total deposits	$1,422,934	$1,394,183	$1,365,829	$973,895	$956,952
Federal Home Loan Bank borrowings	$75,562	$67,566	$85,571	$88,500	$57,500
Junior subordinated debt	$13,179	$13,125	$13,071	$8,248	$8,248
Total shareholders’ equity	$194,119	$191,205	$186,640	$126,427	$125,092
Selected Other Balance Sheet Data:
Average assets	$1,691,508	$1,667,486	$1,362,466	$1,180,936	$1,123,875
Average earning assets	$1,552,548	$1,532,149	$1,267,400	$1,088,741	$1,028,879
Average shareholders’ equity	$193,061	$189,804	$149,042	$127,087	$129,517
Selected Financial Ratios:
Return (loss) on average assets	0.80%	0.71%	-0.52%	0.55%	0.97%
Return (loss) on average equity	7.05%	6.23%	-4.80%	5.10%	8.46%
Return (loss) on average tangible common equity	8.55%	7.61%	-5.74%	5.85%	9.04%
Net interest margin (1)	3.98%	3.98%	3.98%	3.89%	4.04%
Efficiency ratio (2)	71.91%	71.90%	118.28%	75.33%	67.10%
Non-interest expense to average assets	3.14%	3.12%	5.07%	3.23%	3.02%
Capital Ratios:
Average equity to average assets	11.41%	11.38%	10.94%	10.76%	11.52%
Leverage Ratio	10.00%	9.83%	11.64%	10.20%	10.58%
Tier 1 Risk-Based Capital ratio	12.87%	12.85%	12.25%	12.91%	13.27%
Total Risk-Based Capital ratio	14.12%	14.10%	13.50%	14.17%	14.53%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (3)	0.89%	1.04%	0.89%	1.22%	1.63%
Non-performing assets to total assets (4)	0.60%	0.69%	0.62%	0.84%	1.10%
Allowance for loan and lease losses to total gross loans	1.46%	1.52%	1.61%	2.16%	2.25%
Net charge-offs (recoveries) to average loans	-0.06%	0.48%	-0.05%	-0.20%	0.24%

(1)          Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)          The efficiency ratio is defined as total non-interest expense as a percent of the combined net interest income plus non-interest income, exclusive of gains and losses on security sales, other than temporary impairment losses, gains and losses on sale of OREO and other OREO related costs, gains and losses on sale of fixed assets, and the amortization of intangible assets.

(3)          Non-performing loans are defined as loan that are past due 90 days or more as well as loan placed in non-accrual status.

(4)          Non-performing assets are defined as loans that are past due 90 days or more and loans placed in non-accrual status plus other real estate owned.

Heritage Oaks Bancorp | - 47 -

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

For the three months ended September 30, 2014 and 2013, net interest margin was 3.98% and 4.04%, respectively.  Net interest margin for the nine months ended September 30, 2014 and 2013 was 3.98% and 4.07%, respectively.  The tables below set forth the details that make up net interest margin including, average balance sheet information, interest income and expense, average yields and rates and net interest income and margin:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2014			September 30, 2013
		Yield/	Income/		Yield/	Income/
	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
	(dollars in thousands)
Interest Earning Assets
Interest earning deposits in other banks	$72,348	0.20%	$36	$11,729	0.27%	$8
Investment securities	374,359	2.06%	1,946	254,997	2.10%	1,347
Other investments	9,839	6.77%	168	6,642	5.38%	90
Loans (1) (2)	1,096,002	5.34%	14,745	755,511	5.28%	10,064
Total interest earning assets	1,552,548	4.32%	16,895	1,028,879	4.44%	11,509

Allowance for loan and lease losses	(16,696)			(18,055)
Other assets	155,656			113,051
Total assets	$1,691,508			$1,123,875

Interest Bearing Liabilities
Interest bearing demand	$106,382	0.11%	$30	$80,523	0.10%	$21
Savings	104,757	0.10%	26	41,563	0.10%	10
Money market	438,824	0.29%	317	303,842	0.34%	257
Time deposits	289,886	0.75%	545	201,670	0.87%	443
Total interest bearing deposits	939,849	0.39%	918	627,598	0.46%	731
Federal Home Loan Bank borrowing	65,824	1.59%	264	62,598	1.61%	254
Junior subordinated debentures	13,145	4.29%	142	8,248	2.02%	42
Total borrowed funds	78,969	2.04%	406	70,846	1.66%	296
Total interest bearing liabilities	1,018,818	0.52%	1,324	698,444	0.58%	1,027
Non interest bearing demand	467,868			288,380
Total funding	1,486,686	0.35%	1,324	986,824	0.41%	1,027
Other liabilities	11,761			7,534
Total liabilities	1,498,447			994,358

Shareholders’ Equity
Total shareholders’ equity	193,061			129,517
Total liabilities and shareholders’ equity	$1,691,508			$1,123,875

Net interest margin (3)		3.98%			4.04%

Interest rate spread		3.80%	$15,571		3.86%	$10,482

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing the net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 48 -

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2014			September 30, 2013
		Yield/	Income/		Yield/	Income/
	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
	(dollars in thousands)
Interest Earning Assets:
Interest earning deposits in other banks	$57,818	0.18%	$77	$15,007	0.22%	$25
Investment securities	343,561	2.08%	5,355	256,462	2.08%	3,993
Other investments	8,920	6.86%	458	6,573	3.89%	191
Loans (1) (2)	1,041,358	5.28%	41,134	734,271	5.36%	29,448
Total interest earning assets	1,451,657	4.33%	47,024	1,012,313	4.45%	33,657

Allowance for loan and lease losses	(17,559)			(17,986)
Other assets	140,930			104,247
Total assets	$1,575,028			$1,098,574

Interest Bearing Liabilities:
Interest bearing demand	$101,677	0.11%	$83	$75,153	0.10%	$59
Savings	92,013	0.10%	67	40,322	0.10%	30
Money market	407,086	0.31%	931	294,123	0.33%	722
Time deposits	276,912	0.76%	1,580	193,502	0.89%	1,290
Total interest bearing deposits	877,688	0.41%	2,661	603,100	0.47%	2,101
Federal Home Loan Bank borrowing	77,548	1.38%	801	57,866	1.37%	592
Junior subordinated debentures	12,061	3.96%	357	8,248	2.03%	125
Total borrowed funds	89,609	1.73%	1,158	66,114	1.45%	717
Total interest bearing liabilities	967,297	0.53%	3,819	669,214	0.56%	2,818
Non interest bearing demand	419,949			276,499
Total funding	1,387,246	0.37%	3,819	945,713	0.40%	2,818
Other liabilities	10,331			11,444
Total liabilities	1,397,577			957,157

Shareholders’ Equity:
Total shareholders’ equity	177,451			141,417
Total liabilities and shareholders’ equity	$1,575,028			$1,098,574

Net interest margin (3)		3.98%			4.07%

Interest rate spread		3.80%	$43,205		3.89%	$30,839

(1) Non-accruing loans have been included in total loans.

(2) Loan fees have been included in interest income computation.

(3) Net interest margin has been calculated by dividing net interest income by total average earning assets.

(4) Yield / Rate is annualized using actual number of days in period.

Heritage Oaks Bancorp | - 49 -

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

	For The Three Months Ended,				For The Nine Months Ended,
	September 30, 2014 over 2013				September 30, 2014 over 2013
	Volume	Rate	Rate/Volume	Total	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest income:
Interest bearing deposits in other banks	$41	$(2)	$(11)	$28	$70	$(4)	$(14)	$52
Investment securities	632	(26)	(7)	599	1,355	-	7	1,362
Other investments	43	23	12	78	68	146	53	267
Loans	4,531	114	36	4,681	12,311	(439)	(186)	11,686
Net increase (decrease)	5,247	109	30	5,386	13,804	(297)	(140)	13,367
Interest expense:
Interest bearing demand	7	2	-	9	20	6	(2)	24
Savings	16	-	-	16	39	-	(2)	37
Money market	116	(38)	(18)	60	279	(44)	(26)	209
Time deposits	193	(61)	(30)	102	555	(188)	(77)	290
Federal Home Loan Bank borrowing	13	(3)	-	10	202	4	3	209
Long term borrowings	25	47	28	100	58	119	55	232
Net increase (decrease)	370	(53)	(20)	297	1,153	(103)	(49)	1,001
Total net increase (decrease)	$4,877	$162	$50	$5,089	$12,651	$(194)	$(91)	$12,366

For the three-month and nine-month periods ended September 30, 2014, as compared to the corresponding periods in 2013, the continued current low interest rate environment has had an adverse impact on yields of new and renewing loans.  However, the purchase discount accretion of the acquired MISN loan portfolio has provided a significant offset to the decline in new loan yields for both the three and nine month periods ended September 30, 2014.  Total discount accretion on acquired loans was $0.9 million, and $2.2 million for the three and nine months ended September 30, 2014, respectively.  This mix of these positive and negative factors has resulted in an increase of 6 basis points, and a decrease of 8 basis points for the three and nine months ended September 30, 2014, respectively.  The low interest rate environment and relative flatness of interest yield curves have had a compounding impact on securities’ yields as new investments are typically providing lower yields.  Such lower yields however, have been partially offset by slower prepayment speeds in 2014.  These offsetting factors have resulted in no change in securities yields on a year to date basis, and a 4 basis point decrease on a quarterly basis, when comparing the quarter and year to date ended September 30, 2014, to the same prior year periods.  The final significant factor impacting earning asset yields for both periods ended September 30, 2014 is the shift in asset mix to a greater proportion of lower-yielding interest earning deposits in other banks, which resulted in a lower proportion of investment securities and loans when compared to the same prior year periods.  These combined factors have resulted in a decline in the yield on earning assets for both the three and nine month periods ended September 30, 2014 of 12 basis points, as compared to the corresponding periods in 2013.

While the loan portfolio has continued to grow since the second quarter of 2013, both due to the acquisition of MISN loans and through organic loan production, and continues to contribute to a more favorable earning asset mix, we continue to hold a large portion of our earning assets in lower yielding investment securities and, more recently, in much lower yielding interest earning deposits in other banks.  Modest decreases in funding costs related to shifts in the composition of deposits from interest-bearing accounts to more liquid non-interest bearing deposit accounts, along with reduced rates of interest paid on interest bearing deposits, have resulted in a lower cost of funds that has partially offset the reduced yields on interest-earning assets. These factors have resulted in 6 and 9 basis point declines, respectively, in our net interest margin for the three and nine month periods ended September 30, 2014, as compared to the same periods a year earlier.

The decrease in loan yields for the third quarter and year to date, through September 30, 2014, as compared to the same periods a year earlier, are attributable to the repayment of existing Heritage Oaks loans and origination of lower yielding new loans, which had negative 39 and 46 basis point impacts to loan yields, respectively.  The impact of loan prepayment fees offset this negative trend for both the three and nine months ended September 30, 2014 by 2 basis points, however, loan prepayment fees contributed 5 and 1 less basis points to loan yields during the first three months and nine months of 2014 as compared to the same prior year period.

Heritage Oaks Bancorp | - 50 -

The third quarter of 2014 represents the second full quarter of contribution from MISN earning assets to the Company’s net interest margin. The average yield of acquired MISN earning assets was 18 basis points lower than that of the legacy Heritage Oaks earning asset yield at the time of acquisition.  However, the impact of purchase loan discount accretion had positive 22 and 20 basis point impacts to both the net interest margin and earning asset yields for the third quarter of 2014 and the year to date September 30, 2014, respectively.

Forgone interest on non-accrual loans continued to negatively impact interest income for the three month and nine month periods ended September 30, 2014.  Total forgone interest related to non-accrual loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.2 million and $0.3 million during the three months ended September 30, 2014 and 2013, respectively, and $0.6 million and $0.8 million for the nine months periods ended September 30, 2014 and 2013.  Total forgone interest on non-accrual loans reduced the yield on the loan portfolio by 7 basis points for the three months and by 8 basis points for the nine months ended September 30, 2014 as compared to 13 basis points and 14 basis points for the corresponding periods in 2013, respectively.  The reasons for the reduced negative impact of foregone interest to the loan portfolio’s yield in 2014 is an increase in the average balance of the loan portfolio attributable to the MISN merger and organic growth achieved over the last year in the legacy Heritage Oaks loan portfolio, as well as a decline in the total dollar amount of forgone interest.

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

The yield on investment securities for the third quarter of 2014 was 4 basis points lower at 2.06% compared to 2.10% for the third quarter of 2013.  The decrease in investment securities yield for the third quarter of 2014 is primarily attributable to decreased capital market interest rates which have contributed to decreased yields on reinvested cash flows.  Offsetting this trend has been an increase in the allocation of higher yielding tax-exempt bonds in 2014 as compared to 2013 which has helped to augment current year yields. The tax-exempt securities portfolio increased from 16.5% of the total portfolio in the third quarter of 2013 to 19.2% for the third quarter of 2014.

Investment securities yields were unchanged at 2.08% for the nine months ended September 30, 2013 and 2014.  The yield on the portfolio was unchanged due to the same competing influences of a decline in capital market interest rates and an increase in higher yielding tax-exempt municipal bonds discussed with regard to the quarterly yield.  The impact of these two factors on the year to date yield on investment securities resulted in no change in the yield for 2014 as compared to prior year.

For the three months ended September 30, 2014, average interest-earning assets increased $523.7 million, or 50.9%, over that reported in the corresponding period in 2013.  Average interest-earning assets for the nine months ended September 30, 2014 increased $439.3 million, or 43.4% over the corresponding period in 2013.  Growth in average earning assets for both the three month and nine month periods was largely driven by growth across all earning asset types due to the loans purchased and excess liquidity generated by the deposits assumed through the MISN merger.

The average balance of interest-bearing liabilities was $320.4 million, or 45.9%, higher for the three months ended September 30, 2014, as compared to the corresponding period a year earlier.  Average interest-bearing liabilities for the nine months ended September 30, 2014 increased by $298.1 million, or 44.5%, as compared to the corresponding period in 2013.  Growth in average interest-bearing liabilities was primarily the result of the merger with MISN.  Average interest-bearing deposits were $312.3 million, or 49.8%, higher for the three months ended September 30, 2014, as compared to the corresponding period a year earlier, and $274.6 million, or 45.5%, higher for the nine month period.

Heritage Oaks Bancorp | - 51 -

The rate paid on interest bearing deposits declined by 7 basis points, to 0.39%, for the three months, and declined by 6 basis points to 0.41%, for the nine months ended September 30, 2014 as compared to the same periods a year earlier.  This decline is in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.  Although such efforts have contributed to a moderate decline in time deposits (for legacy Heritage Oaks balances), the overall deposit mix and cost of our deposit portfolio has greatly improved as a result of these efforts.  We also benefitted from lower cost of deposits acquired through the MISN merger in both the three and nine month periods ended September 30, 2014.  This benefit was fully realized in the second and third quarters of the 2014.  In addition to the favorable effects realized from these changes in our interest bearing deposits, our quarterly average non-interest bearing demand deposit balances have increased by $179.5 million, to $467.9 million, for the three months ended September 30, 2014 as compared to the prior year period.  The contribution to reduced funding costs of our non-interest bearing demand deposit balances has had a positive impact of 17 basis points on total funding costs for the three months ended September 30, 2014, and 2013; for the first nine months, of both 2014 and 2013, the impact of increased non-interest bearing deposit balances on our total cost of funds was 16 basis points.  Total cost of funds for the three-month and nine-month periods ended September 30, 2014 were 0.35% and 0.37% respectively, decreases of 6 basis points and 3 basis points, respectively, as compared to the corresponding periods in 2013.

For each of the three-month and nine-month periods ended September 30, 2014, the average rate paid on interest bearing liabilities was 0.52% and 0.53%, respectively as compared with 0.58% and 0.56%, respectively, for the corresponding periods in 2013.  The benefits from the deposit portfolio rate reductions previously discussed were substantially offset by an increase in funding costs for Federal Home Loan Bank (“FHLB”) borrowings and increased interest expense from the addition of MISN-acquired junior subordinated debentures (including purchase discount amortization expense, which is a component of interest expense), as the Company has strategically decided to lock in historically low fixed rates to match-fund longer term fixed rate loans, as well as an increase in the cost of junior subordinated debentures attributable to the MISN purchase discount.

Provision for Loan and Lease Losses

The ALLL is maintained at a level considered by management to be adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date and is based on methodologies applied on a consistent basis with the prior year.  Management’s review of the adequacy of the ALLL includes, among other things, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.  See also Note 5. Loans and Allowance for Loan and Lease Losses, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q, for additional detail on the ALLL.

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

The Company did not record a provision for loan and lease losses during the three and nine months ended September 30, 2014 and 2013.  Although the Company recorded net charge-offs of $1.1 million during the first nine months of 2014, positive adjustments to the general reserve, driven by a reduction in our historical losses, negated the need for additional ALLL and related provision expense.  The lack of a loan loss provision in 2014 and 2013 is reflective of the continuing improvements in the overall credit quality of the loan portfolio, the overall improvement in the historical charge-off history over the last year, the improvement in property values that serve as collateral for a large portion of our loans, as well as the limited amount of new loans moving into non-accrual status and therefore requiring specific reserves, all of which were largely offset by increased ALLL requirements due to the growth in the loan portfolio.  As of September 30, 2014, the Company’s ALLL represented 1.46% of total gross loans.  For additional information, see the “Allowance for Loan and Lease Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Heritage Oaks Bancorp | - 52 -

Non-Interest Income

The table below sets forth changes in non-interest income as compared to the corresponding period a year earlier:

	For the Three Months Ended		For the Nine Months Ended		Variances
	September 30,		September 30,		For the Three Months		For the Nine Months
	2014	2013	2014	2013	dollar	percentage	dollar	percentage
	(dollars in thousands)
Fees and service charges	$1,410	$1,195	$3,949	$3,330	$215	18.0%	$619	18.6%
Net gain on sale of loans	411	513	967	1,949	(102)	-19.9%	(982)	-50.4%
Mortgage origination income	64	143	223	570	(79)	-55.2%	(347)	-60.9%
Gain on sale of investment securities	450	344	549	3,935	106	30.8%	(3,386)	-86.0%
Other income	647	228	1,533	1,212	419	183.8%	321	26.5%
Total	$2,982	$2,423	$7,221	$10,996	$559	23.1%	$(3,775)	-34.3%

Non-interest income increased by $0.6 million, to $3.0 million, for the third quarter of 2014, from $2.4 million for the same prior year period, and decreased by $3.8 million to $7.2 million for the year to date through September 30, 2014, from $11.0 million for the same prior year period.  The increase in quarterly non-interest income for the third quarter of 2014 as compared to the same prior year period was due to a $0.4 million increase in other income, primarily attributable to the recovery of fully charged-off former MISN loans, which had no value at the acquisition date, and a $0.2 million increase in fees and service charge income, attributable to the new MISN customer accounts. These positive quarterly variances were offset by a $0.1 million decline in both mortgage origination and gain on sale income.

The decline in non-interest income for the year to date through September 30, 2014 is primarily the result of a $3.4 million decline of gains on the sale of investment securities for 2014 as compared to the same prior year period.  This decline was attributable to the gain on sale of $89.3 million of securities which were sold in the first quarter of 2013.  These securities were sold to reduce the overall duration of the investment securities portfolio to limit interest rate risk and to provide a funding source for our growing loan demand.  In addition, we experienced a reduction in the gain on mortgage loan sales and mortgage origination fee income of $1.3 million during the first nine months of 2014 as compared to the same prior year period. These negative year to date variances were partially offset by increases in fees and service charges of $0.6 million, and in other income of $0.3 million attributable to the recovery of fully charged-off former MISN loans, which had no value at the acquisition date.

Non-Interest Expenses

The table below sets forth changes in non-interest expenses as compared to the corresponding period last year:

	For the Three Months Ended		For the Nine Months Ended		Variances		Variances
	September 30,		September 30,		For the Three Months		For the Nine Months
	2014	2013	2014	2013	dollar	percentage	dollar	percentage
	(dollars in thousands)
Salaries and employee benefits	$6,164	$4,529	$18,121	$14,535	$1,635	36.1%	$3,586	24.7%
Occupancy and equipment	1,776	1,176	4,989	3,629	600	51.0%	1,360	37.5%
Information technology	756	658	2,403	1,925	98	14.9%	478	24.8%
Professional services	1,839	729	3,610	2,082	1,110	152.3%	1,528	73.4%
Regulatory assessments	351	212	862	851	139	65.6%	11	1.3%
Sales and marketing	232	170	595	438	62	36.5%	157	35.8%
Foreclosed asset costs and write-downs	55	23	182	131	32	139.1%	51	38.9%
Provision for mortgage loan repurchases	27	-	27	570	27	-	(543)	-95.3%
Amortization of intangible assets	297	100	760	300	197	197.0%	460	153.3%
Merger, restructure and integration	748	-	8,785	-	748	-	8,785	-
Other expense	1,137	954	3,073	2,478	183	19.2%	595	24.0%
Total	$13,382	$8,551	$43,407	$26,939	$4,831	56.5%	$16,468	61.1%

Non-interest expense increased by $4.8 million and $16.5 million for the three and nine month periods ended September 30, 2014, as compared to the same prior year periods. These increases were largely driven by the impacts of the MISN merger.  Increases of $1.6 million in salaries and employee benefits costs and $0.6 million in occupancy and equipment costs for the three months ended September 30, 2014 were primarily attributable to the addition of MISN operating costs and MISN merger, restructure and integration costs contributed another $0.7 million to the third quarter, 2014 increase in non-interest expenses as compared to the third quarter of 2013.  Another significant component of the increase in quarterly non-interest expenses was due to increased professional service expenses of: 1) legal expenses of $0.6 million primarily related to a borrower litigation, 2) $0.3 million of outsourced bank secrecy act and anti-money laundering compliance, monitoring, and auditing services, and 3) $0.2 million related to the outsourcing of information technology management services, when compared to the third quarter of 2013.   Amortization of the intangible assets derived from the MISN purchase accounting and other expenses each contributed another $0.2 million increase in quarterly non-interest expenses for the third quarter, 2014 as compared to the same prior year period as well.

Heritage Oaks Bancorp | - 53 -

The largest variances for the nine month period ended September 30, 2014 were: 1) $8.8 million of merger, restructure, and integration costs, 2) $3.6 million increase in salaries and employee benefits, 3) $1.5 million increase in professional services, and 4) $1.4 million increase in occupancy and equipment expense.  MISN related merger, restructure and integration costs included $3.7 million of accruals related to termination benefits paid to employees displaced as a result of the merger and for retention of key employees through integration-related milestone dates, $2.1 million attributable to elimination of owned and leased facilities and related fixed assets, $1.8 million related to contractual cancellation costs of duplicative systems and services, $0.5 million to integrate the two banks’ operating systems, and $0.7 million of professional services paid to help facilitate the merger and integration. The addition of MISN operations is the primary reason for the $3.6 million increase in salaries and employee benefits and $1.4 million increase in occupancy and equipment expense for the nine months ended September 30, 2014 as compared to the same prior year period.   Professional services expenses were also elevated by $1.5 million on a year to date basis through September 30, 2014 due to: 1) increased costs related to the outsourcing of information technology management services of $0.5 million, 2) $0.4 million of outsourced bank secrecy act and anti-money laundering compliance, monitoring, and auditing services, and 3) $0.4 million due to litigation with a borrower, when compared to the same period in 2013. Amortization of the intangible assets derived from the MISN purchase accounting and other expenses contributed $0.5 million and $0.6 million increases in quarterly non-interest expenses for the third quarter, 2014, respectively, as compared to the same prior year period.  The first nine months of 2014 were also favorably impacted by the $0.5 million decline in the provision for mortgage repurchases.

Excluding the $8.8 million of merger, restructure, and integration costs from the first nine months of 2014 would result in total non-interest expense of $34.6 million, or 2.9% of assets on an annualized basis.  This compares with $26.9 million for the first nine months of 2013, or 3.3% of assets, annualized.

Provision for Income Taxes

For the three-month and nine-month periods ended September 30, 2014, the Company recorded income tax expense of approximately $1.7 million and $2.4 million, respectively.  This compares to an income tax provision of $1.6 million and $5.7 million for the comparable periods in 2013.  The changes in the provision for income taxes for the 2014 periods, as compared to the corresponding periods in 2013, can be attributed to the incremental changes in the components of earnings before taxes discussed above, most notably due to the merger, restructure, and integration expenses incurred in 2014 related to the merger with MISN.  The Company’s effective tax rate was 33.7% for the three months ended September 30, 2014, and 34.3% for the nine months ended September 30, 2014.  The effective tax rate for the corresponding periods in 2013 were 36.6% and 38.2%, respectively.  During the third quarter of 2014, the Bank’s combined overall federal and state tax rate before the impact of permanent differences increased to 42.05% from 41.67%, resulting in a one-time true-up to the balance of deferred tax assets.  Excluding the impact of this change, the Company’s effective overall tax rate for the three and nine months ended September 30, 2014 would have been 37.9% and 37.4%, respectively.  Excluding the impact of the merger and integration expenses in 2014, the effective tax rate would have been 39.1% for the nine months ended September 30, 2014.

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

Financial Condition

At September 30, 2014, total assets were approximately $1.7 billion.  This represents an increase of $513 million or 42.6% from that reported at December 31, 2013, of which $454 million was attributable to the merger with MISN.

At September 30, 2014, total deposits were approximately $1.4 billion, which was $449 million, or 46.1%, more than that reported at December 31, 2013.  The merger with MISN contributed $372 million to total deposits as of the merger date.

Heritage Oaks Bancorp | - 54 -

Total Cash and Cash Equivalents

Total cash and cash equivalents were $50.8 million and $26.2 million at September 30, 2014 and December 31, 2013, respectively. This line item will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches.  On February 28, 2014, $37.6 million in cash and cash equivalents were acquired in conjunction with the MISN merger.

Investment Securities and Other Earning Assets

Other earning assets are comprised of interest-earning deposits with the Federal Reserve, Federal Funds Sold (funds the Company lends on a short-term basis to other banks), investments in securities and short-term interest-earning deposits at other financial institutions.  These assets are maintained for the liquidity needs of the Company, collateralization of public deposits, and diversification of the earning asset mix.

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

The following table provides a summary of investment securities by securities type:

	September 30, 2014		December 31, 2013
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$16,923	$16,891	$6,243	$6,208
Mortgage backed securities
U.S. government sponsored entities and agencies	242,947	241,130	186,981	182,931
Non-agency	11,913	11,936	10,924	11,032
State and municipal securities	78,829	80,687	51,532	50,030
Asset backed securities	31,988	31,793	26,935	26,594
Total available for sale securities	$382,600	$382,437	$282,615	$276,795

At September 30, 2014, the fair value of the investment portfolio was approximately $382.4 million, or $105.6 million higher than that reported at December 31, 2013.  The increase in the balance of the portfolio can primarily be attributed to the $76.2 million in investments acquired in the merger with MISN coupled with deposit growth over the year increasing available cash to invest.  Also during the first three quarters of 2014, the Bank sold $98.4 million of securities from the portfolio at a net gain of $549 thousand.

Securities available for sale are carried at fair value with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At September 30, 2014, the securities portfolio had unrealized losses, net of taxes, of approximately $0.1 million, an improvement of approximately $3.3 million from that reported at December 31, 2013.  Fluctuations in the fair value of the investment portfolio in the last three years can be attributed to market turbulence and volatility in overall interest rates, stemming in part from economic conditions. All fixed and adjustable rate mortgage pools and collateralized mortgage obligations contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, where prepayments are directly impacted by interest rate changes.  The Company uses computer simulation models to test the average life, duration, market volatility and yield volatility of mortgage pools and collateralized mortgage obligations under various interest rate assumptions to monitor volatility.

The majority of the Company’s mortgage backed securities were issued by The Government National Mortgage Association (“Ginnie Mae”); The Federal National Mortgage Association (“Fannie Mae”); and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the guarantee of the issuing agencies.  At September 30, 2014, approximately $241.1 million or 95.3% of the Company’s mortgage related securities were issued by a government agency or government sponsored entities.

Heritage Oaks Bancorp | - 55 -

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category:

	September 30, 2014
	One Year Or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
	(dollars in thousands)
Obligations of U.S. government agencies	$117	$476	$14,503	$1,795	$16,891
Mortgage backed securities
U.S. government sponsored entities and agencies	36,510	96,446	56,776	51,398	241,130
Non-agency	731	10,704	501	-	11,936
State and municipal securities	975	14,473	60,808	4,431	80,687
Asset backed securities	-	2,534	11,794	17,465	31,793
Total available for sale securities	$38,333	$124,633	$144,382	$75,089	$382,437
Amortized cost	$38,459	$124,890	$143,476	$75,775	$382,600
Weighted average yield	1.92%	2.00%	2.52%	2.76%	2.34%

Federal Home Loan Bank (“FHLB”) Stock

As a member of the FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the level of borrowings the Company has obtained from the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company.  At September 30, 2014 and December 31, 2013, the Company held approximately $7.9 million and $4.7 million, respectively, in FHLB stock.  The increase of FHLB stock from December 31, 2013 was primarily due to FHLB stock acquired in the MISN merger.

Loans

Summary of Market Conditions

The addition of a new sales team focused on our region’s largest industry—agriculture—as well as the commercial and small business segments of the market, and single-family mortgages, has continued to contribute to net loan growth in 2014.  Gross loans increased $324.1 million during the first nine months of 2014, of which $280.3 million can be attributed to loans acquired in the MISN acquisition (as of February 28, 2014).  Excluding the impact of the loans acquired in the MISN acquisition, gross loans increased $43.8 million during the first nine months of 2014.  This increase is attributable to the Bank’s continued focus on organic loan growth in our region following our attention to the integration and retention of MISN customers during the second quarter of 2014, as well as $27.2 million in selective multi-family loan purchases during the third quarter of 2014 which were acquired for portfolio diversification.  We continue to see improving borrower activity and we anticipate that this increased activity in our existing markets, in conjunction with the Bank’s new sales team and our expansion into Ventura and Santa Barbara Counties with the opening of loan production offices during 2012 and 2013, have positioned the Bank for continued growth in the loan portfolio.

Although we are seeing some signs of stabilization in the local economies in which the Company operates, management realizes that a renewed decline in the global, national, state or local economies, and / or continued drought conditions on the Central Coast of California, may negatively impact local borrowers, as well as negatively impact values of real estate within our market footprint. As such, management continues to closely monitor credit trends and leading indicators for renewed signs of deterioration.  The Bank employs stringent lending standards and remains very selective with regard to loan originations, including CRE, real estate construction, land and commercial loans that it chooses to originate, in an effort to effectively manage risk in the current credit environment.  Additionally, purchased loans are evaluated under the same standards as originated loans.  The Company is focused on monitoring credit in order to take proactive steps, when and if necessary, to mitigate any material adverse impacts on the Company.

Heritage Oaks Bancorp | - 56 -

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

The credit quality of the loan portfolio is impacted by numerous factors, including the economic environment in the markets in which the Company operates, which can have a direct impact on the value of real estate securing collateral-dependent loans.  An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements, in conjunction with declines in real estate collateral values, may result in increases in provisions for loan and lease losses that would, in turn, have an adverse impact on the Company’s operating results.  See also Note 5. Loans and Allowance for Loan and Lease Losses, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for a more detailed discussion concerning credit quality, including the Company’s related policy.

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds the loans. Settlement from the correspondents is typically within 30 to 60 days of funding the mortgage.  At September 30, 2014, mortgage correspondent loans (loans held for sale) totaled approximately $6.0 million compared to $2.4 million at December 31, 2013.  The increase in mortgage loans held for sale is reflective of increased activity in both purchase and refinance business.  Residential purchases have picked up due to the normal seasonal transition from the slow winter months, while refinance activity has been supported by the drop in interest rates from the start of the year.

Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly caused by borrower fraud or misrepresentation.  Although the Company intends to vigorously challenge these and any future claims, the Company has a reserve of $0.4 million for these potential repurchases at September 30, 2014.  The Company has incurred losses of $1.6 million related to the settlement of nine loans since the beginning of 2011, the majority of which were associated with a group of loans originated and sold in 2007 that were made to related borrowers subsequently found guilty of financial fraud.

Heritage Oaks Bancorp | - 57 -

Summary of Loan Portfolio

At September 30, 2014, total gross loan balances were $1.2 billion.  This represents an increase of approximately $324.1 million, or 39.2%, from the $827.5 million reported at December 31, 2013.  The MISN merger provided $280.3 million of gross loans held for investment as of the February 28, 2014 merger date.

The following table provides a breakdown of total gross loans:

	September 30,		December 31,
	2014		2013		Variance
	Balance	Percentage	Balance	Percentage	Dollar	Percentage
	(dollars in thousands)
Real Estate Secured
Multi-family residential	$76,821	6.7%	$31,140	3.8%	$45,681	146.7%
Residential 1 to 4 family	121,061	10.5%	88,904	10.7%	32,157	36.2%
Home equity line of credit	37,967	3.3%	31,178	3.8%	6,789	21.8%
Commercial	582,600	50.6%	432,203	52.1%	150,397	34.8%
Farmland	93,965	8.2%	50,414	6.1%	43,551	86.4%
Land	24,634	2.1%	24,523	3.0%	111	0.5%
Construction	17,845	1.5%	13,699	1.7%	4,146	30.3%
Total real estate secured	954,893	82.9%	672,061	81.2%	282,832	42.1%
Commercial
Commercial and industrial	143,861	12.5%	119,121	14.4%	24,740	20.8%
Agriculture	44,204	3.8%	32,686	4.0%	11,518	35.2%
Other	20	0.0%	38	0.0%	(18)	-47.4%
Total commercial	188,085	16.3%	151,845	18.4%	36,240	23.9%
Installment loans to individuals	8,198	0.8%	3,246	0.4%	4,952	152.6%
Overdrafts	400	0.0%	332	0.0%	68	20.5%
Total gross loans	1,151,576	100.0%	827,484	100.0%	324,092	39.2%
Deferred loan fees	(1,414)		(1,281)		(133)	10.4%
Allowance for loan and lease losses	(16,787)		(17,859)		1,072	-6.0%
Total net loans	$1,133,375		$808,344		$325,031	40.2%

Loans held for sale	$5,977		$2,386		$3,591	150.5%

Real Estate Secured Loans

As of September 30, 2014, real estate secured portfolios represented approximately $954.9 million or 82.9% of total gross loans.  When compared to that reported at December 31, 2013, this represents an increase of approximately $282.8 million, or 42.1%, of which $219.1 million can be attributed to the MISN merger.

Land Loans

The following table provides a break-down of the land segment of the Company’s real estate secured loan portfolio by property type:

	September 30, 2014				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Land
Single family residential	$2,416	$-	$2,416	9.5%	1.4%	20	$340
Single family residential - Spec.	447	-	447	1.8%	0.3%	4	303
Tract	8,833	-	8,833	34.7%	5.0%	6	10,673
Land - Multifamily	2,898	533	3,431	13.5%	1.9%	3	3,100
Commercial	9,480	258	9,738	38.3%	5.5%	23	1,680
Hospitality	560	-	560	2.2%	0.3%	1	599
Total land	$24,634	$791	$25,425	100.0%	14.3%	57	$10,673

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2014.

Heritage Oaks Bancorp | - 58 -

At September 30, 2014, the land portfolio represented approximately $24.6 million, or 2.1%, of total gross loan balances, essentially unchanged from the corresponding balance reported at December 31, 2013.  The ratio of total land loans, including undisbursed commitments, to risk-based capital decreased from 20.0% at December 31, 2013 to 14.3% at September 30, 2014.

As of September 30, 2014, a total of $7.1 million of the land portfolio was risk graded special mention, substandard or doubtful.  This compares to $8.4 million of the land portfolio being risk graded special mention, substandard or doubtful as of December 31, 2013.

Construction Loans

The following table provides a break-down of the construction loan segment of the Company’s real estate secured loan portfolio by property type:

	September 30, 2014				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Construction
Single family residential	$5,742	$3,065	$8,807	23.6%	5.0%	13	$2,250
Single family residential - Spec.	395	1,178	1,573	4.2%	0.9%	3	1,000
Tract	811	-	811	2.2%	0.5%	2	812
Multi-family	195	2,500	2,695	7.2%	1.5%	2	2,500
Commercial	5,031	9,896	14,927	39.9%	8.4%	6	8,000
Hospitality	5,671	2,905	8,576	22.9%	4.8%	2	5,000
Total construction	$17,845	$19,544	$37,389	100.0%	21.1%	28	$8,000

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2014.

At September 30, 2014, the construction portfolio represented approximately $17.9 million, or 1.5%, of total gross loan balances, an increase of $4.2 million, or 30.3%, from that reported at December 31, 2013. This increase can be attributed to the MISN merger, which included $13.1 million of construction loans as of the merger date.  Construction loans are typically granted for a one year period and then refinanced at the completion of the construction project into permanent loans with varying maturities.  The ratio of total construction loans, including undisbursed commitments, to risk-based capital increased from 20.8% at December 31, 2013 to 21.1% at September 30, 2014.

As of September 30, 2014, there were $0.4 million of construction balances graded special mention, substandard or doubtful.  At December 31, 2013, there were no construction loans risk graded special mention, substandard or doubtful.

Heritage Oaks Bancorp | - 59 -

Other Real Estate Secured Loans

The following table provides a break-down of all other real estate secured loans by type of real estate:

	September 30, 2014				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest	Owner
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)	Occupied
	(dollars in thousands)
Real Estate Secured
Retail	$78,924	$1	$78,925	8.3%	44.5%	90	$9,000	$27,097
Professional	76,048	148	76,196	8.0%	43.0%	125	7,480	22,518
Hospitality	136,219	2,521	138,740	14.5%	78.3%	60	10,209	12,883
Multi-family	76,821	643	77,464	8.1%	43.7%	58	9,000	13,595
Home equity lines of credit	37,967	29,814	67,781	7.1%	38.3%	468	1,200	36,967
Residential 1 to 4 family	121,061	3,808	124,869	13.1%	70.5%	270	3,000	84,753
Farmland	93,965	4,598	98,563	10.3%	55.6%	61	6,900	58,317
Healthcare / medical	35,499	-	35,499	3.7%	20.0%	48	7,500	21,948
Restaurants / hospitality	12,998	-	12,998	1.4%	7.3%	24	2,393	8,569
Commercial	156,045	160	156,205	16.4%	88.2%	177	9,250	64,168
Other	86,867	206	87,073	9.1%	49.2%	66	13,713	36,634
Total real estate secured	$912,414	$41,899	$954,313	100.0%	538.6%	1,447	$13,713	$387,449

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2014.

As of September 30, 2014, other real estate secured portfolios represented approximately $912.4 million or 79.2% of total gross loans.  When compared to that reported at December 31, 2013, this represents an increase of approximately $278.6 million, or 44.0%, of which $203.0 million can be attributed to the MISN merger.

As of September 30, 2014, a total of $41.9 million of the other real estate secured portfolio was risk graded as special mention, substandard or doubtful, with the largest single component being the commercial real estate segment, which represented $32.9 million.  This compares to $22.9 million of the other real estate secured balance and $18.1 million of commercial real estate loans being risk graded special mention, substandard or doubtful as of December 31, 2013.  Special mention, substandard or doubtful other real estate secured loans acquired in the MISN merger totaled $23.5 million, of which $20.8 million were in the commercial segment.  At September 30, 2014 and December 31, 2013, other real estate secured balances, including undisbursed commitments, represented 539% and 526%, respectively, of total risk-based capital. The increase in this percentage not only reflects impacts of the MISN merger, but also the increase in real estate lending over the first nine months of the year.

At September 30, 2014, approximately $387.5 million, or 42.5%, of the other real estate secured segment of the loan portfolio was considered owner occupied.

Heritage Oaks Bancorp | - 60 -

Commercial Loans

The following table provides a break-down of the commercial and industrial (“C&I”) segment of the Company’s commercial loan portfolio by business type:

	September 30, 2014				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Commercial and Industrial
Agriculture	$6,034	$1,400	$7,434	3.0%	4.2%	38	$2,000
Oil gas and utilities	1,975	962	2,937	1.2%	1.7%	7	888
Construction	11,142	26,481	37,623	15.2%	21.2%	160	5,000
Manufacturing	18,012	11,377	29,389	11.9%	16.6%	116	3,000
Wholesale and retail	17,573	11,409	28,982	11.7%	16.4%	156	2,500
Transportation and warehousing	4,800	952	5,752	2.3%	3.2%	68	596
Media and information services	3,337	1,265	4,602	1.9%	2.6%	22	1,500
Financial services	7,176	2,333	9,509	3.8%	5.4%	40	3,000
Real estate / rental and leasing	19,271	14,425	33,696	13.6%	19.0%	116	6,522
Professional services	23,196	18,445	41,641	16.8%	23.5%	203	3,185
Healthcare / medical	8,342	8,007	16,349	6.6%	9.2%	106	11,464
Restaurants / hospitality	12,775	3,517	16,292	6.6%	9.2%	94	4,600
All other	10,228	3,473	13,701	5.4%	7.7%	247	2,000
Total commercial and industrial	$143,861	$104,046	$247,907	100.0%	139.9%	1,373	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2014

At September 30, 2014, commercial and industrial loans represented approximately $143.9 million or 12.5% of total gross loan balances.  This represents an increase of approximately $24.7 million, or 20.8%, from December 31, 2013.  The year to date increase is attributed to the MISN merger, which added $34.6 million of commercial and industrial loans.  The ratio of total commercial and industrial loan balances, including undisbursed commitments, to risk-based capital decreased from 158% at December 31, 2013 to 140% at September 30, 2014.

The Company’s credit exposure within the commercial and industrial segment remains diverse with respect to the industries to which credit has been extended.  As of September 30, 2014, a total of $9.9 million of the commercial and industrial portfolio was risk graded as special mention, substandard or doubtful.  This compares to $13.1 million of the commercial and industrial portfolio being risk graded special mention, substandard or doubtful as of December 31, 2013.

Heritage Oaks Bancorp | - 61 -

Agriculture Loans

The following table provides a break-down of the types of agriculture loans in the Company’s commercial loan portfolio:

	September 30, 2014				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Agriculture
Vegetable and mellon farming	$9,320	$5,770	$15,090	17.7%	8.5%	17	$4,000
Fruit and tree nut farming	16,765	19,215	35,980	42.2%	20.3%	31	6,470
Other crop farming	36	1,175	1,211	1.4%	0.7%	4	650
Animal production	2,850	5,542	8,392	9.8%	4.7%	39	1,500
Support activities for agriculture	3,485	4,574	8,059	9.4%	4.5%	22	1,800
Food, beverage and tobacco	6,881	3,917	10,798	12.7%	6.1%	26	2,000
Wholesale merchants	3,009	928	3,937	4.6%	2.2%	9	1,500
Transportation and warehousing	148	1	149	0.2%	0.1%	4	75
All other	1,710	-	1,710	2.0%	0.9%	4	1,600
Total agriculture	$44,204	$41,122	$85,326	100.0%	48.2%	156	$6,470

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2014.

At September 30, 2014, the agriculture portfolio totaled approximately $44.2 million, or 3.8%, of total gross loan balances, which represents an increase of $11.5 million, or 35.2%, when compared to that reported at December 31, 2013.  The increase in the portfolio is associated with the MISN merger, which provided an additional $18.1 million of agriculture loans, partially offset by repayments of existing loans.  At September 30, 2014 and December 31, 2013, the agriculture portfolio, including undisbursed commitments, represented 48%, of the Bank’s total risk-based capital.

As of September 30, 2014, a total of $2.6 million of the agriculture portfolio was risk graded as special mention, substandard or doubtful.  This compares to $1.4 million of the agriculture portfolio being risk graded special mention, substandard or doubtful as of December 31, 2013.  The increase in the special mention, substandard or doubtful risk grades of agriculture loans is attributable to loans acquired in the MISN merger.

Consumer Installment Loans

At September 30, 2014, the installment loan portfolio totaled approximately $8.2 million, as compared to the $3.2 million reported at December 31, 2013.  This increase is due to the MISN merger, which included $7.5 million of consumer installment loans as of the merger date.  Installment loans include revolving credit plans, consumer loans and credit card balances.

Heritage Oaks Bancorp | - 62 -

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

	September 30, 2014
			Due Over	Due Over	Due Over
	Due Less	Due	12 Months	3 Years	5 Years
	Than 3	3 To 12	Through	Through	Through	Due Over
	Months	Months	3 Years	5 Years	15 Years	15 Years	Total
	(dollars in thousands)
Real Estate Secured
Multi-family residential	$3,111	$2,934	$11,431	$37,268	$21,814	$263	$76,821
Residential 1 to 4 family	5,873	3,398	15,756	44,506	48,884	2,644	121,061
Home equity line of credit	37,840	80	38	-	-	9	37,967
Commercial	52,160	57,944	129,291	170,000	172,802	403	582,600
Farmland	11,610	377	13,018	13,701	55,259	-	93,965
Land	18,395	717	2,094	2,289	1,139	-	24,634
Construction	8,877	1,177	420	3,543	3,828	-	17,845
Commercial
Commercial and industrial	77,678	10,150	12,772	23,748	19,290	223	143,861
Agriculture	35,502	384	3,164	4,565	589	-	44,204
Other	-	20	-	-	-	-	20
Installment loans to individuals	800	307	338	610	5,072	1,071	8,198
Overdrafts	400	-	-	-	-	-	400
Total loans held for investment	$252,246	$77,488	$188,322	$300,230	$328,677	$4,613	$1,151,576

Variable rate loans (1)	$230,388	$63,587	$131,698	$214,526	$111,844	$263	$752,306
Fixed rate loans	21,858	13,901	56,624	85,704	216,833	4,350	399,270
Total loans held for investment	$252,246	$77,488	$188,322	$300,230	$328,677	$4,613	$1,151,576

(1)          Variable rate loans include $553.6 million of loans that are at or below their contractual floor rates.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until rates rise above their floors.

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

Heritage Oaks Bancorp | - 63 -

The ALLL is increased by provisions for loan and lease losses charged to earnings, and decreased by loan and lease charge-offs, net of recovered balances.  Please see Note 4. Loans, and Note 5. Allowance for Loan Losses of the Condensed Consolidated Financial Statements filed as part of the Annual Report on Form 10-K for the year ended December 31, 2013, for a detailed discussion concerning the Company’s methodology for determining an adequate ALLL.  Also see Note 1. Summary of Significant Accounting Policies, of the Consolidated Financial Statements filed as part of the Annual Report on Form 10-K for the year ended December 31, 2013, which contains additional discussion concerning the ALLL, loan charge-offs, and credit risk management.

The Company allocates the ALLL across product types within the loan portfolio.  The following table provides a summary of the ALLL and its allocation to each major product type of the loan portfolio, as well as the proportion that each major category’s ALLL represents as a percentage of the gross loan balances in the category:

	September 30,				December 31,
	2014		2013		2013
		Percent		Percent		Percent
	Amount	of Loan	Amount	of Loan	Amount	of Loan
	Allocated	Segment	Allocated	Segment	Allocated	Segment
			(dollars in thousands)
Real Estate Secured
Multi-family residential	$441	0.6%	$157	0.8%	$239	0.8%
Residential 1 to 4 family	1,354	1.1%	685	1.4%	1,225	1.4%
Home equity line of credit	112	0.3%	146	0.4%	147	0.5%
Commercial	6,048	1.0%	4,789	1.1%	6,456	1.5%
Farmland	1,564	1.7%	514	1.1%	958	1.9%
Land	2,225	9.0%	4,631	19.6%	3,402	13.9%
Construction	117	0.7%	239	2.3%	258	1.9%
Commercial
Commercial and industrial	3,291	2.3%	5,155	4.6%	3,653	3.1%
Agriculture	1,023	2.3%	971	3.9%	1,128	3.5%
Other	-	0.0%	-	0.0%	-	0.0%
Installment loans to individuals	74	0.9%	88	2.1%	99	3.1%
Overdrafts	35	8.8%	32	19.4%	32	9.6%
Unallocated	503		60		262
Total allowance for loan and lease losses	$16,787	1.5%	$17,468	2.4%	$17,859	2.2%

The Company acquired MISN on February 28, 2014 and the loans and leases acquired are recorded according to the guidance under ASC 805, “Accounting for Acquisitions.” See also Note 2. Business Combination of the Consolidated Financial Statements for more information concerning the acquisition of MISN.  The acquired loans and leases include loans and leases that are accounted for under ASC 310-30.  During the nine months ended September 30, 2014, there was no provision for loan and lease losses or ALLL related to these loans, as they were acquired at an aggregate $10.0 million, or 3.4%, discount to the aggregated unpaid principal balances.  As of September 30, 2014, the remaining unaccreted discount on the acquired MISN loans was $8.3 million and was determined by management to be adequate to absorb credit losses inherent in that portfolio.  Of the total loans acquired through the MISN transaction 5.7% are designated as PCI as of the acquisition date.  These PCI loans carried an average 23.2% discount at acquisition.  The remaining 94.3% of loans are accounted for under ASC 310 “Receivables” and carried an average discount of 2.3% at acquisition.  The Company may need to recognize provisions for loan and lease losses in the future if there is further deterioration in these loans after the purchase date such that the impairment exceeds the non-accretable yield and purchase discount.  On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans relating to the MISN acquisition to determine if there is potential impairment, which may require additional provisions for loan and lease losses or, if projected cash flows are significantly improved, a reclassification of the non-accretable yield to accretable yield may result.  The third quarter 2014 cash flow re-forecast resulted in no adjustment to goodwill and did not result in any impairment.

Heritage Oaks Bancorp | - 64 -

The balance of the ALLL decreased by $1.1 million during the first nine months of 2014 due to net charge-offs, and decreased by 79 basis points as a percentage of gross loans, as compared to the corresponding period in 2013, primarily due to the fact that no ALLL has been provided for the MISN loans acquired at February 28, 2014 and because the credit quality of the legacy Heritage Oaks portfolio has improved over the last year.  The improvement in the credit quality of the legacy Heritage Oaks portfolio is reflected in a number of indicators, all of which have trended favorably over the last year, and virtually all of which are at or near their lowest levels since the credit crisis peaked in 2010.  The indicators we believe are most indicative of the improving credit quality of the legacy Heritage Oaks portfolio include: the level of legacy substandard and doubtful loans, which have declined $17.7 million or 38.6% since the third quarter of 2013; the level of Heritage Oaks’ legacy non-accrual loans, which have declined $2.8 million, or 22.0% since the third quarter of 2013; and the ratio of classified assets to Tier 1 capital plus the ALLL, which has improved from 33.6% to 24.9% since the third quarter of 2013.

The following table details changes in the ALLL for the periods indicated:

	For the Nine Months Ended
	September 30,
	2014	2013
	(dollars in thousands)
Balance, beginning of period	$17,859	$18,118
Charge-offs:
Real Estate Secured
Residential 1 to 4 family	92	23
Commercial	1,027	108
Land	-	34
Construction	-	169
Commercial
Commercial and industrial	650	770
Agriculture	-	367
Installment loans to individuals	8	380
Total charge-offs	1,777	1,851
Recoveries:
Real Estate Secured
Residential 1 to 4 family	-	43
Home equity line of credit	10	9
Commercial	25	77
Farmland	-	14
Land	30	45
Construction	2	2
Commercial
Commercial and industrial	582	832
Agriculture	46	115
Installment loans to individuals	10	64
Total recoveries	705	1,201
Net charge-offs	1,072	650
Balance, end of period	$16,787	$17,468

Gross loans, end of period	$1,151,576	$777,154
Allowance for loan and lease losses to total gross loans	1.46%	2.25%
Net charge-offs to average loans	0.14%	0.12%

Net charge-offs during the nine months ended September 30, 2014 totaled $1.1 million.  This compares to net charge-offs of approximately $0.7 million, reported for the corresponding period last year.  The charge-offs for the nine months ended September 30, 2014 were attributable primarily to two larger loans which totaled $1.7 million.  For the nine months ended September 30, 2013, charge-offs were largely attributable to a $0.2 million loss realized on the sale of collateral for the loan transferred into OREO in the first quarter of 2013.

Annualized net charge-offs to average loans for the three month and nine month periods ended September 30, 2014 were (0.06)% and 0.14%, respectively.  This compares to 0.24% and 0.12%, respectively, reported for the corresponding periods in 2013.  At September 30, 2014, the ALLL represented 1.46% of total gross loans compared to 2.25% reported at December 31, 2013.  The decline is due to the impact of MISN acquired loans on this ratio and the $1.1 million of net charge-offs for the year to date 2014 period.  MISN acquired loans are included in gross loans but have no ALLL as they are carried at their fair value.

Heritage Oaks Bancorp | - 65 -

The ALLL that was collectively evaluated for impairment on legacy Heritage loans and leases at September 30, 2014 was $14.7 million, or 1.64% of total legacy Heritage loans and leases, $14.7 million, or 1.81% of total legacy Heritage loans and leases, as of December 31, 2013 and $10.6 million or 1.40% at September 30, 2013.  Including the non-credit impaired loans acquired through the MISN acquisition, the ALLL that was collectively evaluated for impairment was $14.7 million as of September 30, 2014, which represents 1.31% of the total of such loans and leases.  The qualitative component of the ALLL that was collectively evaluated for impairment was $5.3 million, or 0.46%, at September 30, 2014, $4.1 million or 0.51% at December 31, 2013, and $2.8 million or 0.37% at September 30, 2013, as a percentage of loans and leases collectively evaluated for impairment.  When the impact of the inclusion of the MISN loans is removed from the percentage calculation of our qualitative factors as a percentage of gross loans, this component of the ALLL represents 0.58% of legacy Heritage loans and leases at September 30, 2014.  The qualitative component of the ALLL increased on a dollar basis and as a percentage basis of legacy Heritage loans over the last year primarily due to the potential impacts resulting from the concentration in CRE loans and of the prolonged California drought on our loan portfolio. We have increased our qualitative factors for the impact of the California drought on our customer’s businesses over the past quarter due to our concern about the impact directly to agriculture, and indirectly to other businesses such as hospitality and tourism, because of the continued lack of precipitation in California, and our region of the state. Evidence of the drought’s impact on agricultural businesses are noted in recent studies indicating that the 2014 drought is responsible for the greatest absolute reduction in water availability to agriculture ever seen in California and that it is statistically likely that the drought will continue through 2015, regardless of El Nino conditions. Furthermore, certain municipalities within California have also begun to mandate water conservation measures that cite specific usage reductions and have limited the use of water for particular applications such as landscape watering, car washing and other applications.  These facts along with discussions with some of our borrowers as it relates to expected decreases in cash flows related to the drought supported management’s decision to increase the qualitative factors within the ALLL for the impact of the drought on our loan portfolio.

The component of the ALLL that was for legacy Heritage and acquired MISN loans and leases individually evaluated for impairment was $2.1 million at September 30, 2014, compared to $3.1 million at December 31, 2013 and $6.8 million at September 30, 2013.  An unallocated ALLL of $503 thousand was held at September 30, 2014, as compared to $262 thousand as of December 31, 2013 and $60 thousand as of September 30, 2013.  The Company provided no provision for loan and lease losses during the nine-month periods ended September 30, 2014, and September 30, 2013.

As of September 30, 2014, management believes that the ALLL was sufficient to cover current estimable losses in the Company’s loan portfolio.

Non-Performing Assets

Non-performing assets are comprised of loans placed on non-accrual status and foreclosed assets (OREO and other repossessed assets). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.  See Note 5. Loans and Allowance for Loan and Lease Losses, of the Condensed Consolidated Financial Statements, filed with this Quarterly Report on Form 10-Q for additional discussion concerning non-performing loans, as well as a discussion concerning credit quality.

The following table provides a summary of non-performing loans and foreclosed assets:

	September 30,	December 31,	Variance
	2014	2013	Dollar	Percent
	(dollars in thousands)
Non-performing loans
Residential 1-4 family	$97	$449	$(352)	-78.4%
Home equity lines of credit	100	-	100	100.0%
Commercial real estate	1,938	672	1,266	188.4%
Land	5,226	5,910	(684)	-11.6%
Commercial and industrial	2,182	2,180	2	0.1%
Agriculture	685	789	(104)	-13.2%
Installment	46	117	(71)	-60.7%
Total non-performing loans	10,274	10,117	157	1.6%
Other real estate owned	-	-	-	-
Total non-performing assets	$10,274	$10,117	$157	1.6%
TDRs
Accruing	$5,245	$5,853	$(608)	-10.4%
Included in non-performing loans	6,791	7,076	(285)	-4.0%
Total TDRs	$12,036	$12,929	$(893)	-6.9%

Ratio of allowance for loan and lease losses to total gross loans	1.46%	2.16%
Ratio of non-performing loans to total gross loans	0.89%	1.22%
Ratio of non-performing assets to total assets	0.60%	0.84%

Heritage Oaks Bancorp | - 66 -

At September 30, 2014, the balance of non-accruing loans was approximately $10.3 million or $0.2 million higher than that reported at December 31, 2013.  The increase in non-accruing loans during the first nine months of 2014 can be attributed to: $6.1 million of loans placed in non-accruing status, including $0.7 million of additions from the MISN transaction, net paydowns of $3.0 million, $2.1 million of loans returned to accrual status and $1.5 million of net charge-offs and transfers to foreclosed collateral.

The following tables reconcile the change in total non-accruing balances for the three and nine months ended September 30, 2014:

	Balance	Additions to		Transfers	Returns to		Balance
	June 30,	Non-Accruing	Net	to Foreclosed	Performing	Net	September 30,
	2014	Balances	Paydowns	Collateral	Status	Charge-offs	2014
	(dollars in thousands)
Real Estate Secured
Residential 1 to 4 family	$101	$-	$(4)	$-	$-	$-	$97
Home equity line of credit	100	-	-	-	-	-	100
Commercial	2,109	1,565	(501)	-	(1,225)	(10)	1,938
Land	5,903	108	(785)	-	-	-	5,226
Commercial
Commercial and industrial	2,455	249	(396)	-	(126)	-	2,182
Agriculture	724	-	(2)	-	(37)	-	685
Installment loans to individuals	19	29	(2)	-	-	-	46
Totals	$11,411	$1,951	$(1,690)	$-	$(1,388)	$(10)	$10,274

	Balance	Additions to	Additions		Transfers	Returns to		Balance
	December 31,	Non-Accruing	due to	Net	to Foreclosed	Performing	Net	September 30,
	2013	Balances	merger	Paydowns	Collateral	Status	Charge-offs	2014

	(dollars in thousands)
Real Estate Secured
Residential 1 to 4 family	$449	$-	$-	$(12)	$(248)	$-	$(92)	$97
Home equity line of credit	-	100	-	-	-	-	-	100
Commercial	672	4,388	137	(871)	(137)	(1,225)	(1,026)	1,938
Land	5,910	296	-	(980)	-	-	-	5,226
Commercial
Commercial and industrial	2,180	1,283	568	(1,012)	-	(837)	-	2,182
Agriculture	789	-	-	(67)	-	(37)	-	685
Installment loans to individuals	117	31	-	(100)	-	-	(2)	46
Totals	$10,117	$6,098	$705	$(3,042)	$(385)	$(2,099)	$(1,120)	$10,274

Heritage Oaks Bancorp | - 67 -

Goodwill

The following table summarizes the consideration paid for MISN, the amounts of assets acquired and liabilities assumed and the resulting goodwill recognized at the acquisition date:

February 28, 2014
(dollars in thousands)

Consideration paid

Cash payments for MISN shares outstanding	$2,554

Cash payments for MISN warrants	5,766

Cash payments for MISN options	387

Shares issued, @ $7.99 per share	60,255

Total consideration	$68,962

Net assets pre-acquisition	41,526

Fair value adjustments:

Loans receivable	$(9,982)

Allowance for loan and lease losses	4,441

Fixed Assets	845

Core deposit intangible	5,060

Deferred taxes assets, net	11,885

Other assets	(217)

Certificates of deposit purchase premium	(78)

Federal Home Loan Bank advances	(71)

Junior subordinated debentures	3,444

Lease liability	(1,217)

Other liabilities	27

Total fair value adjustments	14,137

Fair value of net assets acquired	55,663

Excess of consideration paid over fair value of net assets acquired, i.e., goodwill	$13,299

The goodwill of $13.3 million arising from the acquisition represents the additional consideration paid above the fair value of net assets acquired.  As this transaction was structured as a tax-free exchange, the goodwill will not be deductible for tax purposes.

During the three months ended September 30, 2014, goodwill related to the MISN acquisition was increased by $60 thousand.  The net impact of decreases in goodwill resulting from upward revisions of deferred tax assets of $105 thousand and increases of goodwill, due to $102 thousand of decreased value of buildings held for sale, additional pre-acquisition expenses recognized of $39 thousand, and a $24 thousand reduction in the value of SBA servicing assets acquired, resulted in a combined increase to goodwill during the measurement period.

Other Real Estate Owned (“OREO”)

At September 30, 2014 and December 31, 2013 the Company held no OREO.  The Company foreclosed on one loan in the first quarter of 2013, and sold the underlying collateral within that same quarter at a loss of $0.2 million, which was reflected as a charge-off against the ALLL.  The Company also foreclosed on a $1.2 million commercial property that was the underlying collateral on a former MISN loan which carried no value at acquisition because the loan had been guaranteed by the Small Business Administration (“SBA”), and MISN had previously collected the 90% guarantee from the SBA upon borrower default and subsequently charged off the remaining 10%.  The Company received the rights to foreclose on the collateral after the February 28, 2014 acquisition date, and subsequently foreclosed on and sold the property in the third quarter of 2014.  The majority of the sales proceeds were returned to the SBA as a refund of their 90% guarantee; however there were additional funds from the collateral sale above the amount reimbursable to the SBA of $0.1 million which were recorded as other non-interest income.

Heritage Oaks Bancorp | - 68 -

Deposits and Borrowed Funds

Deposits

The following table provides a summary for the year to date change in various categories of deposit balances:

	September 30,	December 31,	Variance
	2014	2013	Dollar	Percentage

	(dollars in thousands)

Non-interest bearing deposits	$469,435	$291,856	$177,579	60.84%

Interest bearing deposits:

NOW accounts	108,186	87,298	20,888	23.93%

Other savings deposits	106,211	42,648	63,563	149.04%

Money market deposit accounts	455,045	332,272	122,773	36.95%

Time deposits	284,057	219,821	64,236	29.22%

Total deposits	$1,422,934	$973,895	$449,039	46.11%

As indicated in the table above, total deposit balances at September 30, 2014 were approximately $1.4 billion.  This represents an increase of approximately $449.0 million, or 46.1%, when compared to that reported at December 31, 2013.  The MISN merger contributed $371.5 million to deposit growth as of the merger date, including $137.6 million in non-interest bearing deposits.

The Company continues to focus on gathering and retaining core relationships, which has helped to reduce the overall cost of funding.  At September 30, 2014, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 85.1% of total deposits, up from the 84.7% reported at December 31, 2013, due largely to core deposits acquired in the MISN merger.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances.  These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At September 30, 2014, FHLB borrowings were $75.6 million, or $12.9 million lower than that reported at December 31, 2013.  Borrowings are obtained for a variety of reasons which include, but are not limited to: asset-liability management; funding loan growth; and to provide additional liquidity. The decrease in the level of FHLB borrowings in 2014 was the result of maturities of short-term borrowings that were not rolled over.

Capital

At September 30, 2014, the balance of shareholders’ equity was approximately $194.1 million.  This represents an increase of approximately $67.7 million over that reported at December 31, 2013.  The year to date change was primarily attributable to 7,541,326 shares issued at a price of $7.99 per common share as part of the consideration in the MISN merger, which totaled $60.3 million and was partially offset by $0.3 million of related stock issuance costs.  Current year net income contributed $4.6 million to shareholders’ equity and was offset by payment of $1.0 million of common stock dividends.  The components of comprehensive income (net income and unrealized gains on securities available for sale) provided $3.3 million of equity for the first nine months of 2014, while adjustments related to share based compensation provided an additional $0.9 million.

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

Heritage Oaks Bancorp | - 69 -

On October 29, 2014, the Company’s Board of Directors declared a cash dividend of $0.05 per share, payable on December 1, 2014, to shareholders of the Company’s common stock as of November 17, 2014.  Holders of the Company’s Series C Preferred Stock are also entitled to a per share dividend equivalent to the common dividend declared for which each share of Series C Preferred Stock is convertible into common stock.

The Company did not pay any dividends on its common stock in 2013.

Regulatory Capital

Bancorp and the Bank seek to maintain strong levels of capital in order to be considered “well-capitalized” as determined by regulatory agencies.  Bancorp’s potential sources of capital include retained earnings and the issuance of equity.

At September 30, 2014, Bancorp had $16.5 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding.  These debt securities were issued to three different trusts, as follows:

	Amount	Carrying	Current	Issue	Scheduled

	Issued	Value	Rate	Date	Maturity	Rate Type

	(dollars in thousands)

Heritage Oaks Capital Trust II	$8,248	$8,248	1.96%	27-Oct-06	Aug-37	Variable 3-month LIBOR + 1.72%

Mission Community Capital Trust I	$3,093	$2,128	3.18%	14-Oct-03	Oct-33	Variable 3-month LIBOR + 2.95%

Santa Lucia Bancorp (CA) Capital Trust	$5,155	$2,803	1.71%	28-Apr-06	Jul-36	Variable 3-month LIBOR + 1.48%

These three issues of debt securities are callable by Bancorp at par.  At September 30, 2014, the Company included $12.8 million of the debt securities in its Tier I Capital for regulatory reporting purposes.  For a more detailed discussion regarding junior subordinated debt securities, see Note 11, Borrowings, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Beginning in April 2012 and through its termination in April 2013, the Bank operated subject to the terms of a MOU with the FDIC and the DFI, which replaced the consent order stipulated to by the Bank in March 2010.  Under the MOU the Bank agreed to continue to adhere to the 10.0% Tier 1 leverage ratio previously set by the consent order.  With the termination of the MOU in April 2013, the need to continue to adhere to the 10.0% leverage ratio was removed.  See also Note 19, Regulatory Matters, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information related to the consent order and written agreement as they pertain to these requirements.

On July 17, 2013, Bancorp repurchased all 21,000 outstanding shares of the Series A Preferred Stock that was held by the U.S. Department of the Treasury under the TARP CPP program.  The shares were repurchased at par plus accrued but unpaid dividends for a total of $21.2 million.  On July 30, 2013, Bancorp reached an agreement with the U.S. Department of the Treasury to repurchase the related warrant to purchase 611,650 shares of Bancorp’s common stock for $1.6 million.  The decision to repurchase the Preferred Stock and the outstanding warrant was made to mitigate the dilutive effect these instruments had on common shareholders.  The funds for this repurchase were made available through a one-time dividend from the Bank to Bancorp.

The following table provides the general minimum regulatory capital ratios and a summary of Company and Bank regulatory capital ratios, which reflect that both Bancorp and Bank meet the criteria to be considered “well capitalized”:

	Regulatory
	Standard to	September 30, 2014		December 31, 2013		September 30, 2013
	be Well	Heritage Oaks		Heritage Oaks		Heritage Oaks
	Capitalized	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Ratio

Leverage ratio	5.00%	10.00%	9.77%	10.20%	9.82%	10.58%	10.05%

Tier I capital to risk weighted assets	6.00%	12.87%	12.58%	12.91%	12.42%	13.27%	12.59%

Total capital to risk weighted assets	10.00%	14.12%	13.83%	14.17%	13.68%	14.53%	13.85%

Bancorp’s Leverage Ratio declined by 20 basis points to 10.00% for the third quarter of 2014 from 10.20% for the fourth quarter of 2013, primarily due to the increase in disallowed intangibles and deferred tax assets related to the MISN merger.  Comparing the components of our Leverage Ratio for the third quarter of 2014 to those reported for the fourth quarter of 2013 reveals that total capital increased by 53.5% compared to a 41.4% increase in average quarterly assets.

Heritage Oaks Bancorp | - 70 -

This implies that our Leverage Ratio may have increased as compared to the fourth quarter of 2013 however, the increase in disallowed intangibles and deferred tax assets muted the increase to Tier 1 Capital which only rose by 38.3%, after factoring in these adjustments, resulting in a slightly smaller increase to Tier 1 Capital than the increase to average quarterly assets for the third quarter of 2014 compared to the fourth quarter of 2013.  Bancorp’s Leverage Ratio declined by 58 basis points for the third quarter of 2014 when compared to the third quarter of 2013, for the same reason as the decline compared to December 31, 2013, however the decline was more pronounced due to a larger spread between the increase in Tier 1 Capital and the increase in average assets.

As of September 30, 2014, Bancorp’s Tier 1 Risk Based Capital Ratio and Total Risk Based Capital Ratio decreased from year-end 2013 by 4 and 5 basis points, to 12.87% and 14.12%, respectively, due primarily to the impact of the MISN acquisition.  Risk Weighted Assets, Total Risk Based Capital and Tier 1 Capital all increased by similar amounts due to the MISN merger and, therefore, there was not a material change in our Risk Based Capital Ratios as compared to the fourth quarter of 2013.  On a year over year basis, Bancorp’s Tier 1 Risk Based Capital Ratio and Total Risk Based Capital Ratio decreased by 40 and 41 basis points, because risk weighted assets grew by a faster rate than our Tier 1 Capital and Total Risk Based Capital.

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

In the ordinary course of business, the Company is a party to various operating leases, including an office building lease obligation that was assumed in the MISN merger and expires in 2024.  Monthly rentals under this lease are currently approximately $44 thousand, subject to annual escalation based on the Consumer Price Index.  For a more detailed discussion of other operating leases, refer to Note 18, Commitments and Contingencies, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $15.4 million and $17.0 million at September 30, 2014 and December 31, 2013, respectively.  The Company has also guaranteed to a third party servicer, the repayment of the funded and available balances of credit card accounts acquired in the MISN acquisition.  This guarantee totaled approximately $0.8 million at September 30, 2014.  For a more detailed discussion of these financial instruments refer to Note 18, Commitments and Contingencies, in the Company’s Consolidated Financial Statements under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Additionally, at September 30, 2014 and December 31, 2013, the Company had undisbursed loan commitments made in the ordinary course of business totaling $229.5 million and $181.5 million, respectively.  These loan commitments and letters of credit are shown in the table below.

Heritage Oaks Bancorp | - 71 -

	September 30,	December 31,
	2014	2013
	(dollars in thousands)
Commitments to extend credit
Home equity lines of credit	$29,814	$23,365
Credit card lines	1,565	1,770
Commitments secured by real estate	33,370	35,005
Commitments not secured by real estate	7,571	7,030
Commercial and industrial commitments	98,914	73,461
Agriculture commitments	41,122	28,010
Other unused commitments	17,108	12,804
Standby letters of credit	15,430	17,036
Total commitments and standby letters of credit	$244,894	$198,481

At both September 30, 2014 and December 31, 2013, the Company’s allowance for losses on unfunded loan commitments was $0.5 million and $0.4 million, respectively.

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

The following table provides a summary for the Company’s long-term debt and other long-term obligations, including the anticipated payments under salary continuation plans, assuming attainment of the designated retirement age, as of September 30, 2014:

	Less Than	One to Three	Three to Five	More than	September 30,	September 30,
	One Year	Years	Years	Five Years	2014	2013
	(dollars in thousands)
FHLB Advances and other borrowings	$10,000	$20,000	$22,500	$23,000	$75,500	$57,500
Operating lease obligations	1,884	2,574	1,850	2,978	9,286	3,054
Salary continuation payments	235	516	536	4,306	5,593	5,842
Junior subordinated debentures	-	-	-	16,496	16,496	8,248
Total obligations	$12,119	$23,090	$24,886	$46,780	$106,875	$74,644

The Company has leases that contain options to extend for periods from three to seven years.  Options to extend which have been exercised and the related lease commitments are included in the table above.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives.  ALCO meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs.  Deposits generated from the Company’s customers serve as the primary source of liquidity.  The Bank also has credit arrangements with correspondent banks that serve as a secondary liquidity source.  At September 30, 2014, these credit lines totaled $62.0 million and are unsecured.  Additionally, the Bank has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank.  As of September 30, 2014, the borrowing availability related to this facility was $7.7 million.  At September 30, 2014, the Bank had no borrowings against the credit lines or the FRB facility.  As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $340.9 million at September 30, 2014, in addition to the $75.6 million currently outstanding.

Heritage Oaks Bancorp | - 72 -

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows.  As of September 30, 2014, the Company believes investments in the portfolio can be liquidated at their current fair values in the event they are needed to provide liquidity.  The ratio of liquid assets not pledged for collateral and other purposes as a percentage of deposits and other liabilities was 26.4% at September 30, 2014 compared to 26.3% at December 31, 2013.  The ratio of gross loans to deposits, another key liquidity ratio, decreased to 80.9% at September 30, 2014 compared to 85.0% at December 31, 2013, due to the MISN acquisition.

In addition to the Bank’s sources of liquidity, Bancorp has a $10.0 million revolving line of credit arrangement with a correspondent bank, subject to annual renewal.  Bancorp pays a 0.25% annual fee to maintain the credit facility plus 0.25% (annual rate) on the unused portion of the line.  Interest on borrowings will be at the prime rate (floating) or, at Bancorp’s option, at a fixed rate based on LIBOR.  The line had no outstanding balance as of September 30, 2014.

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

Subsequent Events

Consent Order

On October 29, 2014, the Bank entered into a Stipulation to the Issuance of a Consent Order with its bank regulatory agencies, the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“CDBO”), consenting to the issuance of a consent order (“the Consent Order”)  relating to identified deficiencies in the Bank’s centralized Bank Secrecy Act and anti-money laundering compliance program, which is designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the “BSA/AML Requirements”). Per the Consent Order, the Bank must review, update and implement an enhanced risk assessment process based on the 2010 Federal Financial Institutions Examination Council Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) Examination Manual. Some of the areas highlighted in the Consent Order include the requirements to: i) enhance customer due-diligence procedures; ii) improve the enhanced due diligence analysis for high-risk customers; iii) ensure the proper identification and reporting of suspicious activity; iv) address and correct the noted violations of law; v) ensure that there is sufficient and qualified staff; and vi) ensure that all staff are properly trained to carry out the BSA/AML programs. Management and the Board have been working diligently to comply with the Consent Order and believe they have allocated sufficient resources to address the corrective actions required by the FDIC and CDBO. Compliance and resolution of the Consent Order will ultimately be determined by the FDIC and CDBO.

The foregoing summary description of the Consent Order is not complete and is qualified in its entirety by reference to the full text of the Consent Order, a copy of which is filed as Exhibit 10.1 to a Current Report on Form 8-K that was filed with the SEC on October 29, 2014.

CEO Employment Agreement

On October 29, 2014, the Company and the Bank entered into an employment agreement with its President and Chief Executive Officer, Simone Lagomarsino.  The employment agreement was approved by the Board of Directors of the Company and the Bank as it was determined that it was advisable and in the best interest of the Company, the Bank and the Company’s shareholders that Ms. Lagomarsino be provided with an employment agreement that aligns her interests with the interests of the Company and incentivizes her to remain in the employ of the Company. The employment agreement provides that Ms. Lagomarsino shall serve on the Board of Directors of the Company and the Bank.  The term of Ms. Lagomarsino’s employment agreement shall continue until terminated in accordance with its terms.  Pursuant to the terms and conditions of the employment agreement, Ms. Lagomarsino will receive an annual base salary, is eligible to earn an annual cash bonus award, and is entitled to receive certain other benefits that the Bank extends to all of its executive employees, such as life insurance, disability insurance, health, dental, vision and other insurance benefits, 401(k) plan participation and certain fringe benefits and perquisites.  Under the employment agreement, the Company may grant from time to time to Ms. Lagomarsino equity awards under and subject to the terms and conditions of the equity incentive plan that the Company is then regularly granting equity awards to its executive officers under.

Heritage Oaks Bancorp | - 73 -

The employment agreement provides that if Ms. Lagomarsino terminates her employment for “Good Reason” or is terminated without “Cause,” as those terms are defined in the employment agreement, she is entitled to certain severance payments detailed in the employment agreement.  The employment agreement also provides for a “double-trigger” change in control payment in the event Ms. Lagomarsino terminates her employment for “Good Reason” or is terminated without “Cause” within twelve months of a “Change in Control” as that term is defined in the employment agreement.  Finally, the employment agreement provides for certain benefits in the event of the “Disability,” as that term is defined in the employment agreement, or death of Ms. Lagomarsino. As a condition to the receipt of any of the foregoing payments and benefits (except in the case of termination of employment due to death), Ms. Lagomarsino is required to provide the Company and the Bank with a general release from any and all claims, known and unknown, that Ms. Lagomarsino may have against the Company and/or the Bank.

The employment agreement contains standard confidentiality and other business protection covenants, including covenants not to solicit or disparage.  Generally speaking, Ms. Lagomarsino agrees not to induce any employees to leave or otherwise interfere with or disrupt the relationships between the Bank and its employees, or divert or attempt to divert from the Bank any of its customers, during the term of her employment and for a period of one year following her separation from the Bank.  The employment agreement also contains a standard indemnification provision.

The foregoing description of Ms. Lagomarsino’s employment agreement is not complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed as Exhibit 10.2 to a Current Report on Form 8-K that was filed with the SEC on October 29, 2014.

Exchange Agreement

On October 29, 2014, the Company entered into an Exchange Agreement with Castle Creek Capital Partners IV, LP “Castle Creek”).  Pursuant to the terms of the Exchange Agreement, Castle Creek will exchange 1,189,538 shares of the Company’s Series C Convertible Perpetual Preferred Stock having a liquidation preference of $3.25 per share for shares of the Company’s common stock, no par value, on a one-for-one exchange ratio basis.  The consummation of the transactions contemplated by the Exchange Agreement is subject to (i) Castle Creek having received a non-control determination with respect to the Company from the Board of Governors of the Federal Reserve System (or the Federal Reserve Bank of San Francisco) and the California Department of Business Oversight, Division of Financial Institutions, (ii) the receipt of any approvals, non-objections or authorizations of all governmental entities required for the consummation of the transactions contemplated by the Exchange Agreement, (iii) no provision of law and no judgment, injunction, order or decree of any governmental entity shall prohibit consummation of the transactions contemplated by the Exchange Agreement, and (iv) the satisfaction or waiver of certain other customary closing conditions. The Company agreed in the Exchange Agreement to file, as soon as practicable, and in any event within 30 days of the closing of the transactions contemplated by the Exchange Agreement, a registration statement on Form S-3 under the Securities Act covering the resale by Castle Creek of all of the shares of the Company’s common stock received in the exchange, and to cause such shares to be authorized for listing on The NASDAQ Capital Market.  The Company anticipates that the closing of the transactions contemplated by the Exchange Agreement should occur during the fourth quarter of 2014.

The foregoing description of the Exchange Agreement is not complete and is qualified in its entirety by reference to the full text of the Exchange Agreement, a copy of which is filed as Exhibit 10.3 to a Current Report on Form 8-K that was filed with the SEC on October 29, 2014.

Dividend Declaration

On October 29, 2014, the Company’s Board of Directors declared a cash dividend of $0.05 per share, payable on December 1, 2014, to shareholders of the Company’s common stock as of November 17, 2014.  Holders of the Company’s Series C Preferred Stock are also entitled to a per share dividend equivalent to the common dividend declared for which each share of Series C Preferred Stock is convertible into common stock.

Heritage Oaks Bancorp | - 74 -

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

Based on the foregoing, virtually all of the Company’s interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk procedures are performed at the Bank level. In addition to risk related to interest rate changes, the Bank’s real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties in California, is subject to risks of changes in the underlying value of collateral as a result of changes in the local economy.

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

Management employs asset and liability management software to measure the Company’s exposure to potential future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of September 30, 2014.  This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall over the near term but a positive impact to net interest income over the long term if market rates move higher.  The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies.  Management will continue to perform this analysis each quarter.

The hypothetical impact of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly.  The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s September 30, 2014 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200bp rate increase and a 100bp decrease is acceptable to management and within policy guidelines at this time.  Given the low interest rate environment, a 200bp decrease is not considered a realistic possibility and is therefore not modeled.

Heritage Oaks Bancorp | - 75 -

The results in the table below indicate the change in net interest income the Company would expect to see, if interest rates were to change in the amounts set forth:

	September 30, 2014
	Rate Shock Scenarios
	-100bp	Base	+100bp	+200bp
	(dollars in thousands)
Net interest income	$65,614	$65,436	$65,564	$66,472
$ Change from base	$178	$-	$128	$1,036
% Change from base	0.27%	0.00%	0.20%	1.58%

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

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans:

	September 30, 2014
		Percent of
	Balance	Total
	(dollars in thousands)
Rate Type
Variable - daily	$190,286	16.5%
Variable other than daily	562,020	48.8%
Fixed rate	399,270	34.7%
Total gross loans	$1,151,576	100.0%

The table above identifies approximately 16.5% of the loan portfolio that will re-price immediately in a changing rate environment.  At September 30, 2014, approximately $752.3 million or 65.3% of the Company’s loan portfolio is considered variable.

Heritage Oaks Bancorp | - 76 -

The following table shows the repricing categories of the Company’s loan portfolio:

	September 30, 2014
		Percent of
	Balance	Total
	(dollars in thousands)
Re-Pricing
< 1 Year	$370,990	32.2%
1-3 Years	258,957	22.5%
3-5 Years	286,868	24.9%
> 5 Years	234,761	20.4%
Total gross loans	$1,151,576	100.0%

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the index rate:

	September 30, 2014
	Move in Index Rate (bps)
	+100	+150	+200	+250	+300	+350
	(dollars in thousands)
Cumulative variable daily	$97,501	$115,292	$127,752	$133,490	$135,655	$147,090
Cumulative variable other than daily	229,827	287,309	311,874	336,379	343,308	357,540
Cumulative total variable at floor	$327,328	$402,601	$439,626	$469,869	$478,963	$504,630

Given the significant decline in short-term rates over the last several years, many loans in the portfolio possess floors higher than their fully indexed rate.  As indicated in the table above, the Company will need to see rates increase by 150 basis points before the majority of variable rate loans that contain a minimum floor rate in the portfolio experience a rise in their interest rates above their floors, thereby ending their fixed-rate interest rate risk profile and returning them to a fully variable interest rate risk profile.  When such event occurs, holding all other interest rate risk variables constant, the Company will become more net asset sensitive.  Historically, the Company has placed floors on new loan originations to protect net interest margin.  Management believes this strategy proved successful in insulating net interest margin in the declining interest rate environment experienced over the last several years.  As loans have repriced, through maturities and refinancing, the average floor rate has come down to remain competitive in the current interest rate environment.  The lowering of floor rates has contributed to an increasingly asset sensitive profile and decreased the average market rate movement to lift variable rate loans off their floors.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer, the Principal Financial Officer and Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Heritage Oaks Bancorp | - 77 -

Management, with the participation of the Principal Executive Officer, the Principal Financial Officer, and the Principal Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Principal Executive Officer, the Principal Financial Officer, and the Principal Accounting Officer  have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer, the Principal Financial Officer, and the Principal Accounting Officer as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Corona Fruits & Veggies, Inc., et al v. Heritage Oaks Bank, et al, Santa Barbara County Sup. Ct. case no. 1390870, filed 2/8/2012. Corona Fruits & Veggies, Inc. (“Corona”) and related entities are seeking an unspecified amount in excess of $2,000,000 in damages for a variety of claims including breach of contract, misrepresentation, interference with contractual relations and promissory estoppel.  The alleged factual basis underlying the claims is that the Bank promised to extend agricultural and equipment financing to the plaintiffs and ultimately failed to do so, causing the plaintiffs’ damages. The Bank denies that it acted improperly in any respect toward plaintiffs or that it breached a loan commitment to the plaintiffs and is vigorously defending the matter. Some of the Corona claims are potentially covered by the Bank’s insurance and the Bank’s carriers are cooperating with the Bank in the defense of the matter. The case went to trial on July 21, 2014 and the trial concluded September 10, 2014.  The parties are currently awaiting the court’s ruling.

Sandra Keller, et al vs. Heritage Oaks Bank, et al, Superior Court of San Luis Obispo County, case no CV- 138124, filed 5/29/13. This is an identical complaint to one that was filed previously in the Federal court for the Central District of California and dismissed.  Sandra Keller, as guardian ad litem for Mary Mastagni, filed suit against the Bank and numerous other parties alleging damages from a conspiracy to commit elder financial abuse. The complaint is unclear as to the basis for the alleged damages against the Bank, and the Bank believes the complaint lacks any merit whatsoever.  The complaint asserts various causes of action arising from the sale by third parties of collateral for a commercial real estate loan from the Bank and the pay-off of the Bank’s loan in that transaction.  The Bank was served with process in September 2013 and successfully demurred; an amended complaint was filed on June 30, 2014 and the Bank is responding with another demurrer. The Bank does not expect the litigation to have a material impact on the Bank.

Grego v. Patel, Mission Asset Management, Inc., et al, Superior Court of San Luis Obispo County, case no. CV128369. This case was filed in 2013 against Mission Asset Management, Inc., (“MAM”) formerly a subsidiary of Mission Community Bancorp which was acquired by the Bank on February 28, 2014. MAM successfully demurred to all causes of action but one; the remaining cause of action is for conversion of personal property which allegedly occurred subsequent to the foreclosure of a commercial loan secured by a hotel property.  The Bank anticipates the matter will be resolved by the end of 2014 and does not expect the litigation to have a material impact on the Bank.

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

Heritage Oaks Bancorp | - 78 -

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

The following represents material changes in risk factors from that disclosed in the Company’s 2013 Annual Report filed on Form 10-K:

The Company and the Bank are operating under enhanced regulatory supervision that could materially and adversely affect our business.

On October 29, 2014, the FDIC and CDBO issued the Consent Order to the Bank.  The issuance of the Consent Order relates to deficiencies identified by the FDIC and CDBO in the Bank’s centralized Bank Secrecy Act and anti-money laundering compliance program, which is designed to comply with the BSA/AML Requirements. Per the Consent Order, the Bank must review, update and implement an enhanced risk assessment process based on the 2010 Federal Financial Institutions Examination Council Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) Examination Manual. Some of the areas highlighted in the Consent Order include the requirements to: i) enhance customer due-diligence procedures; ii) improve the enhanced due diligence analysis for high-risk customers; iii) ensure the proper identification and reporting of suspicious activity; iv) address and correct the noted violations of law; v) ensure that there is sufficient and qualified staff; and vi) ensure that all staff are properly trained to carry out the BSA/AML programs. Certain activities, including expansionary activities, that otherwise require regulatory approval will likely be impeded while the Consent Order remains outstanding.  Our failure to comply with the Consent Order and successfully implement an enhanced BSA/AML Compliance Program may result in additional regulatory action, including civil money penalties against the Bank and its officers and directors or enforcement of the Consent Order through court proceedings, which could have a material and adverse effect on our business, results of operations, financial condition, cash flows and stock price.

Our Results of Operations and Financial Condition Can Be Impacted By The Effect of the Drought in California on Our Agricultural and Related Business.

The Company provides financing to agricultural businesses and other industries dependent on agriculture in the Central Coast. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices and changing climatic conditions, and attempt to manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry.

In addition, the State of California has been experiencing drought conditions throughout much of 2013 and 2014.  Although management does not expect current conditions to have a material impact on credit quality, the lack of rain will have an adverse impact on our agricultural customers’ operating costs, crop yields and crop quality, which could impact such customers’ ability to repay their loans to us consistent with the terms of such loans. The longer the drought continues, the more significant this impact will become.  As a result, the Company’s results of operations, financial condition, cash-flows and stock price can be negatively influenced by the impact of the drought on the banking needs of our agricultural customers.

Management is not aware of any other material changes to the risk factors discussed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

None.

Heritage Oaks Bancorp | - 79 -

Item 3.  Defaults upon Senior Securities

(a)         None.

(b)        None.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Heritage Oaks Bancorp | - 80 -

Item 6.  Exhibits

(a) Exhibits:

Exhibit 10.1 Consent Order issued by the Federal Deposit Insurance Corporation and California Department of Business Oversight, filed with the SEC on Form 8-K on October 29, 2014, Commission File No. 000-25020.

Exhibit 10.2 Employment Agreement between the Company and Bank and Simone Lagomarsino, filed with the SEC on Form 8-K on October 29, 2014, Commission File No. 000-25020.

Exhibit 10.3 Exchange Agreement between the Company and Castle Creek Partners IV, LP, filed with the SEC on Form 8-K on October  29, 2014, Commission File No. 000-25020.

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

Exhibit 31.3 Rule 13a-14(a)  Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.3 Section 1350  Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2014 and 2013 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013 (unaudited), (iv) Condensed Consolidated Statements of Shareholders’ Equity, for the nine months ended September 30, 2014 and 2013 (unaudited), (v) Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2014 and 2013 (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

Heritage Oaks Bancorp | - 81 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: October 31, 2014

/s/ Simone Lagomarsino	/s/ Lonny D. Robinson
Simone Lagomarsino	Lonny D. Robinson
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Jason Castle
Jason Castle
Chief Accounting Officer
(Principal Accounting Officer)

Heritage Oaks Bancorp | - 82 -