Form 10-K
period 2014-12-31
HERITAGE OAKS BANCORP
filed 2015-03-06
CIK 921547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer [X] Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant at June 30, 2014 was $172.6 million based on the closing sales price of a share of Common Stock of $7.63 as of June 30, 2014.

As of February 24, 2015, the registrant had 33,916,151 shares of Common Stock outstanding.

Documents Incorporated By Reference

The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant's definitive proxy statement for the 2015 annual meeting of shareholders.

Heritage Oaks Bancorp
and Subsidiaries

Part I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" and other similar expressions in this Annual Report on Form 10-K. With respect to any such forward-looking statements, the Company claims the protection of the safe harbor provided for in the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements presented in this Annual Report on Form 10-K, or those that the Company may make orally or in writing from time to time, are based on the beliefs of, on assumptions made by, and information available to, Company management at the time such statements are first made. Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company's control or ability to predict. Although the Company believes that management's beliefs and assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, the Company's actual future results can be expected to differ from management's expectations, and those differences may be material and adverse to the Company's business, results of operations and financial condition. Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause the Company's actual results, performance or achievements to differ materially from those expressed include the following:

  •
  A renewed downturn in the overall economy, including the California real estate market.

  •
  The effect of the current low interest rate environment or changes in interest rates on our net interest margin.

  •
  Changes in the Company's business strategy or development plans.

  •
  Our ability to attract and retain qualified employees.

  •
  A failure or breach of our operational security systems or infrastructure or those of our customers, our third party vendors or other service providers, including as a result of a cyber-attack.

  •
  Environmental conditions, including the prolonged drought in California, natural disasters such as earthquakes, landslides, and wildfires that may disrupt business, impede operations, or negatively impact the ability of certain borrowers to repay their loans and/or the values of collateral securing loans.

  •
  The possibility of an unfavorable ruling in a legal matter, and the potential impact that it may have on earnings, reputation, or the Bank's operations.

  •
  The likelihood that any expansionary activities will be impeded while the Federal Deposit Insurance Corporation's and California Department of Business Oversight's joint Consent Order remains outstanding, and that we will be unable to comply with the requirements set forth in the Consent Order, which could result in restrictions on our operations.

  •
  The other risks set forth in the Company's reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see "Item 1A. Risk Factors."; and

  •
  The Company's success at managing the risks involved in the foregoing items.

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

Item 1.   Business

Organizational Structure and History

Heritage Oaks Bancorp (the "Company") is a California corporation organized in 1994 and registered as a bank holding company. The Company acquired all of the outstanding common stock of Heritage Oaks Bank (the "Bank") and its subsidiaries in 1994. The Bank is licensed by the California Department of Business Oversight, Division of Financial Institutions ("DBO") and commenced operation in January 1983. As a California state bank, the Bank is subject to primary supervision, examination and regulation by the DBO and the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also subject to certain other federal laws and regulations. The deposits of the Bank are insured by the FDIC up to the applicable limits. As used in this Annual Report on Form 10-K, any reference to the term "Management" refers to the executive management team of the Company and its subsidiaries.

The Company formed Heritage Oaks Capital Trust II ("Trust II") in October 2006. Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company. The Company also acquired Mission Community Capital Trust I ("Trust III") and Santa Lucia Bancorp (CA) Capital Trust ("Trust IV") as part of the acquisition of Mission Community Bancorp. These trusts are statutory business trusts, and are wholly-owned, non-financial, non-consolidated subsidiaries of the Company. Additionally, the Company has incorporated a subsidiary, CCMS Systems, Inc., which is currently inactive and has not been capitalized.

The Company is authorized to engage in a variety of banking activities with the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Company's principal regulator. However, banking activities primarily occur at the Bank. As a legal entity separate and distinct from its subsidiaries, the Company's principal source of funds is dividends received from the Bank, as well as, capital and/or debt it directly raises. Legal limitations are imposed on the amount of dividends that may be paid by the Bank to the Company. See Item 1. Business – Supervision and Regulation and Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends.

Banking Activities

Headquartered in Paso Robles, California, the Bank is a community-oriented financial services firm that provides banking products and services to small and medium sized businesses and consumers. Products and services are offered primarily through 12 retail branches located on the Central Coast of California, in San Luis Obispo and Santa Barbara Counties and through other direct channels, including a loan production office in Ventura County.

Business Strategy

The Company's business objective is to be the leading community bank on the Central Coast of California to targeted businesses and consumers. We seek to achieve this objective by employing our business strategies as follows:

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

Enhance Product Delivery to Our Customers

We believe that our customers should have a positive experience at every point of contact with us. The primary point of contact with our customers continues to be our retail offices. We continue to implement user-friendly technologies for our customers who want to interact with us through electronic channels such as the internet, phone, or other mobile devices. We currently offer online banking, bill pay, and cash management; remote deposit capture; Automated Clearing House ("ACH") and positive payments; automatic payroll deposits; eDelivery; prepaid gift and payroll cards; some advanced function ATMs; and mobile banking. We expect to continue to expand our electronic delivery channels as customer preferences change and newer devices and technologies are developed. We believe the combination of high touch service in retail locations and user-friendly electronic banking services enhances our customer experience. It also provides us additional delivery channels to attract more customers.

Maintain Strong Brand Awareness

We expend a considerable amount of resources maintaining and enhancing our retail brand. We believe that our brand should reflect the superior customer service we offer as a community bank and our commitment to the communities where we operate. Maintaining strong brand awareness requires a consistent brand design; effective use of marketing and merchandising; participation and sponsorship in community based events; and usage of multiple media sources. We hold service marks issued by the U.S. Patent and Trademark Office for the "Acorn" design; the "Oakley" design; and the tag lines "Deeply Rooted in Your Hometown", "Heritage Oaks Bank – Expect More." We have also filed "intent to use" and we are currently establishing "proof of use" for the tag line "Heritage Oaks Bank – We're Central to the Coast", and anticipate that we will obtain full registration of this service mark in 2015. We continually evaluate the effectiveness of our brand and from time to time will take steps to improve our overall brand awareness in the markets we serve.

Increase Market Share in Existing Markets and Expand into New Markets

During the economic downturn, there were a number of community banks, which operated in the Central Coast of California, that were acquired by larger commercial banks. We believe these acquisitions provide us with the opportunity to increase market share in San Luis Obispo and Santa Barbara Counties and potentially expand into new markets contiguous to these counties, such as our 2012 expansion in Ventura County with the opening of a loan production office. In the past we have regularly evaluated opportunities to either open de novo retail offices; purchase branches from other financial institutions; or to acquire financial institutions in proximity to our geographic footprint, as evidenced by our December 2012 purchase of the Morro Bay branch of Coast National Bank and our merger with Mission Community Bancorp ("Mission Community") and Mission Community Bank, which closed in February 2014. We will continue to evaluate branching and acquisition opportunities going forward, however, our ability to act upon such opportunities will likely be impeded while the Consent Order, which is more fully discussed below, is in place.

The Company believes the combination with Mission Community creates a more valuable retail and business community banking franchise, with a low cost core deposit base, strong capital ratios, attractive net interest margins, lower operating costs, and better overall returns for the shareholders of the combined institution. It also should create a banking platform that is well positioned for future growth. In connection with the combination, the Company added two experienced banking professionals from Mission Community, Howard N. Gould and Stephen P. Yost, to its Board of Directors.

Community Service

We strongly believe in enhancing the economic vitality and welfare of the communities where we work and live. In 2014, Bank employees provided approximately 1,700 hours in direct volunteer support of local community activities, projects, and events. The Bank also provided in-kind support throughout the year including providing meeting rooms, and giving surplus furniture and used computers to local partners. Bank employees also serve on boards of local non-profit and charitable organizations. Finally, we donated over $0.4 million during 2014 to local organizations to support community related activities.

Products and Services

We offer a full array of financial products and services to targeted businesses and consumers. We regularly monitor our customers' financial needs to determine whether we should design or offer new products and services. We also regularly monitor the pricing and profitability of these financial products and services to ensure that we are able to achieve a reasonable rate of return for the risks we assume in offering such products and services. The Bank offers to its commercial clients commercial loans secured by real estate, other commercial loans and lines of credit, agricultural loans, construction financing, other real estate loans and Small Business Administration ("SBA") loans. For consumers, the Bank offers residential mortgages, equity lines of credit and other consumer loans. The Bank employs relationship managers focused on the development and origination of new loan and banking relationships across the markets it serves. Deposits are obtained primarily through retail deposit gathering efforts as well as through commercial account relationships. Deposit products offered include personal and business checking and savings accounts, time deposit accounts, individual retirement accounts ("IRAs") and money market accounts. The Bank also offers online banking, mobile banking, wire transfers, safe deposit boxes, cashier's checks, traveler's checks, bank-by-mail, remote deposit capture, night depository services and other customary banking services.

Competition and Market

The banking and financial services industry in California generally, and in the Company's service area specifically, is highly competitive. In our primary market areas, money center banks and large regional banks generally hold dominant market share positions. By virtue of their larger capital bases, these institutions have significantly larger lending limits than we do and generally have more expansive branch networks. Competition also includes other community-focused commercial banks. In addition, credit unions also present a significant competitive challenge for us. Credit unions currently enjoy an exemption from income taxes and as a result can offer higher deposit rates and lower loan rates than we can on a comparable basis. Credit unions are not currently subject to certain regulatory constraints, such as the Community Reinvestment Act, which, among other things, requires us to implement procedures to make and monitor loans throughout the communities we serve. Adhering to such regulatory requirements raises the costs associated with our lending activities, and reduces potential operating margins.

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

In order to compete with other financial institutions in our service area, we principally rely upon direct personal contact with our customers and potential customers by executive officers, directors and employees, local advertising programs, and specialized services. We emphasize to our customers the advantages of dealing with a locally owned and community oriented bank. We also seek to provide special services and programs for businesses and individuals in our primary service area who are employed in the agricultural, professional, municipal and business fields, such as loans for equipment, tools of trade or expansion of practices or businesses.

The economy in the Company's primary market area (San Luis Obispo, Santa Barbara and Ventura Counties) is based primarily on agriculture, hospitality, light industry, oil and retail trade. Additionally, the local economy in San Luis Obispo County and to a lesser degree Santa Barbara County is dependent on the level of employment generated by state and local government agencies. Services supporting these industries have also developed in the areas of medical, financial and educational services. The populations of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 276,000, 102,000, and 90,000 respectively, according to the most recent data provided by the U.S. Census Bureau.

The moderate climate allows a year round growing season in the local economy's agricultural sector. The Central Coast's leading agricultural industry is the production of wine grapes and the related production of premium quality wines. Vineyards in production have grown significantly over the past several years throughout the Company's service area. Additionally, fruit, nut, and vegetable farming, as well as cattle ranching, represent major parts of the agriculture industry in the Company's market area. Furthermore, access to numerous recreational activities and destinations including beaches, mountains, lakes, and wineries provide a relatively stable tourism industry from many areas including the Los Angeles/Orange County basin, the San Francisco Bay area and the San Joaquin Valley.

The general business climate in 2008 through 2011 proved to be challenging not only on the national level, but within the state of California and more specifically the Company's primary market area. As the real estate market and general economic conditions waned throughout those years, the ability of borrowers to satisfy their obligations to the financial sector languished. Although the Company's primary market area has historically witnessed a more stable level of economic activity, the weakened state of the real estate market in conjunction with a decline in economic activity in the Company's primary market negatively impacted the credit quality of our loan portfolio.

Beginning in 2012 and continuing through 2014, the business climate has shown steady signs of improvement including improving to stabilizing real estate prices and a decline in the unemployment rates. The labor market information published by the California Employment Development Department in December 2014 shows the unemployment rate within California to be approximately 7.0%, compared to over 12% at the peak of the recent economic crisis in 2010.

Management remains cautiously optimistic that there will be continued slow but steady improvement in economic conditions in 2015 in our primary markets. Additionally, several local economists have recently reported that the improvements in unemployment, the tourism industry, housing and household income are all indicators of stabilization in our primary markets. However, there have been growing concerns regarding both the global economy and our nation's economy due primarily to excessive government debt as well as public perceptions of unsound fiscal policies. There are also growing concerns that the prolonged drought, which has affected most of California, could have adverse impacts on the Central Coast of California's critical agriculture market, and therefore our loan portfolio, in the future should drought conditions not ease. Should either of these uncertainties materialize they could eventually affect our local economy, and ultimately negatively impact the financial condition of borrowers to whom the Company has extended credit. In turn, the Company may suffer higher credit losses as a result.

Employees

At December 31, 2014, the Company employed 294 full-time equivalent employees. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are positive.

Economic Conditions and Legislative and Regulatory Developments

The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. Interest rates are highly sensitive to many factors that are beyond the Company's control and cannot be predicted, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on the Company. A more detailed discussion of the Company's interest rate risks and the mitigation of those risks is included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in this Annual Report on Form 10-K.

The Company's business is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies. The Federal Reserve Board implements national monetary policies (with objectives such as maintaining price stability, stimulating growth and reducing unemployment) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

From time to time, federal and state legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In response to the economic downturn and financial industry instability, legislative and regulatory initiatives were introduced and are in varying stages of being implemented, which substantially intensify the regulation of the financial services industry.

Moreover, in light of the economic environment over the last five to seven years, bank regulatory agencies have responded to concerns and trends identified in examinations. In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance, and enhanced high risk customer due diligence; vendor management; cyber security; and fair lending, and other consumer compliance obligations.

Supervision and Regulation

General

The Company is a legal entity separate and distinct from the Bank. As a bank holding company, the Company is regulated under the Bank Holding Company Act ("BHC Act") and is subject to inspection, examination and supervision by the Federal Reserve Board. It is also subject to the California Financial Code, as well as limited oversight by the DBO and the FDIC.

The Bank, as a California-chartered bank, is subject to primary supervision, examination and regulation by the DBO and the FDIC. If, as a result of an examination of a bank, the FDIC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of its operations are unsatisfactory, or that it or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to: enjoin "unsafe or unsound" practices; require affirmative action to correct any conditions resulting from any violation or practice; issue an administrative order that can be judicially enforced; direct an increase in capital; restrict growth; assess civil monetary penalties; remove officers and directors; institute a receivership; and, ultimately terminate the bank's deposit insurance, which would result in a revocation of its charter. The DBO separately holds many of the same remedial powers.

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

On November 5, 2014, the Bank entered into a Stipulation to the Issuance of a Consent Order with the FDIC and the DBO, consenting to the issuance of a consent order ("the Consent Order") relating to identified deficiencies in the Bank's centralized Bank Secrecy Act and anti-money laundering compliance program, which is designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). Per the Consent Order, the Bank must review, update and implement an enhanced Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") risk assessment process based on the 2010 Federal Financial Institutions Examination Council BSA/AML Examination Manual. Some of the areas highlighted in the Consent Order include the requirements to: i) enhance customer due-diligence procedures; ii) improve the enhanced due diligence analysis for high-risk customers; iii) ensure the proper identification and reporting of suspicious activity; iv) address and correct the noted violations of law; v) ensure that there is sufficient and qualified staff; and vi) ensure that all staff are properly trained to carry out the BSA/AML programs. Certain activities, including expansionary activities, that otherwise require regulatory approval will likely be impeded while the Consent Order remains outstanding. Management and the Board have been working diligently to comply with the Consent Order and believe they have allocated sufficient resources to address the corrective actions required by the FDIC and DBO. Compliance and resolution of the Consent Order will ultimately be determined by the FDIC and DBO.

Bank Holding Company and Bank Regulation

Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies. Federal and State laws, regulations and restrictions, which may affect the cost of doing business, limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers, are intended primarily for the protection of depositors and the FDIC deposit insurance fund ("DIF"), and secondarily for the stability of the U.S. banking system. They are not intended for the benefit of shareholders of financial institutions. The following discussion of key statutes and regulations to which the Company and the Bank are subject is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion.

The wide range of requirements and restrictions contained in both Federal and State banking laws include:

  •
  Requirements that bank holding companies serve as a source of strength for their banking subsidiaries. In addition, the regulatory agencies have "prompt corrective action" authority to limit activities and order an assessment of a bank holding company if the capital of a bank subsidiary falls below capital levels required by the regulators.

  •
  Limitations on dividends payable to shareholders.  The Company's ability to pay dividends on both its common and preferred stock are subject to legal and regulatory restrictions. A substantial portion of the Company's funds to pay dividends or to pay principal and interest on our debt obligations must be derived from dividends paid by the Bank.

  •
  Limitations on dividends payable by bank subsidiaries.  These dividends are subject to various legal and regulatory restrictions. The federal banking agencies have indicated that paying dividends that deplete a depositary institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

  •
  Safety and soundness requirements.  Banks must be operated in a safe and sound manner and meet standards applicable to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, as well as other operational and management standards. These safety and soundness requirements give bank regulatory agencies significant latitude in exercising their supervisory authority and their authority to initiate informal or formal enforcement actions.

  •
  Requirements for approval of acquisitions and activities.  Prior approval or non-objection of the applicable federal regulatory agencies is required for most acquisitions and mergers and in order to engage in certain non-banking activities and activities that have been determined by the Federal Reserve Board to be financial in nature, incidental to financial activities, or complementary to a financial activity. Laws and regulations governing state-chartered banks contain similar provisions concerning acquisitions and activities.

  •
  The Community Reinvestment Act (the "CRA").  The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Company or the Bank fails to adequately serve their communities, penalties may be imposed, including denials of applications for branches, to add subsidiaries and affiliates, or to merge with or purchase other financial institutions. In its last reported examination by the FDIC in August 2014, the Bank received a CRA rating of "Satisfactory."

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

  •
  Provisions of the Gramm-Leach-Bliley Act of 1999 ("GLB Act") and other federal and state laws dealing with privacy for nonpublic personal information of customers.

TARP Participation and The Dodd-Frank Act

The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2014 as modest recovery returned to many institutions in the banking sector. Many institutions, including the Company have repaid and repurchased U.S. Treasury investments under the Troubled Asset Relief Program ("TARP"). The Company participated in the Capital Purchase Program and on March 20, 2009 issued and sold 21,000 shares of its Series A Preferred Stock to Treasury and issued a warrant for the purchase of 611,650 shares of common stock, in exchange for $21.0 million. On July 17, 2013, the Company repurchased all 21,000 outstanding shares of the Series A Preferred Stock that were held by the United States Department of the Treasury (the "Treasury"), plus accrued but unpaid dividends for an aggregate of $21.2 million. Further, on July 30, 2013, the Company reached an agreement with the Treasury to repurchase the related warrant to purchase 611,650 shares of the Company's common stock for $1.6 million. The decision to repurchase the Preferred Stock and the outstanding warrant was made to mitigate the dilutive effect these instruments had on the common shareholders.

Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance; the permanent increase in coverage to $250,000; and required disclosure and shareholder advisory votes on executive compensation. Implementation in 2014 of additional Dodd-Frank Act regulatory provisions included aspects of (i) the final new capital rules, and (ii) the so called "Volcker Rule" restrictions on certain proprietary trading and investment activities.

The compliance requirements under the final rules implementing the Volcker Rule vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rules. Independent testing and analysis of an institution's compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2014 that were subject to the final rules. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

The Dodd-Frank Act provided for the creation of the Consumer Finance Protection Bureau ("CFPB") as an independent entity within the Federal Reserve Board with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB's functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. Bank's with $10 billion or more in assets are subject to CFPB regulations and guidance and are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency.

In 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer's ability to repay and establish certain protections from liability under this requirement for "qualified mortgages" meeting certain standards. In particular, it will prevent banks from making "no doc" and "low doc" home loans, as the rules require that banks determine a consumer's ability to pay based in part on verified and documented information. Because we do not originate "no doc" or "low doc" loans, and because it is our intention to originate loans that meet the definitions for a "qualified mortgage" under final regulations adopted by the CFPB, we do not believe this regulation will have a significant impact on our operations

Certain of the regulations to implement the Dodd-Frank Act have not yet been published for comment or adopted in final form and/or will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the Bank, our customers or the financial industry more generally. Individually and collectively, these proposed regulations resulting from the Dodd-Frank Act may materially and adversely affect the Company's and the Bank's business, financial condition, and results of operations.

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. New capital rules, described below, became effective on January 1, 2015, but many elements are being phased in over multiple future years. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. The risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.

Under the risk-based capital guidelines in place prior to the effectiveness of the new capital rules, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To generally be deemed to be "well capitalized" for bank regulatory purposes a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. At December 31, 2014, the Company's and the Bank's total risk-based capital ratios were 14.38% and 13.88%; respectively; their Tier 1 risk-based capital ratios were 13.13% and 12.63%; respectively; and their leverage capital ratios were 10.22% and 9.83%, respectively, all of which ratios exceeded the minimum percentage requirements to generally be deemed to be "well-capitalized" for bank regulatory purposes. The federal banking agencies may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to generally be deemed to be "well-capitalized" for bank regulatory purposes.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. Significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements under the regulatory agencies' prompt corrective action authority.

New Capital Rules

The federal bank regulatory agencies adopted final regulations in July 2013, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement Basel III international agreements reached by the Basel Committee on Bank Supervision. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank.

The following are among the new requirements that were phased in beginning January 1, 2015:

  •
  An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets.

  •
  A new category and a required 4.50% of risk-weighted assets ratio is established for "common equity Tier 1" as a subset of Tier 1 capital limited to common equity.

  •
  A minimum non-risk-based leverage ratio is set at 4.00%, eliminating a 3.00% exception for higher rated banks.

  •
  Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities.

  •
  A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019, which if not satisfied will result in limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

  •
  The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures.

  •
  An additional "countercyclical capital buffer" is required for larger and more complex institutions.

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank's capital ratios, the agencies' regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank's activities, operational practices or the ability to pay dividends. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

The prompt corrective action standards were changed when the new capital rule ratios became effective on January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank is required to have met the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged). Both the Company and the Bank met these new capital standards when they became effective January 1, 2015.

Dividends

It is the Federal Reserve Board's policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. It is also the Federal Reserve Board's policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve Board also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Bank is a legal entity that is separate and distinct from its holding company. The Company is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management's assessment of future capital requirements, contractual restrictions, and other factors. When phased in, the new capital rules will restrict dividends by the Bank if the additional capital conservation buffer is not achieved.

The power of the board of directors of the Bank to declare a cash dividend to the Company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank's retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017.

Securities Laws and Corporate Governance

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the U.S. Securities and Exchange Commission (the "SEC"). As a company listed on the NASDAQ Capital Market, the Company is subject to NASDAQ listing standards for listed companies.

The Company is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit committees and their members, disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

Where You Can Find More Information

Under Section 13 of the Securities Exchange Act of 1934, as amended, periodic and current reports must be filed with or furnished to the SEC. The Company electronically files or furnishes such reports with the SEC and any amendments thereto, including the following: Form 10-K, Form 10-Q, Form 8-K and Form DEF 14A. The SEC maintains an Internet site, www.sec.gov, through which all forms filed and furnished electronically may be accessed. Additionally, all forms filed with or furnished to the SEC and additional shareholder information is available free of charge on the Company's website: www.heritageoaksbancorp.com. The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. The Company also posts its Committee Charters, Code of Ethics, Code of Conduct and Corporate Governance Guidelines on the Company website. None of the information on or hyperlinked from the Company's website is incorporated into this Annual Report on Form 10-K.

ITEM 1A.   Risk Factors

In the course of conducting its business operations, the Company is exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to its own business. The following discussion addresses the most significant risks that could affect the Company's business, financial condition, liquidity, results of operations, and capital position. The risks identified below are not intended to be a comprehensive list of all risks faced by the Company. Additional risks and uncertainties that the Company is not aware of or that the Company currently deems immaterial may also impair our business.

Renewed weakness in economic conditions could have a material and adverse effect on our business.

Our performance could be materially and adversely affected to the extent there is deterioration in business and economic conditions that have a direct or indirect adverse effect on us, our customers and our counterparties. These conditions could result in one of the following: (i) a decrease in the demand for loans and other products and services offered by us, (ii) a decrease in customer savings generally and a corresponding decrease in the demand for savings and investment products offered by us, and (iii) an increase in the number of customers and counterparties that become delinquent, file for protection under the bankruptcy laws and/or default on their loans and other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of non-performing assets, provisioning for credit losses, and valuation adjustments on loans held-for-sale.

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

The Company provides financing to agricultural businesses and other industries dependent on agriculture in the Central Coast. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices and changing climatic conditions. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. In addition, the State of California has been experiencing drought conditions since 2013. The lack of rain will have an adverse impact on our agricultural customers' operating costs, crop yields and crop quality, which could impact such customers' ability to repay their loans to us consistent with the terms of such loans. The longer the drought continues, the more significant this impact will become. As a result, the Company's results of operations, financial condition, cash-flows and stock price can be negatively influenced by the impact of the drought on the banking needs of our agricultural customers.

We have a concentration in commercial real estate loans.

We have a high concentration in commercial real estate ("CRE") loans. CRE loans are defined as construction, land development, other land loans, loans secured by multi-family (5 or more units) residential properties and loans secured by non-farm, non-residential properties. Following this definition, approximately 59.6% of our gross loans can be classified as CRE lending as of December 31, 2014. CRE loans generally involve a higher degree of credit risk than certain other types of lending due to, among other things, the generally large amounts loaned to individual borrowers. Losses incurred on loans to a small number of these borrowers could have a material and adverse impact on our operating results and financial condition. In addition, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be adversely affected by general economic conditions, which may result in non-performance by certain borrowers.

The Company and the Bank are operating under enhanced regulatory supervision that could materially and adversely affect our business.

On November 5, 2014, the FDIC and DBO issued the Consent Order to the Bank. The issuance of the Consent Order relates to deficiencies identified by the FDIC and DBO in the Bank's centralized Bank Secrecy Act and Anti-money Laundering ("BSA/AML") compliance program, which is designed to comply with the BSA/AML requirements. Per the Consent Order, the Bank must review, update and implement an enhanced BSA/AML risk assessment process based on the 2010 Federal Financial Institutions Examination Council BSA/AML Examination Manual. Some of the areas highlighted in the Consent Order include the requirements to: i) enhance customer due-diligence procedures; ii) improve the enhanced due diligence analysis for high-risk customers; iii) ensure the proper identification and reporting of suspicious activity; iv) address and correct the noted violations of law; v) ensure that there is sufficient and qualified staff; and vi) ensure that all staff are properly trained to carry out the BSA/AML programs. Certain activities, including expansionary activities, that otherwise require regulatory approval will likely be impeded while the Consent Order remains outstanding. Our failure to comply with the Consent Order and successfully implement an enhanced BSA/AML Compliance Program may result in additional regulatory action, including civil money penalties against the Bank and its officers and directors or enforcement of the Consent Order through court proceedings, which could have a material and adverse effect on our business, results of operations, financial condition, cash flows and stock price.

The Company also generally expects more intense scrutiny from bank supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive relief against banking organizations and institution-affiliated parties. These enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.

The cost and other effects of the full implementation of the Dodd-Frank Act remain unknown and may have a material and adverse effect on our business.

The full compliance burden and impact on our operations and profitability with respect to the Dodd-Frank Act remain uncertain, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Although many of the provisions of the Dodd-Frank Act have been implemented, federal rules and policies in this area and the effects of their implementation will be further developing for some time to come. Individually and collectively, the regulations resulting from the Dodd-Frank Act may significantly increase our regulation and compliance obligations, thereby exposing us to higher costs and noncompliance risk, which could materially and adversely affect the Company's and the Bank's business, financial condition, and results of operations.

Further significant changes in banking laws or regulations, the interpretation of those rules and regulations, and changes in federal monetary policy could materially affect our business.

In addition to the Dodd-Frank Act discussed above, the banking industry is subject to extensive federal and state regulation. The implementation of new laws or changes in existing laws, including changes in the interpretations of such laws and related rules and regulations by regulators, courts or others, could have a negative impact on our business. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Significant changes in these laws and regulations could materially and adversely affect our business. We cannot predict the substance or impact of any change in regulation, whether by regulators or as a result of legislation, or in the way such statutory or regulatory requirements are interpreted or enforced. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our business practices, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

Our business is also impacted by federal monetary policy, particularly as implemented through the Federal Reserve Board. Federal monetary policy significantly affects our credit conditions, primarily through open market operations in United States government securities, the discount rate for member bank borrowing, and bank reserve requirements. Changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board could have a material and adverse impact on our business and results of operations.

Implementation of new Basel III capital rules adopted by the federal bank regulatory agencies will require increased capital levels that we may not be able to satisfy and could impede our growth and profitability.

The new Basel III capital rules became effective January 1, 2015. The new rules increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and change the risk-weightings of certain assets. These changes will be phased in through 2019. As the rules are phased in they could have a material and adverse effect on our liquidity, capital resources and financial condition (See Item 1. Business – Supervision and Regulation, for a further discussion of Basel III).

Our business is subject to credit exposure and our allowance for loan losses may not be sufficient to cover actual loan losses.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the probability of such borrowers making payments, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans when considering the adequacy of the Company's allowance. If our assumptions are incorrect, our allowance for loan and lease losses may be insufficient to cover losses inherent in our loan portfolio, which may adversely impact our operating results. Our regulators, as an integral part of their regular examination process, periodically review our allowance for loan losses and may require us to increase it by recognizing additional provisions for loan losses or to decrease our allowance for loan losses by recognizing loan charge-offs. Any additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material and adverse effect on our financial condition and results of operations.

The Company's business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

A substantial portion of the Company's income is derived from the differential or "spread" between the interest earned on loans, securities and other interest earning assets, and the interest paid on deposits, borrowings and other interest bearing liabilities. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policy may not be successfully implemented and from time to time the Company's risk position may not be balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer term investments. Further, substantially higher interest rates could reduce loan demand and may result in slower loan growth than previously experienced. Any one of these occurrences would have a material and adverse effect on the Company's results of operation and financial condition. Conversely, lower interest rates could lead to lower net interest margin due to maturing loans being financed at a lower rate as well as increased refinancing activity to lock in lower rates.

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

Additionally, technology and other changes are allowing parties to complete financial transactions, which historically have involved banks, through alternative methods. For example, consumers can now maintain funds, which would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities, municipal securities and asset backed securities. The market value of investments in our portfolio has become increasingly volatile over the last few years, largely due to disruptions in the capital markets and fluctuations in long term interest rates. Due to increasing long term interest rates in 2014, we have seen a decline in the overall market value of our investment portfolio in 2014. The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities, or the mortgages underlying the securities, such as changes in interest rates, credit ratings downgrades, adverse changes in the business climate, and a lack of liquidity in the secondary market for certain investment securities. Furthermore, problems at the federal and state government levels may trickle down to municipalities and adversely impact our investment in municipal bonds.

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

Loss of customer deposits could increase the Company's funding costs.

The Company relies on bank deposits to be a low cost and stable source of funding. The Company competes with banks and other financial services companies for deposits. If the Company's competitors raise the rates they pay on deposits, the Company's funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Higher funding costs reduce the Company's net interest margin and net interest income. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. When customers move money out of bank deposits and into other investments, the Company may lose a relatively low cost source of funds, increasing the Company's funding costs and reducing the Company's net interest income.

Failure to successfully execute our strategic plan may adversely affect our performance.

Our financial performance and profitability depend on our ability to execute our corporate strategies. Each year, our board of directors approves our long-term strategic plan and annual operating budget. Our near-term business strategy includes pursuing organic growth within our geographic footprint within the markets we currently serve. Our failure to achieve organic loan and deposit growth in our current market area may adversely impact our near-term financial performance goals. Other factors that may adversely affect our ability to attain our long-term financial performance goals include an inability to control non-interest expense, including, but not limited to, rising employee compensation, regulatory compliance and healthcare costs, limitations imposed on us through regulatory actions, and our inability to increase net-interest income due to continued downward pressure on interest rates.

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

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls, or is uninsured or in excess of applicable insurance limits, it could have a material and adverse impact on our business, financial condition and results of operations.

The Company is subject to significant financial and reputational risks from potential legal liability and regulatory action.

We face significant legal risks in our business, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against other financial institutions remain high. Increased litigation costs, substantial legal liability or significant regulatory action against us could negatively impact our financial condition and results of operations or cause significant reputational harm to the Company, which in turn could adversely impact its business prospects.

Impairment of goodwill or intangible assets would result in a charge to earnings.

Goodwill and intangible assets are evaluated for impairment annually or when events or circumstances indicate that the carrying value of those assets may not be recoverable. We may be required to record a charge to earnings during the period in which any impairment of goodwill or intangibles is determined.

The Company's information systems may experience an interruption or security breach that may result in unexpected losses.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.

Our computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions.

Despite efforts to ensure the integrity of our systems, we will not be able to anticipate all security breaches of these types, nor will we be able to implement guaranteed preventive measures against such security breaches. Persistent attackers may succeed in penetrating defenses given enough resources, time and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications.

Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. The successful social engineer will attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients.

A successful penetration or circumvention of system security could cause us serious negative consequences, including significant disruption of operations, misappropriation of confidential information, or damage to our computers or systems or those of our customers and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on the Company.

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

The Company uses a third party software service provider to perform all of its transaction data processing. The Company also outsources other customer service applications, such as on-line banking, ACH and wire transfers, to third party vendors. If these service providers were to experience technical difficulties or incur any extended outages in services, it could have a material and adverse impact on the Company and its customers. Because such service providers service us and other banks, their systems could be affected by denial of service attacks directed at their other bank customers. In addition, third parties may seek to penetrate our vendors' IT systems, obtain information about us or our customers or access our customers' accounts, and exploit that information to wrongfully withdraw or transfer our customers' funds, which could have material and adverse impacts on our customers and the Company. Further, if the Company was required to switch service providers due to deterioration in service quality or other factors, there is no guarantee that it could obtain comparable services for a comparable price.

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

We may enter into new lines of business or offer new products and services which expose us to additional risk or which are not successful.

We may enter into new lines of business or offer new products or services as new opportunities arise or as our business strategy changes. New lines of business or new products or services may involve significant business, reputational or regulatory risk, including increased regulatory scrutiny. The success of these efforts depends on many factors, including the competitive landscape, market adoption and successful implementation. We may experience significant losses to the extent that we invest significant time and resources to a new line of business, product or service and it is not successful. There can be no assurance that we can successfully manage these risks and failure to do so could have a material adverse effect on our financial condition or results of operations.

Our controls and procedures could fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect our business, results of operations and financial condition.

Changes in accounting standards or tax legislation could have a negative impact on our business.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or elected representatives approve changes to tax laws that could affect our corporate taxes. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

We depend on cash dividends from the Bank to meet our cash obligations.

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities and any cash dividends to our preferred and common shareholders. Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. If the Bank is unable to generate the profits necessary to service the interest payments, or we are unable to obtain regulatory approval to make dividends from the Bank to the Company, our business, operating results and financial condition may be materially and adversely affected.

Our outstanding preferred stock impacts net income available to our common shareholders.

Our Series C Preferred Stock may be dilutive to common shareholders to the extent the Company is profitable and shareholders should consider the dilutive nature of these securities in their calculation of earnings per common share. Also, the Company's preferred stock will receive preferential treatment in the event of the Company's liquidation, dissolution or winding-down, which could have a material and adverse effect on common shareholders in the event of such liquidation.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. Any such losses could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.   Properties

The Company's headquarters are located at 1222 Vine Street in Paso Robles, California. As of December 31, 2014, the Bank operates 12 branches within the Counties of San Luis Obispo and Santa Barbara. The Bank currently owns its headquarters and eight of its branches and leases the remaining branches and administrative facilities from various parties. The Bank also leases one location in Ventura County where it operates a loan production office. As of December 31, 2014, the Bank owns one vacant branch facility, which was acquired through the Mission Community acquisition, and is currently held for sale. The Company believes its facilities are adequate for its present needs. The Company believes that the insurance coverage on all properties is adequate for its present needs. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3.   Legal Proceedings

The Bank is party to the following litigation:

Corona Fruits & Veggies, Inc., et al v. Heritage Oaks Bank, et al, Santa Barbara County Sup. Ct. case no. 1390870, filed 2/8/2012. Corona Fruits & Veggies, Inc. and related entities are seeking in excess of $2,000,000 in damages for a variety of claims including breach of contract, misrepresentation, interference with contractual relations and promissory estoppel. The alleged factual basis underlying the claims is that the Bank promised to extend agricultural and equipment financing to the plaintiffs and ultimately failed to do so, causing the plaintiffs' damages. The Bank denied that it acted improperly in any respect toward plaintiffs or that it breached a loan commitment to the plaintiffs. Trial commenced on July 24, 2014 and a statement of decision was entered into by the court on November 26, 2014. The court found against the plaintiffs and in favor of the Bank on its cross-complaint for indemnity. Judgment in favor of the Bank was entered in this case on January 20, 2015. The Bank does not expect the litigation to have a material impact on the Bank.

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

Sandra Keller, et al vs. Heritage Oaks Bank, et al, Superior Court of San Luis Obispo County, case no CV-138124, filed 5/29/13. This is the identical complaint that was dismissed by the federal court. The Bank was served with process in September 2013 and has demurred. The plaintiffs filed a second amended complaint on June 30, 2014. The second amended complaint alleged that the bank negligently allowed, caused or conspired with certain other defendants to remove Mary Mastagni from control of a deposit account, that the Bank entered into a "side agreement" with certain defendants to take control of the proceeds from the proceeds received on the sale of certain pieces of real estate after foreclosure on loans made by the Bank, and generally that the Bank conspired with other defendants to commit elder abuse. At a hearing on the bank's demurrer on October 16, 2014, the following causes of action were dismissed: Breach of Trust, Constructive Fraud, Breach of Fiduciary Duty, violation of the Consumer Legal Remedies Act, Theft Under False Pretenses. The following causes of action remain: Financial Elder Abuse, Fraud, Unfair Competition, Negligence, Conversion, and Equitable Accounting. A case management hearing was held on January 26, 2015 with trial set for October 5, 2015. Discovery is ongoing. The Bank is vigorously defending the matter and does not expect the litigation to have a material impact on the Bank.

Grego v. Patel, Mission Asset Management, Inc., et al, Superior Court of San Luis Obispo County, case no. CV128369. This case was filed in 2013 against Mission Asset Management, Inc., ("MAM") formerly a subsidiary of Mission Community Bancorp which was acquired by the Bank on February 28, 2014. MAM successfully demurred to all causes of action but one; the remaining cause of action is for conversion of personal property which allegedly occurred subsequent to the foreclosure of a commercial loan secured by a hotel property. This cause of action was consolidated with two other cases involving unrelated defendants. In one of the consolidated cases, on January 23, 2015, the court ruled that Plaintiff had no current standing to bring the cause of action against any of the state court defendants. The court stayed all local proceedings for 120 days pending the Chapter 7 Bankruptcy Trustee's decision to appear in this case or abandon it. The Bank is vigorously defending the matter and does not expect the litigation to have a material impact on the Bank.

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

ITEM 4.   Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock trades on the NASDAQ Capital Market under the symbol "HEOP." As of February 24, 2015, there were approximately 2,505 holders of record of the Company's common stock. The following table summarizes those trades of the Company's Common Stock on NASDAQ, setting forth the high and low sales prices for each quarterly period ended since January 1, 2013:

	Stock Price
	High	Low

Quarters Ended
December 31, 2014	$8.51	$6.95
September 30, 2014	$7.94	$6.70
June 30, 2014	$8.35	$6.83
March 31, 2014	$8.48	$7.27
December 31, 2013	$8.10	$5.95
September 30, 2013	$7.00	$6.00
June 30, 2013	$6.34	$5.35
March 31, 2013	$5.90	$5.43

Dividends

The Company's Board of Directors has responsibility for the oversight and approval of the declaration of dividends. The timing and amount of any future dividends will depend on the Company's near and long term earnings capacity, current and future capital position, investment opportunities, statutory and regulatory limitations, general economic conditions and other factors deemed relevant by the Company's Board of Directors. No assurances can be given that any dividends will be paid in the future or, if payment is made, no assurances can be given about the size of any such dividends or whether dividends will continue to be paid.

Dividends the Company declares are subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1 and 1/4 times its liabilities, and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1 and 1/4 times its current liabilities. Additionally, the Federal Reserve Board has authority to limit the payment of dividends by bank holding companies, such as the Company, in certain circumstances, requiring, among other things, a holding company to consult with the Federal Reserve Board prior to payment of a dividend if the Company does not have sufficient recent earnings in excess of the proposed dividend.

The principal source of funds from which the Company may pay dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank is subject first to corporate restrictions on its ability to pay dividends. Further, the Bank may not pay a dividend if it would be undercapitalized after the dividend payment is made. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank's retained earnings; or (b) bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DBO, make a distribution to its shareholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the DBO determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DBO may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law.

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

The Company paid cash dividends of $0.03 per share and $0.05 per share in the third and fourth quarters of 2014, respectively. Cash dividends were paid to holders of the Company's common stock and Series C Preferred Stock. Holders of the Company's Series C Preferred Stock are entitled to per share dividend equivalents to any dividends declared on the Company's common stock. The Company did not pay any dividends on its common stock in 2013.

On October 29, 2014, the Company entered into an Exchange Agreement with the holder of its Series C Preferred Stock. Pursuant to the terms of the Exchange Agreement the holder of Series C Preferred Stock would exchange 1,189,538 shares of the Series C Preferred Stock for shares of the Company's common stock on a one-for-one exchange ratio basis. On December 22, 2014, the Company and the holder of its Series C Preferred stock entered into a First Amendment to Exchange Agreement to allow for an initial exchange of Preferred Stock whereby 840,841 shares of Series C Preferred Stock would be exchanged for 840,841 shares of the Company's common stock. The initial closing took place on December 24, 2014. The Exchange Agreement was also amended to allow for a subsequent closing for the exchange of the remaining 348,697 shares of Series C Preferred Stock for shares of the Company's common stock on a mutually agreed upon date before March 31, 2015.

Repurchase of Common Stock

In the fourth quarter of 2014, the Company announced an agreement to repurchase up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1, and Rule 10b-18. Repurchase program activity will expire on June 30, 2015, or earlier upon the completion of the repurchase of $5.0 million of the Company's common stock, as well as under certain other circumstances set forth in the repurchase plan agreement. The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time. All shares as part of the repurchase program will be cancelled and therefore no longer available for reissuance.

The table below provides a summary of repurchases of common stock during the fourth quarter of 2014:

	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plan

Period
10/01/2014 – 10/31/2014	–	$ –	–	$ –
11/01/2014 – 11/30/2014	28,826	$ 7.47	28,826	$ 4,784,662
12/01/2014 – 12/31/2014	22,906	$ 7.46	22,906	$ 4,613,775

Total	51,732	$ 7.47	51,732

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at December 31, 2014, with respect to shares of Company common stock that may be issued under the Company's existing equity compensation plans:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance

Plan Category
Equity compensation plans approved by security holders	742,557 (1)	$6.83	2,003,176
Equity compensation plans not approved by security holders	N/A	N/A	N/A
(1)
Under the 2005 Equity Based Compensation Plan, the Company is authorized to issue restricted stock awards. Restricted stock awards are not included in the table above. At December 31, 2014, there were 204,121 shares of restricted stock issued and outstanding. See also Note 12. Share-based Compensation Plans of the Consolidated Financial Statements, filed on this Form 10-K, for additional information on the Company's equity compensation plans.

Stock Performance

The following chart compares the cumulative total shareholder return on the Company's common stock over the last five years with the cumulative total return of the Nasdaq Composite Index, the SNL Western Bank Index and two Company-selected groups of peer institutions (assuming the investment of $100 in each index on December 31, 2009 and reinvestment of all dividends). The Heritage Peer Group 1 consists of all publicly traded banks & thrifts in the United States with assets of between $750 million and $4 billion in assets as of 12/31/2014. The Heritage Peer Group 2 consists of all publicly traded banks & thrifts in California with assets of between $750 million and $4 billion at December 31, 2014.

The Company believes Heritage Peer Group 1 and Heritage Peer Group 2 better reflect the Company's asset size. Furthermore, the Company is evaluating the above indices in light of the MISN Transaction and intends, in the future, to utilize a targeted peer group that better reflects its business operations and aligns with its performance goals in its executive compensation practices. The Company does not expect to utilize the SNL Western Bank index in the future.

	For the Period Ended
	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14

Index
Heritage Oaks Bancorp	100.00	65.80	70.80	116.00	150.00	169.63
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Western Bank	100.00	113.31	102.37	129.18	181.76	218.14
Heritage Peer Group 1	100.00	111.76	104.44	124.39	159.28	174.85
Heritage Peer Group 2	100.00	113.27	111.18	149.74	190.64	211.88

Item 6.   Selected Financial Data

The following table compares selected financial data for the past five years. Explanations for the year-to-year changes may be found in Management's Discussion & Analysis in Item 7. and in the Company's Consolidated Financial Statements and the accompanying notes that are presented in Item 8. of this Form 10-K. The following data has been derived from the Consolidated Financial Statements of the Company and should be read in conjunction with those statements and the notes thereto, which are included in this report.

	At or For The Years Ended December 31,
	2014	2013	2012	2011	2010

	(dollars in thousands, except per share data)
Consolidated Income Data:
Interest income	$64,088	$45,393	$46,321	$48,227	$50,794
Interest expense	5,157	3,867	3,818	5,023	8,047

Net interest income	58,931	41,526	42,503	43,204	42,747
Provision for loan losses	–	–	7,681	6,063	31,531

Net interest income after provision for loan and lease losses	58,931	41,526	34,822	37,141	11,216
Non-interest income	9,575	12,875	12,548	9,730	10,747
Non-interest expense	54,792	36,563	36,131	37,318	41,283

Income (loss) before income tax expense (benefit)	13,714	17,838	11,239	9,553	(19,320)
Income tax expense (benefit)	4,749	6,997	(1,798)	1,828	(1,760)

Net income (loss)	8,965	10,841	13,037	7,725	(17,560)
Dividends and accretion on preferred stock	168	898	1,470	1,358	5,008

Net income (loss) available to common shareholders	$8,797	$9,943	$11,567	$6,367	$(22,568)

Share Data:
Earnings (loss) per common share – basic	$0.27	$0.38	$0.44	$0.24	$(1.30)
Earnings (loss) per common share – diluted	$0.27	$0.37	$0.44	$0.24	$(1.30)
Dividends declared per common share	$0.08	$–	$–	$–	$–
Divdend payout ratio	30.59%	0.00%	0.00%	0.00%	0.00%
Common book value per share	$5.81	$4.84	$4.78	$4.17	$3.85
Tangible common book value per share	$4.92	$4.34	$4.27	$3.67	$3.33
Actual shares outstanding at end of period	33,905,060	25,397,780	25,307,110	25,145,717	25,082,344
Weighted average shares outstanding – basic	32,567,137	26,341,592	26,271,000	26,238,015	17,312,306
Weighted average shares outstanding – diluted	32,712,983	26,542,689	26,401,870	26,254,745	17,312,306
Selected Consolidated Balance Sheet Data:
Total cash and cash equivalents	$35,580	$26,238	$34,116	$34,892	$22,951
Total investments and other securities	$355,580	$276,795	$287,682	$236,982	$223,857
Total gross loans held for investment	$1,193,483	$827,484	$689,608	$646,286	$677,303
Allowance for loan and lease losses	$(16,802)	$(17,859)	$(18,118)	$(19,314)	$(24,940)
Total assets	$1,710,127	$1,203,651	$1,097,532	$987,138	$982,612
Total deposits	$1,394,804	$973,895	$870,870	$786,208	$798,206
Federal Home Loan Bank borrowings	$95,558	$88,500	$66,500	$51,500	$45,000
Junior subordinated debt	$13,233	$8,248	$8,248	$8,248	$8,248
Total shareholders' equity	$197,940	$126,427	$145,529	$129,554	$121,256
Average assets	$1,609,705	$1,119,334	$1,024,961	$976,988	$995,223
Average earning assets	$1,483,393	$1,031,578	$953,815	$916,356	$935,991
Average shareholders' equity	$182,186	$137,807	$137,392	$124,824	$121,865
Selected Financial Ratios:
Return (loss) on average assets	0.56%	0.97%	1.27%	0.79%	–1.76%
Return (loss) on average equity	4.92%	7.87%	9.49%	6.19%	–14.41%
Return (loss) on average tangible common equity	5.84%	9.04%	11.55%	7.29%	–30.86%
Net interest margin (1)	3.97%	4.03%	4.46%	4.71%	4.57%
Efficiency ratio (2)	78.92%	71.29%	67.88%	67.98%	69.08%
Non-interest expense to average assets	3.40%	3.27%	3.53%	3.82%	4.15%
Capital Ratios:
Average equity to average assets	11.32%	12.31%	13.40%	12.78%	12.24%
Leverage Ratio	10.22%	10.20%	12.32%	12.06%	10.83%
Tier 1 Risk-Based Capital ratio	13.13%	12.91%	15.55%	14.81%	13.94%
Total Risk-Based Capital ratio	14.38%	14.17%	16.81%	16.07%	15.21%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (3)	0.88%	1.22%	2.51%	1.91%	4.85%
Non-performing assets to total assets (4)	0.62%	0.84%	1.58%	1.35%	4.02%
Allowance for loan and lease losses to total gross loans	1.41%	2.16%	2.63%	2.99%	3.68%
Net charge-offs (recoveries) to average loans	–0.01%	0.03%	1.32%	1.75%	2.96%
(1)
Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)
The efficiency ratio is defined as total non-interest expense as a percentage of the combined: net interest income, non-interest income, excluding gains and losses on the sale of securities, gains and losses on the sale of other real estate owned ("OREO") and other OREO related costs, gains and losses on the sale of fixed assets, and amortization of intangible assets.

(3)
Non-performing loans are defined as loans that are past due 90 days or more, as well as loans placed on non-accrual status.

(4)
Non-performing assets are defined as all non-performing loans, and OREO assets.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Heritage Oaks Bancorp's Consolidated Financial Statements and notes filed on this Form 10-K, herein referred to as "the Consolidated Financial Statements" included and incorporated by reference herein. "Bancorp" will be used in this discussion when referring only to the holding company as distinct from the consolidated company. "Bank" will be used when referring to Heritage Oaks Bank. The Bank together with the Bancorp are hereinafter collectively referred to as the "Company," "we" or "our."

Executive Overview

This overview of management's discussion and analysis highlights select information in the financial results of the Company and may not contain all of the information that is important to you. For a more complete understanding of financial condition, results of operations, trends, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document. Each of these items could have an impact on the Company's consolidated financial results.

Heritage Oaks Bancorp is a California corporation organized in 1994 to act as a holding company for Heritage Oaks Bank, which was founded in 1983, and serves San Luis Obispo, Santa Barbara and Ventura counties. As of December 31, 2014, the Bank operated two branch offices each in Paso Robles, and San Luis Obispo; single branch offices in Atascadero, Templeton, Cambria, Morro Bay, Arroyo Grande, Santa Maria, Goleta and Santa Barbara; as well as a single loan production office in Ventura/Oxnard.

The principal business of the Bank consists of attracting deposits and investing these funds primarily in commercial real estate ("CRE") and commercial business loans, loans secured by first mortgages on one-to-four single family residences, operating and real estate procurement loans for agricultural businesses, multi-family residential property loans and a variety of consumer loans. The Bank also originates one-to-four family residential mortgages for sale in the secondary market. During the first quarter of 2014, the Bank received approval to sell home loans directly to Fannie Mae. The Bank also provides SBA loans, as a member of the SBA's Preferred Lender Program. The Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificates of deposit and checking accounts. The Bank solicits deposits primarily in its market area, and accepts brokered deposits.

Other than holding the shares of the Bank, Bancorp conducts no significant activities. As a bank holding company, Bancorp generally is prohibited from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or regulation or order of the Federal Reserve Board, have been identified as activities closely related to the business of banking or managing or controlling banks. In October 2006, Bancorp formed Heritage Oaks Capital Trust II ("Trust II"). Trust II is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of Bancorp, the sole purpose of which is to issue trust preferred securities. In conjunction with our acquisition of Mission Community Bank (discussed below), Bancorp assumed two additional trusts: Mission Community Capital Trust I ("Trust III"), and Santa Lucia Bancorp (CA) Capital Trust ("Trust IV"), both of which are statutory business trusts formed under the laws of the State of Delaware, the sole purpose of which is to issue trust preferred securities.

On February 28, 2014, the Company completed the acquisition of Mission Community Bancorp and its subsidiary Mission Community Bank (collectively "MISN", or the "MISN Transaction"). The total value of the transaction was $69.0 million, which was comprised of cash of $8.7 million and 7,541,326 shares of Bancorp's common stock valued at $60.3 million, based on the $7.99 closing price of Bancorp's stock on February 28, 2014. The operating results of MISN beginning on March 1, 2014 are included in the Company's results for the year ended December 31, 2014 and are presented in Note 2. Business Combination, of the Consolidated

Financial Statements filed on this Form 10-K. The impact of the MISN Transaction to the Company's total loans and deposits was a 34% increase in total loans and 38% increase in total deposits as of February 28, 2014.

Strategic Initiatives

  •
  Deliver superior customer service   by providing local decision making authority in the markets we serve so that customers are given a quick response to their financial needs, and by offering the latest banking technology through various access points, which allow our customers the ability to perform their banking transactions in whatever manner they desire. We provide customer service through our retail banking locations, over the phone, via the internet through our online banking platform, and through our mobile device application. We believe the combination of high touch service in our retail locations and user-friendly electronic banking services enhances our customer experience.

  •
  Continue as a public company   with a common stock that is listed and traded on a national exchange. In addition to providing access to growth capital, we believe a "public currency" provides flexibility in structuring acquisitions and will allow us to attract and retain qualified management through equity-based compensation.

  •
  Expand our commercial and agribusiness loan portfolios  to diversify both our customer base and maturities of the loan portfolio and to benefit from the low cost deposits associated with individual accounts and the professional, general business accounts connected to our commercial and agribusiness customers. The Bank successfully recruited and installed an agribusiness team in 2012 which contributed to a significant increase in the Bank's agribusiness lending presence in the Central Coast region of California.

  •
  Enhance the residential lending product mix and loan sale alternatives  with Fannie Mae approval by originating qualified loans that are subsequently sold directly to Fannie Mae.

  •
  Invest in infrastructure  in order to have the ability to scale efficiently and effectively, in line with our long-term goal of creating a community banking franchise of $3.0 billion to $5.0 billion in total assets. During the month of July, 2014 the Company successfully integrated the operating platform of Mission Community Bank into our existing banking platform. As of December 31, 2014, merger, restructuring, and integration activities related to the MISN Transaction and branch restructuring initiatives were substantially complete. Therefore, the financial impacts of these activities, such as the expenses incurred and liabilities accrued, were materially concluded and presented in the financial statements as of, and for the period ending, December 31, 2014.

Financial Highlights

The Company generated net income available to common shareholders of $8.8 million, or $0.27 per diluted common share, for the year ended December 31, 2014, as compared to net income available to common shareholders of $9.9 million, or $0.37 per diluted common share, for the year ended December 31, 2013 and $11.6 million, or $0.44 per diluted common share, for the year ended December 31, 2012.

Significant factors impacting the Company's net income for the year ending December 31, 2014 are discussed below:

  •
  Net Interest Income:  We have continued to experience declining yields on our loan portfolio due to the historically low interest rate environment and increasing competition in our lending market; however, the impact of accretion from loans acquired through the MISN Transaction has significantly offset the impact of declining loan yields on our net interest income when compared to the year ending December 31, 2013. Net interest income increased for the year ended December 31, 2014, as compared to the same prior year period, due primarily to the increased interest income generated from MISN's loan and securities portfolios.

    Net interest income was $58.9 million, and the net interest margin was 3.97% for the year ended December 31, 2014 compared with $41.5 million, and 4.03%, for the same prior year period. Our net interest margin declined by 6 basis points for the year 2014 as compared to 2013, which is primarily attributable to a decline in loan yields for the year ended December 31, 2014 and a lower proportion of average securities to earning assets as compared to the level reported in 2013. These negative factors were partially mitigated by both the MISN acquired loans' discount accretion and a decline in funding costs.

  •
  Non-Interest Expense:   Non-interest expense increased by $18.2 million to $54.8 million for the year ended December 31, 2014, from $36.6 million for the prior year. The increase in non-interest expense for the year 2014, as compared to the same prior year period, was largely attributable to the addition of MISN's operating expenses and merger, restructure and integration related costs. We experienced year-over-year increases in the following expense categories with the primary driver attributable to the addition of MISN's operations and related purchase accounting adjustments:

  •
  an increase of salaries and benefits of $4.5 million,

  •
  an increase of occupancy and equipment expense of $1.7 million, and

  •
  an increase of amortization of intangible expense of $0.7 million.

    MISN Transaction related merger, restructure, and integration costs of $9.2 million for the year ended December 31, 2014, also contributed $8.1 million to the year-over-year increase in non-interest expense. Professional services expense increased by $2.0 million for the year 2014 as compared to the same prior year period. Other expenses also contributed $0.9 million to the year-over-year increase in non-interest expense. These expense increases were all partially offset by a $0.4 million decline in the provision for mortgage loan repurchases. As of December 31, 2014 we believe that the merger, integration and restructuring costs related to the MISN Transaction are substantially complete.

  •
  Provision for Loan and Lease Losses:  No provision for loan and lease losses was recorded for the years ended December 31, 2014 or 2013. Although we recorded net charge-offs of $1.1 million for the year ended December 31 2014, no additional provision was required to cover such charge-offs due to the positive trends in the credit quality of the loan portfolio, and level of non-performing and delinquent loans. As of December 31, 2014, MISN legacy loans have a $1.0 million allowance for loan and lease losses ("ALLL") allocated to them, which represents 0.41% of such loans. In addition to the ALLL allocated to acquired MISN loans, the remaining un-accreted purchase discounts on these loans is also available to absorb future losses. These discounts represent 3.07% of the remaining MISN loans at December 31, 2014.

  •
  Non-interest Income:  Non-interest income declined by $3.3 million to $9.6 million for the year ended December 31, 2014 from $12.9 million for the prior year. The year-to-year decline in non-interest income is primarily attributable to a $3.3 million decrease in the gain on sale of investment securities due to a large gain recorded in the first quarter of 2013, which was attributable to the rebalancing effort we employed at that time to shorten the duration of the securities portfolio. Other offsetting increases and decreases within non-interest income include a decline in mortgage banking revenue of $1.3 million, and offsetting increases of $0.8 million of fees and service charges, and $0.5 million of other income.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the Company's financial condition and results of operations. Accounting policies management considers to be significant, including newly issued standards to be adopted in future periods, are disclosed in Note 1. Summary of Significant Accounting Policies, of the Consolidated Financial Statements filed on this Form 10-K. The following discussions should be read in conjunction with the Consolidated Financial Statements of this Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially and adversely from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of purchase accounting adjustments to the fair value of assets purchased and liabilities assumed through strategic acquisitions, the ALLL, the valuation of real estate acquired through foreclosure, the carrying value of the Company's net deferred tax assets, and estimates used in the determination of the fair value of certain financial instruments, and the determination of accruals for restructuring activities.

Fair Value of Assets Purchased and Liabilities Assumed through Strategic Acquisitions

When the Company acquires the assets and assumes the liabilities of other financial institutions, U.S. GAAP requires an assessment of the fair value of those individual assets and liabilities. This fair value may differ from the cost basis recorded on the acquired institution's financial statements. Management performs an initial assessment to determine which assets and liabilities must be designated for fair value analysis. Management typically engages experts in the field of valuation to perform the valuation of significant assets and liabilities and, after assessing the resulting fair value computation, will utilize such value in computing the initial purchase accounting adjustments for the acquired assets. It is possible that these values could be viewed differently through either alternative valuation approaches or if performed by different experts. Management is responsible for determining that the values determined by experts are reasonable. As of December 31, 2014, adjustments to the fair value of assets acquired and liabilities assumed in the MISN Transaction were complete. See also Note 2. Business Combination, and Note 8. Goodwill and Other Intangible Assets, of the Consolidated Financial Statements filed on this Form 10-K.

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

The general portfolio component of the ALLL is determined by pooling loans by collateral type and purpose. These loans are then further segmented by an internal loan grading system that classifies the credit quality of loans as: pass, special mention, substandard and doubtful. Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation. Estimated loss rates are determined through an analysis of historical loss rates for each segment of the loan portfolio, based on the Company's prior experience with such loans. In addition, qualitatively determined adjustments are made to the historical loss history to give effect to certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.

Loans and leases acquired through purchase or through a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Should the Company's allowance for loan and lease losses methodology indicate that the credit discount associated with acquired, non-purchased credit impaired loans, is no longer sufficient to cover probable losses inherent in those loans, the Company will establish an allowance for those loans through a charge to provision for loan and lease losses. Acquired loans are evaluated upon acquisition for evidence of deterioration in credit quality since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. Such loans are classified as purchased credit impaired loans ("PCI loans"), while all other acquired loans are classified as non-PCI loans.

The Company has elected to account for PCI loans on an individual loan level. The Company estimates the amount and timing of expected cash flows for each loan. The expected cash flow in excess of the loan's carrying value, which is fair value on the date of acquisition, is referred to as the accretable yield, and is recorded as interest income over the remaining expected life of the loan. The excess of the loan's contractual principal and interest over expected cash flows is referred to as the non-accretable difference, and is not recorded in the Company's Consolidated Financial Statements.

Quarterly, management performs an evaluation of expected future cash flows for PCI loans. If current expectations of future cash flows are less than management's previous expectations, other than due to decreases in interest rates and prepayment assumptions, an allowance for loan and leases losses is recorded with a charge to current period earnings through provision for loan and lease losses. If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company would first reduce any previously established allowance for loan and lease losses, and then record an adjustment to interest income through a prospective increase in the accretable yield.

Because of all the variables that go into the determination of both the specific and general allocation components of the ALLL, as well as the valuation of foreclosed real estate, it is reasonably possible that the ALLL and foreclosed real estate values may change in future periods and those changes could be material and have an adverse effect on our financial condition and results of operations. See also Note 5. Loans and Allowance for Loan and Lease Losses, of the Consolidated Financial Statements filed on this Form 10-K.

Realizability of Deferred Tax Assets

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse. If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized, a valuation allowance must be established. See also Note 7. Income Taxes, of the Consolidated Financial Statements filed on this Form 10-K.

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of observable pricing. Financial instruments with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments. Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the financial instrument, including but not limited to credit and duration profiles. See also Note 3. Fair Value of Assets and Liabilities, of the Consolidated Financial Statements filed on this Form 10-K.

Accrual for Restructuring Activities

From time to time the Company plans organizational restructuring activities to optimize the efficiency of its operations. U.S. GAAP allows the Company to accrue for certain future restructuring expenses, such as employee termination, retention and relocation costs, contract cancellation costs and fixed asset disposal costs, as long as the Company has adopted a board approved plan for restructuring activities and notified the affected personnel, landlords and vendors within a prescribed timeframe. See Note 16. Restructuring Activities, of the Consolidated Financial Statements filed on this Form 10-K.

Results of Operations

Net Interest Income and Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans, investments and other interest earning assets, and the interest paid on deposits and borrowings. The net interest margin ("NIM") is the amount of net interest income expressed as a percentage of average earning assets. Factors considered in the analysis of net interest income are the composition and volume of interest-earning assets and interest-bearing liabilities, the amount of non-interest-bearing liabilities, non-accruing loans, and changes in market interest rates.

The table below sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2014, 2013 and 2012.

	For The Year Ended, December 31, 2014			For The Year Ended, December 31, 2013			For The Year Ended, December 31, 2012
	Balance	Yield/ Rate	Income/ Expense	Balance	Yield/ Rate	Income/ Expense	Balance	Yield/ Rate	Income/ Expense

	(dollars in thousands)
Interest Earning Assets
Interest earning deposits in other banks	$52,039	0.17%	$89	$15,466	0.21%	$33	$15,193	0.17%	$26
Investment securities	350,069	2.07%	7,238	262,504	2.09%	5,476	259,174	2.66%	6,896
Other investments	9,152	6.73%	616	6,590	4.16%	274	6,519	1.86%	121
Loans (1) (2)	1,072,133	5.24%	56,145	747,018	5.30%	39,610	672,929	5.84%	39,278

Total interest earning assets	1,483,393	4.32%	64,088	1,031,578	4.40%	45,393	953,815	4.86%	46,321
Allowance for loan and lease losses	(17,375)			(17,937)			(19,169)
Other assets	143,687			105,693			90,315

Total assets	$1,609,705			$1,119,334			$1,024,961

Interest Bearing Liabilities
Interest bearing demand	$103,781	0.11%	$114	$78,055	0.10%	$81	$67,986	0.11%	$77
Savings	93,593	0.10%	91	40,548	0.10%	40	35,769	0.10%	36
Money market	418,532	0.30%	1,247	302,998	0.33%	1,000	289,079	0.36%	1,034
Time deposits	278,292	0.76%	2,115	200,249	0.87%	1,739	183,803	1.00%	1,841

Total interest bearing deposits	894,198	0.40%	3,567	621,850	0.46%	2,860	576,637	0.52%	2,988
Federal funds purchased	8	0.76%	–	–	0.00%	–	–	0.00%	–
Federal Home Loan Bank borrowing	76,499	1.43%	1,091	59,063	1.42%	840	50,153	1.27%	638
Junior subordinated debentures	12,348	4.04%	499	8,248	2.02%	167	8,248	2.33%	192

Total borrowed funds	88,855	1.79%	1,590	67,311	1.50%	1,007	58,401	1.42%	830
Total interest bearing liabilities	983,053	0.52%	5,157	689,161	0.56%	3,867	635,038	0.60%	3,818
Non interest bearing demand	434,012			282,060			243,304

Total funding	1,417,065	0.36%	5,157	971,221	0.40%	3,867	878,342	0.43%	3,818
Other liabilities	10,454			10,306			9,227

Total liabilities	1,427,519			981,527			887,569

Shareholders' Equity
Total shareholders' equity	182,186			137,807			137,392

Total liabilities and shareholders' equity	$1,609,705			$1,119,334			$1,024,961

Net interest margin (3)		3.97%	$58,931		4.03%	$41,526		4.46%	$42,503
Interest rate spread		3.80%			3.84%			4.26%
Cost of deposits		0.27%			0.32%			0.36%
(1)
Non-accruing loans have been included in total loans.

(2)
Loan fees have been included in interest income.

(3)
Net interest margin represents net interest income as a percentage of average interest-earning assets.

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for each of the years ended December 31, 2014 and 2013 and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For The Year Ended, December 31, 2014				For The Year Ended, December 31, 2013
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(dollars in thousands)
Interest income
Interest bearing deposits in other banks	$78	$(6)	$(16)	$56	$–	$6	$1	$7
Investment securities	1,827	(53)	(12)	1,762	89	(1,477)	(32)	(1,420)
Other investments	107	169	66	342	1	150	2	153
Loans	17,239	(523)	(181)	16,535	4,324	(3,567)	(425)	332

Net increase (decrease)	19,251	(413)	(143)	18,695	4,414	(4,888)	(454)	(928)
Interest expense
Interest bearing demand	27	8	(2)	33	11	(7)	–	4
Savings	52	–	(1)	51	5	–	(1)	4
Money market	381	(91)	(43)	247	50	(87)	3	(34)
Time deposits	678	(220)	(82)	376	165	(239)	(28)	(102)
Federal Home Loan Bank borrowing	248	–	3	251	113	75	14	202
Long term borrowings	83	167	82	332	–	(25)	—	(25)

Net increase (decrease)	1,469	(136)	(43)	1,290	344	(283)	(12)	49

Total net increase (decrease)	$17,782	$(277)	$(100)	$17,405	$4,070	$(4,605)	$(442)	$(977)

Discussion of 2014 Compared to 2013

For the years ended December 31, 2014 and 2013, net interest income was $58.9 million and $41.5 million, respectively, and our NIM was 3.97% and 4.03%, respectively. During 2014, the impact of the continued current low interest rate environment has had an adverse impact on yields on new and renewing loans. To a lesser extent, the change in the earning asset mix also had a negative impact on our NIM for 2014 due to a shift from higher yielding to lower yielding assets. However, the impact of accretion from the loans acquired through the MISN Transaction has greatly mitigated the impact of the decline in capital market interest rates and the change in asset mix on our earning asset yields, and has helped to stabilize our NIM in 2014 as compared to the prior year. The MISN loan discount accretion contributed 21 basis points to the yield on earning assets and NIM for the year 2014. During 2014, we also experienced an increase in interest income driven by increases in both the yield and average balance of Federal Home Loan Bank ("FHLB") stock, included in other investments in the table above, which helped to mitigate the decline in loan yields, and impact of the change in our asset mix in 2014, as compared to 2013.

Our earnings are directly influenced by changes in interest rates. The nature of our balance sheet can be summarily described as consisting of short duration assets and liabilities and slightly net asset sensitive, meaning that changes in interest rates have a slightly more immediate impact on asset yields than they do on liability rates. A large percentage of our interest sensitive assets and liabilities re-price immediately with changes in the Prime Rate and other capital markets interest rates. Declines in interest rates have resulted in a significant portion of the loan portfolio reaching floor rates. To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors. However, modifications in the loan floor rates over the last twenty-four to thirty months, primarily as part of loan renewals, have further contributed to the decline in current yields on our loan portfolio but have effectively reduced the level of upward interest rate movement required to see future improvement in yields on impacted loans. See Item 7A. Qualitative and Quantitative Disclosures About Market Risk, included on this Form 10-K for further discussion of the Company's sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impacts of interest rate floors on the variable rate component of our loan portfolio.

Loan discount accretion from the acquired MISN portfolio had the most significant impact on our earning asset yields and NIM during 2014 when compared to prior year. The yield on earning assets fell 8 basis points to 4.32% for the year ended December 31, 2014 compared to 2013, however, after removing the impact of MISN loan purchase discount accretion, our earning asset yield and NIM would have been 4.11% and 3.76%, respectively, for the year ended December 31, 2014. Other secondary factors to the prevailing rate environment and MISN acquired loan discount accretion, which were key drivers that impacted our NIM in both 2013 and 2012, such as foregone interest on non-accrual loans and troubled debt restructurings ("TDRs"), and accelerated fee income net of cost accretion from loan prepayments, had less of an impact on our NIM in 2014 than such factors had in 2013 and prior years. The combined impact to our NIM of these other factors was a 4 basis point reduction to our NIM for 2014 compared to a 9 basis point reduction for 2013.

For the year ended December 31, 2014, average interest-earning assets were $451.8 million, or 43.8%, greater than the amount reported for the year ended December 31, 2013. Growth in average earning assets for 2014 was largely driven by MISN acquired loans and securities balances, and secondarily by organic loan growth. Our earning asset mix for 2014, as compared to 2013, worsened slightly and contributed to a decline in overall earning asset yields. For example, average securities were 23.60% of average earning assets for the year ended December 31, 2014, down from 25.45%, for the year ended December 31, 2013. The declines experienced in average securities during 2014 were offset by an increase in lower yielding interest bearing balances in other banks. This decline was anticipated however, due to the Company's strategy, to retain excess liquidity during the period after the close of the MISN Transaction, in order to mitigate the possible impact of any potential run-off of MISN customer deposit balances to the Company's liquidity profile. Given the level of retention of MISN deposit balances as of December 31, 2014, the Company's Management no longer feels that this temporary liquidity strategy is necessary.

For the year ended December 31, 2014, the yield on the loan portfolio declined 6 basis points to 5.24%, from 5.30% for the year ended December 31, 2013. The decline in our loan yields during 2014 was largely attributable to the decline in interest rates on new loans issued and loans renewed, which decline was driven both by the historically low capital markets interest rate environment in 2014, and by increased competition in the Company's primary market area. However, as previously discussed, the accretion income from the loans acquired through the MISN Transaction significantly offset the negative impact of the decline related to new and renewed loan yields. The MISN loan discount accretion contributed 29 basis points to our loan yields during 2014. Other factors, including the impact of non-accrual loans and TDRs, and loan prepayment fee income acceleration, reduced our loan yields by a cumulative net 4 basis points during 2014, compared to a cumulative net 13 basis point reduction attributable to these components in 2013.

The Company invests excess liquidity primarily in agency mortgage backed securities and municipal securities, in an effort to maximize the yield on interest earning assets pending investment in new loan originations. However, during 2014 interest-earning cash balances increased as the Company sought to retain excess liquidity following the MISN Transaction. During 2014 we did not fundamentally change our interest rate risk strategy and therefore we maintained the composition and overall yield in our securities portfolio. We did, however realign the profile of the investment securities acquired through the MISN Transaction in order to align the increased securities balances attributable to MISN with our balance sheet management strategy. In doing so we sold and replaced the majority of the MISN securities portfolio.

The average balance of interest bearing liabilities increased by $293.9 million for the year ended December 31, 2014, compared to the level reported for the year ended December 31, 2013. The year to date increase in the average balance of interest bearing liabilities can be attributed primarily to the deposits, Federal Home Loan Bank borrowings and junior subordinated debentures assumed through the MISN Transaction. The MISN deposit portfolio also improved our liability mix and funding costs due to the higher level of non-interest bearing demand deposits, as a proportion of total deposits, MISN had on its balance sheet at the time of acquisition, relative to the proportion of the legacy Heritage Oaks deposit portfolio. The impact of MISN acquired deposits helped to increase our percentage of average non-interest bearing deposits to average deposits to 32.68% for the year ended December 31, 2014 from 31.20% for the same prior year period.

The rate paid on interest bearing deposits declined by 6 basis points, to 0.40%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This decline is in part due to the historically low interest rate environment that has existed for the last few years, but is also due to the more favorable funding cost profile of MISN acquired deposits and, to a lesser extent, our efforts to systematically lower our cost of deposits over this same time period. In addition to the favorable effects realized from these changes in our interest bearing deposits, our average non-interest bearing demand deposit balances have increased by $152.0 million, to $434.0 million, for the year ended December 31, 2014, largely due to the MISN Transaction. These increases in non-interest bearing demand deposit balances have served to reduce our total funding cost by 4 basis points to 0.36% for the year ended December 31, 2014. Management continues to believe that the increase in non-interest bearing demand deposits is indicative of money being held in highly liquid accounts pending the customer's determination of how best to invest the funds in light of today's low returns on traditional investments. This trend began to change during 2014 however, as we did begin to see an increase in deposit outflows, attributable to customers redeploying cash into real estate and other investments. As such, it is difficult to determine how long the increased levels of non-interest bearing demand deposits will remain at or near the current levels and therefore how long we will benefit from this low cost source of funds.

For the year ended December 31, 2014, the average rate paid on interest bearing liabilities was 0.52% as compared to 0.56% for the year ended December 31, 2013. The year over year decline can be attributed in large part to the lower cost deposits acquired through the MISN Transaction. This decline was partially offset by an increase in the cost of junior subordinated debentures which increased in 2014 by 202 basis points, or 100%, compared to the prior year. The increase in funding costs of junior subordinated debentures is directly related to the purchase discount on acquired MISN junior subordinated debentures, which purchase discount amortization increases the amount of interest expense, and cost of funding attributable to these debt instruments.

Discussion of 2013 Compared to 2012

For the years ended December 31, 2013 and 2012, net interest income was $41.5 million and $42.5 million, respectively, and NIM was 4.03% and 4.46%, respectively. During 2013, the impact of the continued historically low interest rate environment had an adverse impact on yields on new and renewing loans. In addition, the low interest rate environment and relative flatness of interest yield curves have had a two-fold impact on securities' yields as new investments typically provided lower yields, and existing investments in mortgage backed securities realized increased levels of refinancing of the underlying mortgages, which led to increased prepayment activity during most of 2013, which resulted in acceleration of the amortization of premiums paid on these securities. These factors have combined to reduce the yield on earning assets for the year ended December 31, 2013 by 46 basis points as compared to the year ended December 31, 2012. This improvement in the mix of earning assets, with a higher percentage of such assets invested in higher yielding loans, helped mitigate some of the downward pressures on NIM. The declines in the yield on earning assets was marginally offset by improvements in the cost of funds that were largely due to shifts in the composition of deposits from interest bearing accounts to more liquid non-interest bearing deposit accounts, coupled with reductions in the rates of interest paid on interest bearing deposits, largely due to new and renewing certificates of deposit bearing lower interest rates.

For the year ended December 31, 2013, average interest-earning assets were $77.8 million, or 8.2% higher than that reported for the year ended December 31, 2012. Growth in average earning assets for 2013 was largely driven by growth in the average loan balances of $74.1 million, or 11.0%, as compared to 2012. The Company's average investment in its securities portfolio increased by $3.3 million in 2013, as compared to 2012. The relative increase in higher yielding loans as compared to investment securities, served to mitigate the negative impact of declining yields on our NIM.

The decline in the yield on interest-earning assets for the year ended December 31, 2013 can be attributed to two key factors: declines in the average returns on the loan portfolio due to continued downward rate pressure on new loans and renewals; and declines in the yields on the investment securities purchased during 2013 due to continued market pressures on interest rates and the repositioning of the investment portfolio in the first quarter of 2013. The adverse impacts of the declines in investment security and loan yields during 2013 were partially offset by declines in the level of interest reversals and forgone interest on non-accruing loans and lost interest due to TDR rate concessions.

For the year ended December 31, 2013, the yield on the loan portfolio declined 54 basis points to 5.30% from the year ended December 31, 2012. This decline was largely attributable to declines in interest rates on new loans issued and loans renewed, which was driven by increased competition in the Company's primary market area and the historically low capital market interest rates aimed at fostering the economic recovery. In addition, interest income for 2013 included $0.3 million of interest recoveries on the pay-off of non-accrual loans, as well as prepayment penalties and related accelerations of unearned fees on loan payoffs, which represented $0.1 million less than was realized in 2012. This decline in prepayment income in 2013 represented less than 1 basis point of the decline in yield in 2013 as compared to 2012. These downward pressures on loan yields were partially offset by a decline in the level of forgone interest on non-accrual loans from $1.4 million to $1.0 million for the years ended December 31, 2012 and 2013, respectively. Total forgone interest on non-accrual loans reduced the yield on the loan portfolio by 13 basis points for the year ended December 31, 2013, as compared to 15 basis points for the year ended December 31, 2012.

The Company invests excess liquidity primarily in agency mortgage backed securities and municipal securities, in an effort to maximize the yield on interest earning assets pending investment in new loan originations. Purchases made during the latter part of 2012, along with the impacts of efforts during the first quarter of 2013 to shorten the duration of the securities portfolio, by selling some of our longer-duration investments and replacing them with shorter duration instruments, has contributed to the decline in the overall yield on investment securities as the recently acquired investment securities currently yield considerably less than other investments in the portfolio. Assuming that the loan growth experienced during the second half of 2012 and 2013 continues during 2014, we should realize further improvement in the mix of interest earning assets, which should help mitigate further compression on our NIM, but no assurances can be given with respect to any of the foregoing.

The average balance of interest bearing liabilities was $54.1 million higher for the year ended December 31, 2013 than that reported for the year ended December 31, 2012. The increase in the average balance of interest bearing liabilities can be attributed to $45.2 million increase in average interest bearing deposits to $621.9 million for the year ended December 31, 2013. Growth in interest bearing deposits has been primarily the result of the ongoing efforts to gather deposits across the Bank's service territory, as well as the impacts of the Morro Bay branch acquisition completed in December 2012. Much of the growth in interest bearing deposits has been in lower cost deposit types, which has helped to control our overall cost of funds. In addition to the growth in interest bearing deposits, the level of average FHLB borrowings at December 31, 2013 increased $8.9 million, compared to the corresponding period in 2012, to support growth in the loan portfolio in 2013.

The rate paid on interest bearing deposits declined by 6 basis points, to 0.46%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decline is in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period. In addition to the favorable effects realized from these changes in our interest bearing deposits, our average non-interest bearing demand deposit balances have increased by $38.8 million, to $282.1 million, for the year ended December 31, 2013. These increases in non-interest bearing demand deposit balances have served to reduce our total funding cost by 3 basis points to 0.40% for the year ended December 31, 2013. Management believes that the increase in non-interest bearing demand deposits is indicative of money being held in highly liquid accounts pending the customer's determination of how best to invest the funds in light of today's low returns on traditional investments. As such, it is difficult to determine how long the increased levels of non-interest bearing demand deposits will remain at or near the current levels, and therefore how long we will benefit from this low cost source of funds.

For the year ended December 31, 2013, the average rate paid on interest bearing liabilities was 0.56% as compared to 0.60% for the year ended December 31, 2012. The year over year decline can be attributed in large part to the deposit portfolio rate reductions previously discussed. This decline was partially offset by an increase in funding costs for FHLB borrowings, due to a strategy designed to lock in historically low fixed rates on longer term borrowings, in order to match fund longer term fixed rate loans.

Provision for Loan and Lease Losses

As more fully discussed in Note 5. Loans and Allowance for Loan and Lease Losses, of the Consolidated Financial Statements, filed on this Form 10-K, the allowance for loan and lease losses has been established for probable credit losses inherent in the loan portfolio. The allowance for loan and lease losses is maintained at a level considered by management to be adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date and is based on methodologies applied on a consistent basis with the prior year. Management's review of the adequacy of the allowance for loan and lease losses includes, among other things, an analysis of past loan loss experience and management's evaluation of the loan portfolio under current economic conditions.

The allowance for loan and lease losses is based on estimates, and actual losses may vary from current estimates, which variances could be material and could have an adverse effect on the Company's performance. The Company recognizes that the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the value of the collateral for such loans. The allowance for loan and lease losses represents the Company's best estimate of the amount necessary to provide for probable incurred credit losses inherent in the loan portfolio as of the balance sheet date. For additional information see the "Allowance for Loan and Lease Losses" discussion in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discussion of 2014 Compared to 2013

A provision for loan and lease losses was not recorded for years ended December 31, 2014 or 2013. The lack of a loan and lease loss provision in 2014 and 2013 is reflective of the continuing improvements in the overall credit quality of the loan portfolio, the overall improvement in the charge-off history over the last two years, the improvement in property values that serve as collateral for a large portion of our loans, as well as the limited amount of new loans moving into non-accrual or TDR status, and therefore requiring specific reserves. Loans acquired through the MISN Transaction required $1.0 million of provisions for loan and lease losses through December 31, 2014, however, other components of our allowance for loan and lease losses such as the general, and specific reserve components, had offsetting provision recaptures. When such provision recaptures were aggregated with the required provision for MISN acquired loans and leases, and provisions to address increases in our qualitative factors, and unallocated portion of our ALLL, the result of these component provisions, and provision recaptures resulted in a net $0 provision for loan and lease losses for 2014.

As of December 31, 2014, the Company's allowance for loan and lease losses represented 1.46% of total gross loans compared to 2.16% as of December 31, 2013. The year to year decline in the allowance for loan and lease losses as a percentage of gross loans was primarily attributable to the addition of the MISN acquired loans to the denominator of this ratio which were initially recorded at fair value and had no associated loan loss provision. As of December 31, 2014 the $1.0 million portion of our allowance for loan and lease losses represented 0.41% of the MISN acquired loans while the allowance for loan and lease losses associated with the legacy Heritage Oaks loan portfolio was 1.76%. The remaining un-accreted purchase discount on MISN acquired loans, which is also available to absorb future credit losses on those loans and leases, represented 3.07% of the remaining MISN loan portfolio. For additional information see the "Allowance for Loan Losses" discussion in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discussion of 2013 Compared to 2012

A provision for loan and lease losses was not recorded for year ended December 31, 2013 as compared to a provision for loan and lease losses of $7.7 million for the year ended December 31, 2012. The lack of a loan and lease loss provision in 2013 is reflective of the continuing improvements in the overall credit quality of the loan portfolio, the overall improvement in the charge-off history during 2013, the improvement in property values that serve as collateral for a large portion of our loans, as well as the limited amount of new loans moving into non-accrual status and therefore requiring specific reserves. As of December 31, 2013, the Company's allowance for loan and lease losses represented 2.16% of total gross loans. The level of loan and lease loss provisions that the Company experienced in 2012 was primarily attributable to increased reserve requirements associated with specific reserve calculations and related charge-offs for a few large impaired loans in the first half of 2012. For additional information see the "Allowance for Loan and Lease Losses" discussion in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below sets forth changes for 2014, 2013, and 2012 in non-interest income:

				Variances
	For the Years Ended December 31,
				2013		2012
	2014	2013	2012	dollar	percent	dollar	percent

	(dollars in thousands)
Fees and service charges	$5,312	$4,529	$4,350	$783	17.3%	$179	4.1%
Net gain on sale of loans	1,330	2,282	3,298	(952)	–41.7%	(1,016)	–30.8%
Other mortgage fee income	290	642	965	(352)	–54.8%	(323)	–33.5%
Gain on sale of investment securities	646	3,926	2,619	(3,280)	–83.5%	1,307	49.9%
Other income	1,997	1,496	1,316	501	33.5%	180	13.7%

Total	$9,575	$12,875	$12,548	$(3,300)	–25.6%	$327	2.6%

Discussion of 2014 Compared to 2013

Non-interest income decreased by $3.3 million, or 25.6%, for the year ended December 31, 2014 compared with the amount reported for 2013. The decline in non-interest income in 2014 was driven by a $3.3 million decrease in the gains realized on sale of investment securities and a $1.3 million decrease in the gain on sale and origination fee income for mortgage loans. The decline in mortgage originations over 2014 was directly correlated to a rise in long-term interest rates and corresponding decline in refinance activity for much of the year. However, our mortgage pipeline as of December 31, 2014 was stronger than it had been for the majority of 2014, and since the end of 2013, due to a recent decline in interest rates and corresponding increase in refinance activity. We remain cautious regarding our mortgage origination volume given that an upward move in rates could have a further adverse impact on the refinance market. However, we believe that this negative trend would be partially mitigated by an increase in purchase mortgage originations, as buyers have historically tended to accelerate purchase decisions in the face of a rising rate environment.

We generated $0.6 million of gains on sales of securities during 2014, which represented a $3.3 million decline compared to the prior year. Current year gains were the byproduct of managing our bond portfolio's effective duration, portfolio composition, and interest rate risk profile. Gains on sales of investment securities during 2013 were attributable to strategic repositioning activities executed in the first quarter of 2013 to shorten the effective duration, and reduce exposure to future unfavorable movements in interest rates, which involved the sale of securities with a carrying value of $89.3 million resulting in gains of $3.6 million. Offsetting these declines in the categories of non-interest income was a $0.8 million increase in fees and service charges, attributable to deposit accounts acquired through the MISN Transaction, and increased other income of $0.5 million attributable primarily to the MISN loan recoveries on loans which carried $0 value at the time of acquisition.

Discussion of 2013 Compared to 2012

Non-interest income increased by $0.3 million, or 2.6%, for the year ended December 31, 2013 compared with the amount reported for 2012. The primary drivers for the higher non-interest income was a $1.3 million increase in the gains realized on sale of investment securities and a $0.4 million increase in the gain realized on the sale of SBA loans, which is reflected in other income. As previously discussed, the Company sold securities with a carrying value of $89.3 million that resulted in gains of $3.6 million in the first quarter of 2013 in order to manage the duration and interest rate sensitivity of the bond portfolio. The gain on sale of SBA loans reflects the first SBA loan sales the Company has undertaken since 2010. These increases in non-interest income were largely offset by a $1.3 million reduction in mortgage gain on sale, largely due to a decline in refinance activity during the second half of 2013, and a $0.2 million reduction in gain on sale of other real estate owned ("OREO") due to the limited OREO sales activity in 2013 not yielding any gains. Our pipeline for potential mortgages as of December 31, 2013 remained lower than it was at the end of 2012 due primarily to increases in long term mortgage rates.

Non-Interest Expenses

The table below sets forth changes in non-interest expense for 2014, 2013 and 2012:

				Variances
	For the Years Ended December 31,
				2013		2012
	2014	2013	2012	dollar	percent	dollar	percent

	(dollars in thousands)
Salaries and employee benefits	$23,476	$18,977	$18,304	$4,499	23.7%	$673	3.7%
Occupancy and equipment	6,576	4,891	4,900	1,685	34.5%	(9)	–0.2%
Information technology	3,025	2,582	2,553	443	17.2%	29	1.1%
Professional services	4,801	2,833	3,546	1,968	69.5%	(713)	–20.1%
Regulatory assessments	1,164	1,007	1,596	157	15.6%	(589)	–36.9%
Sales and marketing	843	584	690	259	44.3%	(106)	–15.4%
Foreclosed asset costs and write-downs	179	180	334	(1)	–0.6%	(154)	–46.1%
Provision for mortgage loan repurchases	127	570	1,192	(443)	–77.7%	(622)	–52.2%
Amortization of intangible assets	1,057	400	342	657	164.3%	58	17.0%
Merger, restructure and integration	9,190	1,051	–	8,139	774.4%	1,051	100.0%
Other expense	4,354	3,488	2,674	866	24.8%	814	30.4%

Total	$54,792	$36,563	$36,131	$18,229	49.9%	$432	1.2%

Discussion of 2014 Compared to 2013

Total non-interest expense increased by approximately $18.2 million in 2014 as compared with 2013, and was primarily driven by an $8.1 million increase in merger, restructure and integration costs related to the MISN Transaction, and the addition of MISN related operating costs including a $4.5 million increase in salaries and employee benefit costs, and $1.7 million increase in occupancy and equipment costs. Merger, restructuring and integration costs incurred in 2014 were attributable to the restructuring plan, which the Company developed in the latter part of 2013, to consolidate branches and optimize headcount levels in conjunction with the merger and integration of Mission Community Bank's operations into the Company's operations. In addition, we experienced a $0.7 million increase in intangible asset amortization attributable to the $5.1 million core deposit intangible asset acquired as a result of purchase accounting in connection with the MISN Transaction. Information technology expense also increased by $0.4 million, attributable to the higher level of transactions we are now generating due primarily to the addition of MISN customer accounts to our core processing, on-line banking, and other banking systems. Professional services expense also increased by $2.0 million, and other expense increased by $0.9 million, during 2014 as compared to 2013. These cost increases were partially offset by a $0.4 million decline in mortgage repurchase provision expense.

The year over year increase in salaries and employee benefits was driven by the net impact of increases and decreases in the components of salaries and employee benefits. Components of salaries and employee benefits which increased in 2014 as compared to prior year, which were primarily attributable to the addition of MISN operations were: 1) employee base salaries, overtime and related payroll taxes of $4.2 million, 2) equity compensation plan expense of $0.5 million, and 3) employee group insurance expense of $0.4 million. Offsetting these increases was a reduction in mortgage origination commissions expense, which declined by $0.6 million, or 43%, in 2014 compared to 2013, which is consistent with the 44% year over year decline in mortgage gain on loan sales and other fee income.

The increase in professional services expense for 2014 was driven by increases in: 1) outsourced information technology services of $0.7 million, 2) $0.5 million of outsourced Bank Secrecy Act consulting services incurred to address the issues identified in our Consent Order, 3) a $0.3 million increase in legal expenses, and 4) a $0.3 million increase in audit and tax service provider costs.

The increase in other expenses was attributable to a rise in several expense categories which experienced greater activity due to the MISN Transaction, such as a $0.3 million increase in telephone expense due to the initially larger branch network, and a $0.2 million increase in loan department expense, primarily driven by increased appraisal expense for classified MISN loans. Additional expense increases included a $0.2 million increase in fraud losses due to debit card compromises, such as the well-publicized Home Depot and Target customer account data breaches, and increased fraudulent check losses, as well as $0.1 million increases in each of the following expense categories: 1) the provision for unfunded loan commitments, attributable to the increased off-balance sheet commitments for MISN and newly originated agribusiness and commercial and industrial ("C&I") credit lines, 2) stationary and supplies expense related to increased customer notifications for MISN customers, 3) the reversal of a regulatory examination accrual in 2013 that did not repeat in 2014, and 4) increased courier costs, for the period after the MISN Transaction, and before our July systems integration, when we were operating on two core processing systems. Offsetting these expense increases was a $0.4 million reduction in the provision for mortgage loan repurchases, as the amount of new repurchase requests received and the estimated loss exposure attributable to those requests by the Bank were much less than those during the prior two years. We continue to believe that we have no critical deficiencies in our mortgage loan underwriting processes that could potentially give rise to any significant level of mortgage repurchase demands from our investors, and we continue to vigorously defend the Bank from false claims of defects in underwriting or borrower fraud.

Discussion of 2013 Compared to 2012

Total non-interest expense increased by approximately $0.4 million in 2013 as compared with 2012, and was primarily driven by a $1.1 million increase in merger and integration expenses related to the then pending MISN Transaction, a $0.7 million increase in salaries and employee benefit expenses, and $0.8 million increase in other expenses. The increase in merger and integration expenses reflect the expenses of due diligence, regulatory and SEC related filing costs, as well as initial integration planning expenses associated with the MISN Transaction, for which there were no comparable expenses in 2012.

The increased salary and benefit expenses were associated with increased expenses related to variable bonus plans in 2013, as 2013 included a full year of such bonus plans, whereas 2012 only included such plans for the second half of the year. Salaries and employee benefit expenses were also impacted by merit increases across the organization in 2013. The increase in other expenses were due to increases in other loan expenses due to increased loan production in 2013, as compared to 2012, and settlement expenses attributable to resolution of legal matters.

Off-setting these non-interest expense increases were decreases in provisions for mortgage repurchases, professional services and regulatory costs totaling $1.9 million. The decrease in the provision for potential mortgage repurchases in 2013 was largely driven by increased provisioning in 2012 for estimated losses related to new claims activity in the second quarter of 2012 associated with a group of related mortgages funded and sold in 2007. Management does not expect there to be any further material provisions required for this group of related loans. Total cash paid in settlement for mortgage repurchases has been $1.6 million in the prior 8 years. We do not believe the requests are in any way indicative of systemic problems with the Bank's underwriting or origination process of mortgage loans held for sale or that there is significant exposure to repurchase requests other than those arising from the group of related loans to the borrowers in question, which totaled $2.8 million, inclusive of the approximately $0.6 million of mortgage repurchases provided for in the first quarter of 2013.

The decline in professional services expenses in 2013 as compared to the corresponding period in 2012 is primarily related to the Company hiring consultants in 2012 to aid in identifying and implementing operating efficiency initiatives across the organization, which effort was largely completed in the second half of 2012. The decline in the level of regulatory costs is reflective of the favorable impacts on FDIC assessment expenses due to the termination of the Consent Order and the Written Agreement in the second and third quarters of 2012, respectively, and the termination of the Memoranda of Understanding ("MOU") with the FDIC, DBO and the Federal Reserve Bank of San Francisco in the second and third quarters of 2013.

Provision for Income Taxes

For the year ended December 31, 2014, the Company recorded income tax expense of approximately $4.7 million, compared to $7.0 million in 2013, and an income tax benefit of $1.8 million in 2012. Our effective income tax rates were 34.6%, 39.2%, and (16.0%) for 2014, 2013, and 2012, respectively. The decline in our effective income tax rate and income tax expense incurred in 2014, as compared to 2013, is primarily attributable to a $4.1 million decline in income before income tax expense. A secondary contributor to the decline in our effective income tax rate, and income tax expense in 2014 was attributable to permanent differences between financial statement income and tax return income, which increased by $1.2 million or 106% for 2014 as compared to the prior year. These permanent differences recorded on the Company's tax return have historically represented a decrease in tax return income, as compared to financial statement income, because the largest components of these permanent differences are tax-exempt earnings from securities, and non-taxable earnings from the cash surrender value of bank owned life insurance, which are reported as income in our financial statements, but not as taxable income on the Company's tax return. The combined impact of a decrease in pre-tax earnings, and an increase in non-taxable temporary differences reduced our effective tax rate in 2014 to 34.6%, from 39.2% reported in 2013. Our effective income tax rate and income tax benefit in 2012 can be attributed to the Company's reversal of $5.6 million of deferred tax asset valuation allowance in 2012. The Company's effective income tax rate, exclusive of the impacts of the changes in the deferred tax asset valuation allowance, would have been 33.9% for 2012.

The determination as to whether a valuation allowance should be established against deferred tax assets is based on the consideration of all available evidence using a "more likely than not" standard. Management evaluates the realizability of the deferred tax assets on a quarterly basis. As a result of this evaluation in 2012, it was determined that 100% of the Company's deferred tax assets were now more likely than not recognizable as future tax benefits, resulting in the reversal of a previously established valuation allowance of $5.6 million. The reversal of the allowance in 2012 reflected the impacts of numerous factors, such as continued quarterly earnings and improvements in credit quality that provided adequate positive evidence as to the incremental recoverability of these deferred tax assets. Please see Note 7. Income Taxes, of the Consolidated Financial Statements, filed on this Form 10-K, for additional information concerning the Company's deferred tax assets.

Financial Condition

At December 31, 2014, total assets were approximately $1.7 billion, an increase of approximately $506.5 million or 42.1%, over that reported at December 31, 2013. The increase in total assets is primarily attributable to the $453.7 million acquired through the MISN Transaction, and secondarily to $85.2 million of organic loan growth. At December 31, 2014, total deposits were approximately $1,394.8 million, an increase of approximately $420.9 million, or 43.2%, over that reported at December 31, 2013. The increase in the level of deposits in 2014 is attributable primarily to $371.5 million of deposits acquired through the MISN Transaction, in addition to $49.4 million of organic deposit growth. The organic loan and deposit growth achieved in 2014 is reflective of the Bank's continuing focus to bring new customer relationships into the Bank and expand our existing customer relationships. A more detailed discussion about loans and deposits, as well as the other key elements of our financial condition follows.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $35.6 million and $26.2 million at December 31, 2014, and December 31, 2013, respectively. This line item will vary depending on daily cash settlement activities and the amount of highly liquid assets needed, based on known events, such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches. The year to date increase is attributable primarily to an increase in liquidity driven by the increased size of the Company's balance sheet due to the MISN Transaction.

Investment Securities and Other Earning Assets

Other earning assets are comprised of Interest Earning Deposits Due from the Federal Reserve Bank, Federal Funds Sold (funds the Company lends on a short-term basis to other banks), investments in securities and short-term interest bearing deposits at other financial institutions. These assets are maintained for liquidity needs of the Company, collateralization of public deposits, and diversification of the earning asset mix.

Securities Available for Sale

The Company manages its securities portfolio to provide a source of both liquidity and earnings. The Company has invested in a mix of securities including obligations of U.S. government agencies, mortgage backed securities and state and municipal securities. The Company has an Asset/Liability Committee that develops investment policies based upon the Company's operating needs and market circumstances. The Company's investment policy is formally reviewed and approved annually by the Board of Directors. The Asset/Liability Committee is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the Company's Board of Directors on a regular basis.

The following table provides a summary of investment securities by securities type as of December 31, 2014, 2013 and 2012 is as follows:

	December 31, 2014		December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Obligations of U.S. government agencies	$19,562	$19,664	$6,243	$6,208	$7,307	$7,567
Mortgage backed securities
U.S. government sponsored entities and agencies	216,492	215,398	186,981	182,931	145,430	145,768
Non-agency	11,891	11,901	10,924	11,032	43,402	44,795
State and municipal securities	79,810	82,592	51,532	50,030	64,824	68,968
Asset backed securities	26,216	26,025	26,935	26,594	20,049	20,584

Total available for sale securities	$353,971	$355,580	$282,615	$276,795	$281,012	$287,682

At December 31, 2014, the fair value of the investment portfolio was approximately $355.6 million or $78.8 million greater than that reported at December 31, 2013. The increase in the balance of the portfolio can be attributed primarily to $76.2 million of investment securities acquired through the MISN Transaction. We worked to reposition the portfolio acquired through the MISN Transaction to better align with the interest rate risk, duration, and types of securities which we typically invest in, over the course of the first and second quarters of 2014.

Securities available for sale are carried at fair value, with related net unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2014, the securities portfolio had net unrealized gains, net of taxes, of approximately $0.9 million, an increase of approximately $4.4 million from the net unrealized loss position of $3.4 million reported at December 31, 2013. Fluctuations in the fair value of the investment portfolio in the last three years can be attributed to market turbulence and volatility in overall interest rates, stemming in part from continued economic conditions and uncertainty. All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which prepayments are directly impacted by interest rate changes. The Company uses computer simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.

The majority of the Company's mortgage securities were issued by: The Government National Mortgage Association ("Ginnie Mae"), The Federal National Mortgage Association ("Fannie Mae"), and The Federal Home Loan Mortgage Corporation ("Freddie Mac"). These securities carry the full faith and guarantee of the issuing agencies and the U.S. Federal Government. At December 31, 2014, approximately $215.4 million or 94.8%, of the Company's mortgage related securities were issued by government agencies and government sponsored entities, such as those listed above.

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category at December 31, 2014:

	December 31, 2014
	One Year or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total

	(dollars in thousands)
Obligations of U.S. government agencies	$255	$1,125	$15,565	$2,719	$19,664
Mortgage backed securities
U.S. government sponsored entities and agencies	34,347	86,403	49,322	45,326	215,398
Non-agency	3,011	8,383	507	–	11,901
State and municipal securities	974	14,483	63,118	4,017	82,592
Asset backed securities	–	2,532	11,603	11,890	26,025

Total available for sale securities	$38,587	$112,926	$140,115	$63,952	$355,580

Amortized cost	$38,674	$113,081	$137,909	$64,307	$353,971

Weighted average yield	1.95%	1.95%	2.59%	2.83%	2.36%

Federal Home Loan Bank Stock

As a member of FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the asset size of the Bank and the level of outstanding borrowings with the FHLB. As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company. At December 31, 2014, the Company held approximately $7.9 million in FHLB stock, an increase of $3.1 million, or 65.7%, from that reported at December 31, 2013, due primarily to the increase in size, and outstanding borrowings of the institution, which increase was attributable primarily to the MISN Transaction, and required an increase of investment in FHLB stock.

Loans

Summary of Market Conditions

The addition of a new sales team focused on our region's largest industry, agriculture, as well as the commercial and small business segments of the market, and single-family mortgages, has continued to contribute to net loan growth in 2014. Gross loans increased $366.0 million during the year ended December 31, 2014, of which $280.7 million can be attributed to loans acquired in the MISN Transaction at December 31, 2014. Excluding the impact of the loans acquired in the MISN Transaction, gross loans increased $85.2 million during the year ended December 31, 2014. This increase is attributable to the Bank's continued focus on organic loan growth in our region, as well as $27.2 million in selective multi-family loan purchases during the third quarter of 2014, which were acquired for portfolio diversification. We continue to see improving borrower activity and we anticipate that this increased activity in our existing markets, in conjunction with the Bank's new sales team and our expansion into Ventura and Santa Barbara Counties with the opening of loan production offices during 2012 and 2013, and a full service branch in Goleta late in 2014, have positioned the Bank for continued growth in the loan portfolio.

Although we are seeing some signs of stabilization in the local economies in which the Company operates, management realizes that a renewed decline in the global, national, state or local economies, and / or continued drought conditions on the Central Coast of California, may negatively impact local borrowers, as well as negatively impact values of real estate within our market footprint. As such, management continues to closely monitor credit trends and leading indicators for renewed signs of deterioration. The Bank employs stringent lending standards and remains very selective with regard to loan originations, including CRE, real estate construction, land and commercial loans, in an effort to effectively manage risk in the current credit environment. Additionally, purchased loans are evaluated under the same standards as originated loans. The Company is focused on monitoring credit in order to take proactive steps, when and if necessary, to mitigate any material adverse impacts on the Company.

Credit Quality

The Company's primary business is the extension of credit to individuals and businesses and the safekeeping of customers' deposits. The Company's policies concerning the extension of credit require risk analysis, including an extensive evaluation of the purpose for the loan request and the borrower's ability and willingness to repay the Bank as agreed. The Company also considers other factors when evaluating whether or not to extend new credit to a potential borrower. These factors include the current level of diversification in the loan portfolio and the impact that funding a new loan will have on that diversification, legal lending limit constraints and any regulatory limitations concerning the extension of certain types of credit.

The credit quality of the loan portfolio is impacted by numerous factors, including the economic environment in the markets in which the Company operates, which can have a direct impact on the value of real estate securing collateral-dependent loans. An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements, in conjunction with declines in real estate collateral values, may result in increases in provisions for loan and lease losses that would, in turn, have an adverse impact on the Company's operating results. See also Note 5. Loans and Allowance for Loan and Lease Losses, of the Consolidated Financial Statements, filed on this Form 10-K, for a more detailed discussion concerning credit quality, including the Company's related policy.

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds the loans. Settlement from the correspondents is typically within 30 days of funding the mortgage. At December 31, 2014, loans held for sale totaled $2.6 million compared to $2.4 million at December 31, 2013.

Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly caused by borrower fraud, misrepresentation, or defects in underwriting subsequently discovered. Although the Company intends to vigorously challenge these and any future claims, the Company has a reserve of $0.5 million for potential repurchases at December 31, 2014, which is attributed to both outstanding and anticipated claims which are related to borrower fraud and/or claims of defects in underwriting.

The table below sets forth the composition of the loan portfolio as of December 31, 2014, 2013, 2012, 2011, and 2010:

	December 31,
	2014		2013		2012		2011		2010
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent

	(dollars in thousands)
Real Estate Secured
Multi-family residential	$78,645	6.6%	$31,140	3.8%	$21,467	3.1%	$15,915	2.5%	$17,637	2.6%
Residential 1 to 4 family	127,201	10.7%	88,904	10.7%	41,444	6.0%	20,839	3.2%	21,804	3.2%
Home equity line of credit	38,252	3.2%	31,178	3.8%	31,863	4.6%	31,047	4.8%	30,801	4.5%
Commercial	588,472	49.2%	432,203	52.1%	372,592	54.1%	357,499	55.4%	348,583	51.6%
Farmland	98,373	8.2%	50,414	6.1%	25,642	3.7%	8,155	1.3%	15,136	2.2%
Land	20,167	1.7%	24,523	3.0%	24,664	3.6%	26,454	4.1%	30,685	4.5%
Construction	24,493	2.1%	13,699	1.7%	19,716	2.9%	22,731	3.5%	43,919	6.5%

Total real estate secured	975,603	81.7%	672,061	81.2%	537,388	78.0%	482,640	74.8%	508,565	75.1%
Commercial
Commercial and industrial	154,787	13.0%	119,121	14.4%	125,340	18.2%	141,065	21.8%	145,811	21.6%
Agriculture	55,101	4.6%	32,686	4.0%	21,663	3.1%	15,740	2.4%	15,168	2.2%
Other	14	0.0%	38	0.0%	61	0.0%	89	0.0%	153	0.0%

Total commercial	209,902	17.6%	151,845	18.4%	147,064	21.3%	156,894	24.2%	161,132	23.8%
Installment	7,723	0.7%	3,246	0.4%	4,895	0.7%	6,479	1.0%	7,392	1.1%
Overdrafts	255	0.0%	332	0.0%	261	0.0%	273	0.0%	214	0.0%

Total gross loans	1,193,483	100.0%	827,484	100.0%	689,608	100.0%	646,286	100.0%	677,303	100.0%
Deferred loan fees	(1,445)		(1,281)		(937)		(1,111)		(1,613)
Allowance for loan and lease losses	(16,802)		(17,859)		(18,118)		(19,314)		(24,940)

Total net loans	$1,175,236		$808,344		$670,553		$625,861		$650,750

Loans held for sale	$2,586		$2,386		$22,549		$21,947		$11,008

Real Estate Secured

Other Real Estate Loans

The following table provides a break-down of the other real estate secured segment of the Company's loan portfolio as of December 31, 2014:

	December 31, 2014
					Percent of Total Risk Based Capital		Single Largest Loan (1)
	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition		Number of Loans		Owner Occupied

	(dollars in thousands)
Real Estate Secured
Retail	$86,607	$–	$86,607	9.0%	47.9%	82	$9,000	$29,488
Professional	74,404	45	74,449	7.7%	41.2%	103	11,500	19,162
Hospitality	132,181	2,278	134,459	13.9%	74.4%	55	10,209	5,837
Multi-family	78,645	262	78,907	8.2%	43.7%	59	9,000	10,995
Home equity lines of credit	38,252	28,915	67,167	6.9%	37.2%	468	1,200	37,276
Residential 1 to 4 family	127,201	1,190	128,391	13.3%	71.1%	287	2,922	89,952
Farmland	98,373	3,316	101,689	10.5%	56.3%	66	6,900	65,146
Healthcare / medical	34,383	–	34,383	3.5%	19.0%	38	7,500	18,789
Restaurants / hospitality	22,729	–	22,729	2.3%	12.6%	19	13,713	8,020
Commercial	110,971	142	111,113	11.5%	61.5%	131	9,250	38,054
Other	127,197	321	127,518	13.2%	70.6%	169	7,480	75,263

Total	$930,943	$36,469	$967,412	100.0%	535.5%	1,477	$13,713	$397,982

(1)
Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2014.

At December 31, 2014, the other real estate secured segment of the loan portfolio represented approximately $930.9 million, or 78.0%, of total gross loans. When compared to that reported at December 31, 2013, this represents an increase of approximately $297.1 million, or 46.9%, of which $185.7 million can be attributed to loans acquired in the MISN Transaction.

At December 31, 2014, a total of $36.5 million of the real estate secured portfolio was risk graded as special mention, substandard or doubtful, with the largest single component being the commercial real estate segment, which represented $27.9 million. At December 31, 2013, other real estate secured balances graded special mention, substandard or doubtful totaled $22.9 million, of which $18.1 million can be attributed to commercial real estate loans. At December 31, 2014, special mention, substandard or doubtful other real estate secured loans acquired in the MISN Transaction totaled $16.6 million, of which $11.9 million were classified as commercial real estate. At December 31, 2014 and December 31, 2013, other real estate secured balances, including undisbursed commitments, represented 536% and 526%, respectively, of the Bank's total risk-based capital. The increase in this percentage not only reflects impacts of the MISN Transaction, but also the increase in real estate lending throughout 2014.

At December 31, 2014, approximately $398.0 million, or 42.8%, of the other real estate secured segment of the loan portfolio was considered owner occupied.

Construction

The following provides a break-down of the Bank's construction portfolio as of December 31, 2014:

	December 31, 2014
					Percent of Total Risk Based Capital		Single Largest Loan (1)
	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition		Number of Loans

	(dollars in thousands)
Construction
Single family residential	$4,185	$1,885	$6,070	14.7%	3.4%	11	$2,250
Single family residential – Spec.	905	967	1,872	4.5%	1.0%	4	1,000
Tract	811	–	811	2.0%	0.4%	2	812
Multi-family	701	1,988	2,689	6.5%	1.5%	2	2,500
Commercial	14,366	11,919	26,285	63.7%	14.6%	10	8,000
Hospitality	3,525	31	3,556	8.6%	2.0%	1	3,484

Total	$24,493	$16,790	$41,283	100.0%	22.9%	30	$8,000

(1)
Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2014.

At December 31, 2014, the construction portfolio represented approximately $24.5 million, or 2.1%, of total gross loans, an increase of $10.8 million, or 78.8%, from that reported at December 31, 2013, of which $3.5 million can be attributed to loans acquired in the MISN Transaction. Construction loans are typically granted for a one year period and then refinanced at the completion of the construction project into permanent loans with varying maturities. The ratio of total construction loans, including undisbursed commitments, to risk-based capital increased from 21% at December 31, 2013 to 23% at December 31, 2014. At December 31, 2013 and 2014, there were no construction loans risk graded special mention, substandard or doubtful.

Land

The following table provides a break-down of Company's land portfolio by property type as of December 31, 2014:

	December 31, 2014
					Percent of Total Risk Based Capital		Single Largest Loan (1)
	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition		Number of Loans

	(dollars in thousands)
Land
Single family residential	$2,420	$–	$2,420	10.0%	1.3%	20	$340
Single family residential – Spec.	323	–	323	1.3%	0.2%	3	303
Tract	5,400	3,534	8,934	36.8%	4.9%	5	10,673
Land – Multifamily	2,887	527	3,414	14.1%	1.9%	3	3,100
Commercial	8,999	55	9,054	37.3%	5.0%	22	1,680
Hospitality	138	–	138	0.5%	0.1%	1	560

Total	$20,167	$4,116	$24,283	100.0%	13.4%	54	$10,673

(1)
Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2014.

At December 31, 2014, the land portfolio represented approximately $20.2 million, or 1.7%, of total gross loans, which represents a decrease of $4.4 million from that reported at December 31, 2013. The ratio of total land loans, including undisbursed commitments, to risk-based capital decreased from 20.0% at December 31, 2013 to 13.4% at December 31, 2014. As of December 31, 2014, a total of $6.9 million of the land portfolio was risk graded special mention, substandard or doubtful. This compares to $9.3 million of the land portfolio being risk graded special mention, substandard or doubtful as of December 31, 2013.

Commercial

Commercial loans, primarily consisting of C&I and agricultural loans, totaled $209.9 million at December 31, 2014. This represents an increase of $58.1 million over that reported at December 31, 2013.

C&I

The following table provides a break-down of the commercial and industrial segment of the commercial loan portfolio as of December 31, 2014:

	December 31, 2014
					Percent of Total Risk Based Capital		Single Largest Loan (1)
	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition		Number of Loans

	(dollars in thousands)
Commercial and Industrial
Agriculture	$7,701	$2,353	$10,054	3.9%	5.6%	39	$2,000
Oil gas and utilities	2,091	724	2,815	1.1%	1.6%	7	888
Construction	13,086	27,321	40,407	15.5%	22.4%	159	5,000
Manufacturing	18,233	12,575	30,808	11.8%	17.1%	120	5,000
Wholesale and retail	17,385	8,491	25,876	9.9%	14.3%	150	2,500
Transportation and warehousing	4,934	367	5,301	2.0%	2.9%	65	596
Media and information services	3,107	1,314	4,421	1.7%	2.4%	21	1,500
Financial services	6,304	2,224	8,528	3.3%	4.7%	39	3,000
Real estate / rental and leasing	19,351	13,648	32,999	12.7%	18.3%	116	6,522
Professional services	25,981	18,358	44,339	17.0%	24.5%	205	3,185
Healthcare / medical	10,705	11,515	22,220	8.5%	12.3%	118	11,464
Restaurants / hospitality	14,288	3,953	18,241	7.0%	10.1%	96	4,600
All other	11,621	2,982	14,603	5.6%	8.1%	241	2,000

Total	$154,787	$105,825	$260,612	100.0%	144.3%	1,376	$11,464

(1)
Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2014.

At December 31, 2014, commercial and industrial loans represented approximately $154.8 million, or 13.0%, of total gross loans. This represents an increase of $35.7 million, or 29.9%, from December 31, 2013, of which $28.5 million can be attributed to loans acquired in the MISN Transaction. The ratio of total commercial and industrial loans, including undisbursed commitments, to risk-based capital decreased from 158% at December 31, 2013, to 144% at December 31, 2014.

The Company's credit exposure within the commercial and industrial segment remains diverse with respect to the industries to which credit has been extended. As of December 31, 2014, a total of $16.5 million of the commercial and industrial portfolio was risk graded as special mention, substandard or doubtful. This compares to $13.1 million of the commercial and industrial portfolio being risk graded special mention, substandard or doubtful as of December 31, 2013.

Agriculture

The following table provides a break-down of the agriculture segment of the Company's commercial loan portfolio as of December 31, 2014:

	December 31, 2014
					Percent of Total Risk Based Capital		Single Largest Loan (1)
	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition		Number of Loans

	(dollars in thousands)
Agriculture
Vegetable and mellon farming	$9,776	$4,725	$14,501	15.7%	8.0%	17	$4,000
Fruit and tree nut farming	24,861	16,093	40,954	44.3%	22.7%	36	7,700
Other crop farming	166	1,000	1,166	1.3%	0.7%	4	650
Animal production	3,913	4,589	8,502	9.2%	4.7%	41	1,500
Support activities for agriculture	2,868	5,522	8,390	9.1%	4.7%	23	1,800
Food, beverage and tobacco	7,730	3,140	10,870	11.8%	6.0%	25	2,000
Wholesale merchants	3,858	2,033	5,891	6.4%	3.3%	8	2,000
Transportation and warehousing	143	1	144	0.2%	0.1%	4	75
All other	1,786	199	1,985	2.0%	1.0%	7	1,600

Total	$55,101	$37,302	$92,403	100.0%	51.2%	165	$7,700

(1)
Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2014.

At December 31, 2014, agriculture balances totaled approximately $55.1 million, or 4.6%, of total gross loans, which represents an increase of $22.4 million, or 68.6%, from December 31, 2013, of which $13.6 million is attributed to loans acquired in the MISN Transaction. The ratio of total agriculture loans, including undisbursed commitments, to risk-based capital increased from 48% at December 31, 2013, to 51% at December 31, 2014. As of December 31, 2014, a total of $2.4 million of the agriculture portfolio was risk graded as special mention, substandard or doubtful. This compares to $1.4 million of the agriculture portfolio being risk graded special mention, substandard or doubtful as of December 31, 2013. The increase in the special mention, substandard or doubtful risk grades of agriculture loans is attributable to loans acquired in the MISN Transaction.

Installment

At December 31, 2014, the installment loan balances were approximately $7.7 million compared to the $3.2 million reported at December 31, 2013. At December 31, 2014, installment loans include $4.8 million of loans acquired in the MISN Transaction. Installment loans include revolving credit plans, consumer loans, and credit card balances.

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

	December 31, 2014
	Due Less Than 3 Months	Due 3 To 12 Months	Due Over 12 Months Through 3 Years	Due Over 3 Years Through 5 Years	Due Over 5 Years Through 15 Years	Due Over 15 Years	Total

	(dollars in thousands)
Real Estate Secured
Multi-family residential	$5,111	$5,091	$8,332	$39,252	$20,859	$–	$78,645
Residential 1 to 4 family	7,297	1,288	15,668	42,407	58,452	2,089	127,201
Home equity line of credit	37,957	250	37	–	–	8	38,252
Commercial	43,575	63,548	143,774	171,472	166,103	–	588,472
Farmland	12,761	1,477	12,894	17,310	53,931	–	98,373
Land	11,330	3,379	3,274	1,041	1,143	–	20,167
Construction	11,776	2,255	636	3,525	6,301	–	24,493
Commercial	–	–	–	–	–	–	–
Commercial and industrial	80,586	12,061	13,436	26,115	22,378	211	154,787
Agriculture	46,123	1,966	1,501	4,944	567	–	55,101
Other	–	14	–	–	–	–	14
Installment	790	295	327	562	4,691	1,058	7,723
Overdrafts	255	–	–	–	–	–	255

Total loans held for investment	$257,561	$91,624	$199,879	$306,628	$334,425	$3,366	$1,193,483

Variable rate loans (1)	233,919	72,380	138,389	213,887	123,318	–	781,893
Fixed rate loans	23,642	19,244	61,490	92,741	211,107	3,366	411,590

Total loans held for investment	$257,561	$91,624	$199,879	$306,628	$334,425	$3,366	$1,193,483

(1)
Variable rate loans include $593.1 million of variable rate loans that are at their contractual floor rates. To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors.

At December 31, 2014, our loans held for investment were scheduled to mature or re-price as in the following dollar and percentage amounts of total loans held for investment: $349.2 million, or 29.3%, in one year or less; $506.5 million, or 42.4%, in one to five years; and $337.8 million, or 28.3%, over five years. Of the $337.8 million of loans scheduled to mature or re-price over five years, such loans were scheduled to mature or re-price as follows: $133.0 million, or 11.1%, over five years through eight years; $179.1 million, or 15.0%, over eight years through ten years; and $25.7 million, or 2.2%, are scheduled to mature or re-price over ten years.

Allowance for Loan and Lease Losses ("ALLL")

The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio as of the balance sheet date. The ALLL is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company's own historical loss trends, loan and lease level credit quality ratings, loan and lease specific attributes, along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company uses a "stake in the ground" historical loss experience, which covers the Company's losses for the period from October 2009 through current quarter end in analyzing an appropriate reserve factor for all loans. The purpose of retaining the fourth quarter 2009 losses in our historical loss experience is to ensure that we retain a complete credit cycle in our ALLL analysis. In addition, the Company uses adjustments for numerous factors, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes, among others. The Company evaluates all impaired loans and leases individually, primarily through the evaluation of cash flows or collateral values.

The ALLL is increased by provisions for loan and lease losses charged to earnings, and decreased by charge-offs, net of recovered balances. Please see Note 1. Summary of Significant Accounting Policies, and Note 5. Loans and the Allowance for Loan and Lease Losses, of the Consolidated Financial Statements, filed on this Form 10-K, for additional information concerning the Company's methodology for determining an adequate ALLL.

The Company allocates the ALLL across various segments and classes of loans within the loan portfolio. The following table provides a summary of the ALLL and its allocation as of December 31, 2014, 2013, 2012, 2011, and 2010:

	December 31,
	2014		2013		2012		2011		2010
	Amount Allocated	Percent of Loans to Total Loans	Amount Allocated	Percent of Loans to Total Loans	Amount Allocated	Percent of Loans to Total Loans	Amount Allocated	Percent of Loans to Total Loans	Amount Allocated	Percent of Loans to Total Loans

	(dollars in thousands)
Real Estate Secured
Multi-family residential	$347	6.6%	$239	3.8%	$114	3.1%	$87	2.5%	$117	2.6%
Residential 1 to 4 family	1,423	10.7%	1,225	10.7%	288	6.0%	397	3.2%	443	3.2%
Home equity line of credit	162	3.2%	147	3.8%	440	4.6%	421	4.8%	217	4.5%
Commercial	5,721	49.2%	6,456	52.1%	5,624	54.1%	8,511	55.4%	10,772	51.6%
Farmland	1,476	8.2%	958	6.1%	370	3.7%	229	1.3%	237	2.2%
Land	1,655	1.7%	3,402	3.0%	4,640	3.6%	2,416	4.1%	1,983	4.5%
Construction	345	2.1%	258	1.7%	312	2.9%	488	3.5%	1,342	6.5%
Commercial
Commercial and industrial	3,627	13.0%	3,653	14.4%	5,263	18.2%	6,200	21.8%	8,949	21.6%
Agriculture	1,497	4.6%	1,128	4.0%	852	3.1%	349	2.4%	478	2.2%
Other	1	0.0%	–	0.0%	–	0.0%	–	0.0%	1	0.0%
Installment	172	0.7%	99	0.4%	64	0.7%	175	1.0%	165	1.1%
Overdrafts	30	0.0%	32	0.0%	38	0.0%	41	0.0%	29	0.0%
Unallocated	346		262		113		–		207

Total	$16,802	100.0%	$17,859	100.0%	$18,118	100.0%	$19,314	100.0%	$24,940	100.0%

Allocation of the Allowance for Loan and Lease Losses

The balance of the ALLL decreased by $1.1 million during the twelve months ended December 31, 2014 due to net charge-offs, and a continued favorable overall trend in the credit quality of the legacy Heritage portfolio over 2014. The indicators we believe are most indicative of the improving credit quality of the legacy Heritage portfolio include: the level of legacy substandard, doubtful, and non-accrual loans, trends in the level of past due loans, the trend in the level of net charge-offs, and the ratio of classified assets to Tier I capital plus the ALLL. Legacy Heritage substandard and doubtful loans totaled $32.8 million at December 31, 2014, compared to $35.5 million at December 31, 2013. Legacy Heritage non-accrual loans totaled $9.9 million at December 31, 2014, compared to $10.1 million at December 31, 2013. Loans 30-89 days past due in the Legacy Heritage portfolio totaled $56 thousand at December 31, 2014, compared to $102 thousand at December 31, 2013.

The ratio of classified assets to Tier I capital was 28.03%, and 25.95% at December 31, 2014, and 2013, respectively. Net charge-offs to average loans for the years ended December 31, 2014, and 2013 were 0.10% and 0.03%, respectively.

At December 31, 2014, the ALLL as a percentage of gross loans decreased by 75 basis points to 1.41% as compared to 2.16% at December 31, 2013, primarily due to the addition of loans from the MISN Transaction, which were acquired at fair value on February 28, 2014 with an aggregate discount of approximately $10.0 million, or 3.4% of total unpaid principal balances at acquisition. At December 31, 2014, the Company had allocated approximately $1.0 million of the ALLL to non-PCI loans acquired in the MISN Transaction. The remaining unaccreted discount on acquired MISN loans was $7.6 million at December 31, 2014, of which $4.5 million can be attributed to acquired non-PCI loans, and $3.1 million can be attributed to PCI loans. There was no ALLL attributable to PCI loans acquired as part of the MISN Transaction at December 31, 2014. See also Note 1. Summary of Significant Accounting Policies, and Note 2. Business Combination of the Consolidated Financial Statements, filed on this Form 10-K, for additional information concerning the loans acquired in in the MISN Transaction.

The ALLL for legacy Heritage loans and leases at December 31, 2014 was $15.8 million, or 1.76% of total legacy Heritage loans and leases, and $17.9 million or 2.16% of total legacy Heritage loans and leases at December 31, 2013. The ALLL attributable to acquired non-PCI loans was $1.0 million or 0.44% of total acquired non-PCI loans at December 31, 2014. The component of the ALLL attributable to legacy Heritage loans collectively evaluated for impairment was $14.0 million at December 31, 2014, compared to $14.7 million at December 31, 2013.

The qualitative component of the ALLL, which is determined by estimates the Company makes concerning the impact that both internal and external factors may have on overall losses inherent in the loan portfolio, was $4.9 million at December 31, 2014, compared to $4.1 million at December 31, 2013. The component of the ALLL attributable to legacy Heritage loans specifically evaluated for impairment was $1.8 million at December 31, 2014, compared to $3.2 million at December 31, 2013. The qualitative component of the ALLL increased slightly during 2014 primarily due to potential impacts on our loan portfolio resulting from the concentration in CRE loans, and the prolonged California drought. An increase in the qualitative component of the ALLL for the impact of the California drought is due to our concern about the impact directly to agriculture, and indirectly to other businesses such as hospitality and tourism, because of the continued lack of precipitation in California, and our region of the state. Evidence of the drought's impact on agricultural businesses are noted in recent studies indicating that the 2014 drought is responsible for the greatest absolute reduction in water availability to agriculture ever seen in California and that it is statistically likely that the drought will continue through 2015, regardless of El Nino conditions. Furthermore, certain municipalities within California have also begun to mandate water conservation measures that cite specific usage reductions and have limited the use of water for particular applications such as landscape watering, car washing and other applications. These facts along with discussions with some of our borrowers as it relates to expected decreases in cash flows related to the drought supported management's decision to increase the qualitative factors within the ALLL for the impact of the drought on our loan portfolio. These qualitative factor increases were largely offset by reductions in qualitative factors due to improvements in the local, state and national economic trends, along with the continued favorable overall trend in asset quality.

As of December 31, 2014, management believes that the ALLL was sufficient to cover current estimable losses in the Company's loan portfolio.

The Company recorded no provision for loan and lease losses for the year ended December 31, 2014 and 2013. Provisions for loan losses were $7.7 million for the year ended December 31, 2012. For a discussion of component provisions and provision recaptures attributable to the various components of the ALLL, please see "Provision for Loan and Lease Losses" of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table provides a summary of the activity in the ALLL for 2014, 2013, 2012, 2011 and 2010:

	For The Years Ended December 31,
	2014	2013	2012	2011 (1)	2010

	(dollars in thousands)
Balance, beginning of period	$17,859	$18,118	$19,314	$24,940	$14,372
Charge-offs:
Real Estate Secured
Residential 1 to 4 family	92	23	117	33	753
Home equity line of credit	–	–	–	464	10
Commercial	1,027	108	2,361	6,921	4,502
Farmland	–	–	4	907	235
Construction	–	169	1,128	338	1,259
Land	29	34	2,168	793	2,985
Commercial
Commercial and industrial	757	896	3,289	4,252	12,249
Agriculture	1	385	1,845	174	1,489
Installment	8	411	184	204	371
All other loans	–	–	137	–	–

Total charge-offs	1,914	2,026	11,233	14,086	23,853

Recoveries:
Real Estate Secured
Residential 1 to 4 family	–	42	33	30	87
Home equity line of credit	12	12	14	4	–
Commercial	25	77	1,185	313	27
Farmland	–	230	21	13	6
Construction	3	153	1	112	10
Land	39	73	22	207	1,311
Commercial
Commercial and industrial	702	965	994	1,544	1,349
Agriculture	63	147	60	125	87
Installment	13	68	23	49	13
All other loans	–	–	3	–	–

Total recoveries	857	1,767	2,356	2,397	2,890

Net charge-offs	1,057	259	8,877	11,689	20,963
Provisions for loan and lease losses	–	–	7,681	6,063	31,531

Balance, end of period	$16,802	$17,859	$18,118	$19,314	$24,940

Gross loans, end of period	$1,193,483	$827,484	$689,608	$646,286	$677,303
ALLL to total gross loans	1.41%	2.16%	2.63%	2.99%	3.68%
Net charge-offs to average loans	0.10%	0.03%	1.32%	1.75%	2.96%
(1)
Charge-offs for 2011 include $7.2 million related to the sale of loans. These charge-offs were comprised of $5.4 million in commercial real estate, $1.0 million in construction and land, $0.6 million in farmland, $0.1 million in commercial and industrial, and $0.1 million in home equity lines of credit.

Non-Performing Assets

Non-performing assets are comprised of loans placed on non-accrual status and foreclosed assets (OREO and other repossessed assets). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off. See Note 5. Loans and Allowance for Loan and Lease Losses, of the Consolidated Financial Statements, filed on this Form 10-K, for additional information concerning credit quality.

The following table provides a summary of the Company's non-performing loans, foreclosed assets and TDRs:

	December 31,
	2014	2013	2012	2011	2010

	(dollars in thousands)
Non-performing loans
Residential 1 to 4 family	$124	$449	$835	$622	$748
Home equity line of credit	258	–	58	359	1,019
Commercial	2,085	672	928	4,551	17,752
Farmland	–	–	1,077	–	2,626
Land	5,237	5,910	7,182	1,886	3,371
Construction	–	–	1,380	937	3,040
Commercial and industrial	2,102	2,180	4,657	1,625	3,921
Agriculture	686	789	907	2,327	246
Installment	43	117	285	61	96

Total non-performing loans	10,535	10,117	17,309	12,368	32,819

Other real estate owned	–	–	–	917	6,668
Other repossessed assets	–	–	–	42	27

Total non-performing assets	$10,535	$10,117	$17,309	$13,327	$39,514

TDRs
Accruing	$6,511	$5,853	$17	$561	$2,781
Included in non-performing loans	7,057	7,076	11,613	3,124	7,636

Total TDRs	$13,568	$12,929	$11,630	$3,685	$10,417

Ratio of allowance for loan and lease losses to total gross loans	1.41%	2.16%	2.63%	2.99%	3.68%
Ratio of non-performing loans to total gross loans	0.88%	1.22%	2.51%	1.91%	4.85%
Ratio of non-performing assets to total assets	0.62%	0.84%	1.58%	1.35%	4.02%

Non-Accruing Loans

The following table reconciles the change in total non-accruing balances for the year ended December 31, 2014:

	Balance December 31, 2013	Additions (1)	Net Paydowns	Transfers to Foreclosed Collateral	Returns to Accrual Status	Charge-offs	Balance December 31, 2014

	(dollars in thousands)
Real Estate Secured
Residential 1 to 4 family	$449	$39	$(24)	$(248)	$–	$(92)	$124
Home equity line of credit	–	258	–	–	–	–	258
Commercial	672	4,701	(900)	(137)	(1,225)	(1,026)	2,085
Land	5,910	452	(1,096)	–	–	(29)	5,237
Commercial
Commercial and industrial	2,180	2,099	(1,233)	–	(837)	(107)	2,102
Agriculture	789	1	(67)	–	(37)	–	686
Installment	117	31	(103)	–	–	(2)	43

Totals	$10,117	$7,581	$(3,423)	$(385)	$(2,099)	$(1,256)	$10,535

(1)
Additions to non-accruing loans during 2014 include $0.7 million of loans acquired in the MISN Transaction, which were comprised of $0.1 million in commercial real estate loans, and $0.6 million in commercial and industrial loans.

At December 31, 2014, the balance of non-accruing loans was approximately $10.5 million, or $0.4 million higher than that reported at December 31, 2013. The Company made considerable efforts during 2014 to bring resolution to problem loans through pay-downs by borrowers, and returns to accrual status following a sustained period repayment. Charge-offs during the year ended December 31, 2014 can be attributed substantially to one loan, and a related charge-off in the amount of $1.0 million. At December 31, 2014, $2.0 million of non-accruing loans were considered current with their contractual payments due.

Deposits and Borrowed Funds

The following table provides a summary of the composition of deposits and the average rates for each category of deposit account:

	At or For the Year Ended December 31,
	2014		2013		2012
	Balance	Average Rate Paid	Balance	Average Rate Paid	Balance	Average Rate Paid

	(dollars in thousands)
Non-interest bearing deposits	$461,479	0.00%	$291,856	0.00%	$273,242	0.00%
NOW accounts	108,757	0.11%	87,298	0.10%	76,728	0.11%
Other savings deposits	95,619	0.10%	42,648	0.10%	41,021	0.10%
Money market deposit accounts	449,110	0.30%	332,272	0.33%	293,525	0.36%
Time deposits	279,839	0.76%	219,821	0.87%	186,354	1.00%

Total deposits	$1,394,804	0.27%	$973,895	0.32%	$870,870	0.36%

At December 31, 2014, total deposits were $1.4 billion, representing an increase of $420.9 million, or 43.2%, from December 31, 2013. The increase can be attributed in large part to $371.5 million in deposits the Company acquired as part of the MISN Transaction, of which $137.6 million were non-interest bearing.

The Company continues to focus on gathering and retaining core relationships, which has helped to reduce the overall cost of funding. At December 31, 2014, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 86.0% of total deposits, up from the 84.7% reported at December 31, 2013, due largely to core deposits acquired in the MISN Transaction.

The following table provides a maturity distribution of certificates of time deposits as of December 31, 2014 and 2013:

	Time Deposits under $100,000		Time Deposits of $100,000 or more
	December 31,		December 31,
	2014	2013	2014	2013

	(dollars in thousands)
Less than 3 months	$21,123	$17,678	$51,731	$46,498
3 to 12 months	33,594	30,661	52,178	36,115
Over 1 year	30,520	22,957	90,693	65,912

Total	$85,237	$71,296	$194,602	$148,525

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances. These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks. At December 31, 2014, FHLB borrowings were $95.6 million or $7.1 million higher from December 31, 2013. Borrowings are obtained for a variety of reasons which include, but are not limited to, asset-liability management, funding loan growth and to provide additional liquidity. The increase in the level of FHLB borrowings in 2014 was primarily related to borrowings assumed in the MISN Transaction, and for the purpose of funding new loans.

Capital

At December 31, 2014, the balance of shareholders' equity was approximately $197.9 million. This represents an increase of $71.5 million from December 31, 2013. The change was primarily attributable to 7,541,326 shares of the Company's common stock issued, at a price of $7.99 per share, as part of the consideration in the MISN Transaction, which totaled $60.3 million. The change in shareholders' equity can also be attributed to $9.0 million in net earnings, and an increase in accumulated other comprehensive income of $4.4 million, attributed to unrealized gains on the Company's investments portfolio during 2014.

Cash Dividends

The Company paid cash dividends of $0.03 per share and $0.05 per share in the third and fourth quarters of 2014, respectively, together totaling $2.7 million. Cash dividends were paid to holders of the Company's common stock and Series C Preferred Stock. Holders of the Company's Series C Preferred Stock are entitled to per share dividend equivalents to any dividends declared on the Company's common stock. See Note 17. Regulatory Matters, of the Consolidated Financial Statements filed on this Form 10-K for additional information on limitations on dividends on common stock.

On January 28, 2015, the Company's Board of Directors declared a cash dividend of $0.05 per share, payable on March 2, 2015, to shareholders of the Company's common stock as of February 16, 2015. Holders of the Company's Series C Preferred Stock are also entitled to a per share dividend equivalent to the common dividend declared.

The Company did not pay dividends on its common stock during 2013 or 2012.

Stock Repurchase Program

In the fourth quarter of 2014, the Company announced an agreement to repurchase up to $5.0 million of its outstanding common stock pursuant to a written plan designed to be compliant with Rule 10b5-1, and Rule 10b-18. Repurchase program activity will expire on June 30, 2015, or earlier upon the completion of the repurchase of $5.0 million of the Company's common stock, as well as under certain other circumstances set forth in the repurchase plan agreement. The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time. All shares acquired as part of the repurchase program will be cancelled and therefore no longer available for reissuance.

As of December 31, 2014, the Company had repurchased 51,732 shares of its common stock under this plan at an average cost of $7.47 per share, or $0.4 million.

Regulatory Capital

Capital ratios for commercial banks in the United States are generally calculated using three different formulas. These calculations are referred to as the "Leverage Ratio" and two "risk-based" calculations known as: "Tier One Risk Based Capital Ratio" and "Total Risk Based Capital Ratio." These standards were developed through joint efforts of banking authorities from different countries around the world. The standards are based on the premise that different types of assets have different levels of risk associated with them and take into consideration the off-balance sheet exposures of banks when assessing capital adequacy. The Company and the Bank seek to maintain strong levels of capital in order to be considered generally "well-capitalized" as determined by regulatory agencies. The Company's potential sources of capital include retained earnings and the issuance of equity.

At December 31, 2014, the Company had $13.2 million in Junior Subordinated Deferrable Interest Debentures (the "debt securities") issued and outstanding as compared to $8.2 million at December 31, 2013. As disclosed in Note 10. Borrowings of the Consolidated Financial Statements, filed on this Form 10-K, the proceeds from the issuance of Junior Subordinated Debentures, subject to percentage limitations, are considered Tier I capital by the Company for regulatory reporting purposes. At December 31, 2014 and 2013, the Company included $12.8 million and $8.0 million of proceeds from the issuance of the debt securities in its Tier I capital.

The following table provides the general minimum regulatory capital ratios and a summary of Company and Bank regulatory capital ratios, which reflect that both the Company and Bank should be generally considered "well capitalized" at December 31, 2014 and 2013:

	Regulatory Standard to be Well Capitalized	December 31, 2014		December 31, 2013
		Company	Bank	Company	Bank

Ratio
Leverage ratio	5.00%	10.22%	9.83%	10.20%	9.82%
Tier I capital to risk weighted assets	6.00%	13.13%	12.63%	12.91%	12.42%
Total capital to risk weighted assets	10.00%	14.38%	13.88%	14.17%	13.68%

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

In the ordinary course of business, the Company has entered into off-balance sheet arrangements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the Consolidated Financial Statements when they are funded or related fees are incurred or received. In the ordinary course of business, the Company is also a party to various operating leases, primarily for several of the Bank's branch locations.

The following table provides a summary of the Company's significant and determinable contractual obligations by payment date as of December 31, 2014:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	December 31, 2014	December 31, 2013

	(dollars in thousands)
FHLB Advances and other borrowings	$25,000	$27,000	$15,500	$28,000	$95,500	$88,500
Operating lease obligations	1,491	2,100	1,428	3,133	8,152	2,671
Salary continuation payments	378	524	524	3,533	4,959	5,991
Junior subordinated debentures	–	–	–	16,496	16,496	8,248

Total obligations	$26,869	$29,624	$17,452	$51,162	$125,107	$105,410

As disclosed in Note 15. Commitments and Contingencies, of the Consolidated Financial Statements filed on this Form 10-K, the Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $15.5 million at December 31, 2014 compared to the $17.0 million at December 31, 2013. Included in these letter of credit commitments is a single standby letter of credit, which was issued in September 2004, for $11.7 million to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $11.5 million. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank's balance sheet. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility. The letter of credit was renewed and will expire in September 2016. The letter of credit was undrawn as of December 31, 2014. Additionally at December 31, 2014 and 2013, the Company had undisbursed loan commitments, made in the ordinary course of business, totaling $237.7 million and $181.5 million, respectively.

In connection with the $16.5 million outstanding contractual balance of debt securities issued to Heritage Oaks Capital Trust II, Mission Community Capital Trust I, and Santa Lucia Bancorp (CA) Capital Trust, the Company is the full and unconditional guarantor of distributions of the issuing trusts. There are no Special Purpose Entity ("SPE") trusts, corporations, or other legal entities established by the Company which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments. Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Company's Asset Liability Committee ("ALCO") is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company's financial objectives, including but not limited to maintaining sufficient liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions. ALCO meets regularly to assess projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank's customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At December 31, 2014, these credit lines totaled $62.0 million and are unsecured. Additionally, the Bank has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank. As of December 31, 2014, the borrowing availability related to this facility was $6.6 million. At December 31, 2014, the Bank had no borrowings against the credit lines or the FRB facility. As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $355.1 million at December 31, 2014, in addition to the $95.5 million currently outstanding. Additionally the Company has a $10.0 million unsecured line of credit available with a correspondent bank as a secondary liquidity source for the holding company.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows. As of December 31, 2014, the Company believes investments in the portfolio can be pledged or liquidated at their current fair values in the event they are needed to provide liquidity. The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 23.4% at December 31, 2014 compared to 26.3% at December 31, 2013, largely reflecting an increase in securities pledged for municipal deposits. In addition the bond portfolio and cash declined as a percent of total assets year over year as funds were redeployed to support loan growth.

The ratio of gross loans to deposits, another key liquidity ratio, increased to 85.6% at December 31, 2014 compared to 85.0% at December 31, 2013.

Management believes the level of liquid assets and available credit facilities are sufficient to meet current and anticipated funding needs. In addition, the Bank's ALCO oversees the Company's liquidity position by reviewing a monthly liquidity report. Management is not aware of any trends, demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material change in the Company's liquidity.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay their obligations and upward pressure on operating expenses. Although inflationary pressures are not considered to be of any particular hindrance in the current economic environment, they may have an impact on the Company's future earnings in the event those pressures become more prevalent.

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company's interest earning assets and interest bearing liabilities are located at the Bank level. Thus, virtually all of the Company's interest rate risk exposure lies at the Bank level other than $16.5 million in subordinated debentures issued by the Company's subsidiary grantor trust. As a result, all significant interest rate risk procedures are performed at the Bank level. In addition to risk related to interest rate changes, the Bank's real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties, California, is subject to risks of changes in the underlying value of collateral as a result of changes in the local economy.

The fundamental objective of the Company's management of its assets and liabilities is to maximize the Company's economic value while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest earning assets, such as loans and investments, and its interest expense on interest bearing liabilities, such as deposits and borrowings. The Company is subject to interest rate risk to the degree that its interest earning assets re-price differently than its interest bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

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

Management employs asset and liability management software to measure the Company's exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company's interest rate sensitivity. Based on the results of the software's output, management believes the Company's balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2014. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company's ALCO policies. Management will continue to perform this analysis each quarter.

The hypothetical impacts of sudden interest rate movements applied to the Company's asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company's net interest income is "at risk" from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company's December 31, 2014 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points ("bp") and 200bp rate increase and a 100bp decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, a 200bp decrease is not considered a realistic possibility and is therefore not presented.

The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2014 and 2013, if interest rates were to change immediately in the amounts set forth:

	December 31, 2014
	–100bp	Base	+100bp	+200bp

	(dollars in thousands)
Net interest income	$65,710	$65,723	$65,782	$66,656
$ Change from base	$(13)	$–	$59	$933
% Change from base	–0.02%	0.00%	0.09%	1.42%

	December 31, 2013
	–100bp	Base	+100bp	+200bp

	(dollars in thousands)
Net interest income	$44,199	$43,910	$44,013	$44,517
$ Change from base	$289	$–	$103	$607
% Change from base	0.66%	0.00%	0.23%	1.38%

It is important to note that the above table is a summary of several forecasts and actual results may vary from any of the forecasted amounts and such difference may be material and adverse. The forecasts are based on estimates and assumptions made by management, and that may turn out to be different, and may change over time. Factors affecting these estimates and assumptions include, but are not limited to: 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management's responses to each of the foregoing. Factors that vary significantly from the assumptions and estimates may have material and adverse effects on the Company's net interest income; therefore, the results of this analysis should not be relied upon as indicative of actual future results.

The following table shows management's estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013

	Balance	Percent of Total	Balance	Percent of Total

	(dollars in thousands)
Rate Type
Variable – daily	$178,535	15.0%	$134,927	16.3%
Variable other than daily	603,358	50.5%	369,921	44.7%
Fixed rate	411,590	34.5%	322,636	39.0%

Total gross loans	$1,193,483	100.0%	$827,484	100.0%

As of December 31, 2014, the table above identifies approximately 15.0% of the loan portfolio that will re-price immediately in a changing rate environment. At December 31, 2014, approximately $781.9 million or 65.5% of the Company's loan portfolio is considered variable.

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in market rates as of December 31, 2014 and 2013:

	December 31, 2014

	Move in Index Rate (bps)

	+100	+150	+200	+250	+300	+350

	(dollars in thousands)
Cumulative variable daily	$96,258	$110,948	$122,288	$128,114	$130,027	$141,070
Cumulative variable other than daily	278,224	335,046	360,038	384,479	391,159	405,279

Cumulative total variable at floor	$374,482	$445,994	$482,326	$512,593	$521,186	$546,349

	December 31, 2013

	Move in Index Rate (bps)

	+100	+150	+200	+250	+300	+350

	(dollars in thousands)
Cumulative variable daily	$6,555	$12,567	$37,014	$56,348	$76,266	$98,612
Cumulative variable other than daily	31,639	90,385	162,288	199,045	229,478	260,668

Cumulative total variable at floor	$38,194	$102,952	$199,302	$255,393	$305,744	$359,280

As interest rates began to fall at the end of the last decade, the Company moved to protect net interest margin by implementing floors on new loan originations. Management believes this strategy proved successful in insulating net interest margin in the declining interest rate environment experienced over the last several years. However, as we look forward into a likely rising rate environment, management believes that these loan floors could result in compression of net interest margin and potentially a decline in net interest income. As such, the Company began lowering the floor rates on new and renewed loans over the last couple of years to reduce the level of market interest rate movement required to adjust above floor rates and return those loans to a fully variable interest rate profile.

Item 8.   Consolidated Financial Statements and Supplementary Data

Heritage Oaks Bancorp
and Subsidiaries

Audited Consolidated Financial Statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

Management's Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on that assessment, the Company's management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

As permitted, management has excluded the operations of Mission Community Bancorp acquired during 2014, which is described in Note 2. Business Combination of the Consolidated Financial Statements, from the scope of management's report on internal control over financial reporting.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2014, has issued an audit report on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board that appears on page 64.

Report of Independent Registered Public Accounting Firm

Board of Directors
Heritage Oaks Bancorp
Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and cash flows for the years ended December 31, 2014, 2013 and 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013) . The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Company has excluded the operations of Mission Community Bancorp acquired during 2014, which is described in Note 2. Business Combination of the Consolidated Financial Statements, from the scope of management's report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013).

/s/Crowe Horwath LLP

Sacramento, California
March 6, 2015

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2014	2013

	(dollars in thousands except per share data)
Assets
Cash and due from banks	$12,548	$11,336
Interest earning deposits in other banks	23,032	14,902

Total cash and cash equivalents	35,580	26,238
Investment securities available for sale, at fair value	355,580	276,795
Loans held for sale, at lower of cost or fair value	2,586	2,386
Gross loans held for investment	1,193,483	827,484
Net deferred loan fees	(1,445)	(1,281)
Allowance for loan and lease losses	(16,802)	(17,859)

Net loans held for investment	1,175,236	808,344
Premises and equipment, net	37,820	24,220
Premises held for sale	1,978	–
Deferred tax assets, net	24,920	21,624
Bank-owned life insurance	24,711	15,826
Federal Home Loan Bank stock	7,853	4,739
Goodwill	24,885	11,237
Other intangible assets	5,347	1,344
Other assets	13,631	10,898

Total assets	$1,710,127	$1,203,651

Liabilities
Non-interest bearing deposits	$461,479	$291,856
Interest bearing deposits	933,325	682,039

Total deposits	1,394,804	973,895
Short term FHLB borrowing	25,000	29,000
Long term FHLB borrowing	70,558	59,500
Junior subordinated debentures	13,233	8,248
Other liabilities	8,592	6,581

Total liabilities	1,512,187	1,077,224
Commitments and contingencies (see Note 15)
Shareholders' equity
Preferred stock, 5,000,000 shares authorized:
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 348,697 shares and 1,189,538 shares at December 31, 2014 and 2013, respectively.	1,056	3,604
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 33,905,060 shares and 25,397,780 shares at December 31, 2014 and 2013, respectively	164,196	101,511
Additional paid in capital	6,984	6,020
Retained earnings	24,772	18,717
Accumulated other comprehensive income (loss), net of tax (benefit) of $677 and ($2,395) as of December 31, 2014 and 2013, respectively.	932	(3,425)

Total shareholders' equity	197,940	126,427

Total liabilities and shareholders' equity	$1,710,127	$1,203,651

The accompanying notes are an integral part of these Consolidated Financial Statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Interest Income
Loans, including fees	$56,145	$39,610	$39,278
Investment securities	7,238	5,476	6,896
Other interest-earning assets	705	307	147

Total interest income	64,088	45,393	46,321
Interest Expense
Deposits	3,567	2,860	2,988
Other borrowings	1,590	1,007	830

Total interest expense	5,157	3,867	3,818

Net interest income before provision for loan losses	58,931	41,526	42,503
Provision for loan and lease losses	–	–	7,681

Net interest income after provision for loan and lease losses	58,931	41,526	34,822
Non-Interest Income
Fees and service charges	5,312	4,529	4,350
Net gain on sale of mortgage loans	1,330	2,282	3,298
Other mortgage fee income	290	642	965
Gain on sale of investment securities	646	3,926	2,619
Other income	1,997	1,496	1,316

Total non-interest income	9,575	12,875	12,548
Non-Interest Expense
Salaries and employee benefits	23,476	18,977	18,304
Occupancy and equipment	6,576	4,891	4,900
Information technology	3,025	2,582	2,553
Professional services	4,801	2,833	3,546
Regulatory assessments	1,164	1,007	1,596
Sales and marketing	843	584	690
Foreclosed asset costs and write-downs	179	180	334
Provision for mortgage loan repurchases	127	570	1,192
Amortization of intangible assets	1,057	400	342
Merger, restructure, and integration	9,190	1,051	–
Other expense	4,354	3,488	2,674

Total non-interest expense	54,792	36,563	36,131

Income before income taxes	13,714	17,838	11,239
Income tax expense	4,749	6,997	(1,798)

Net income	8,965	10,841	13,037
Dividends and accretion on preferred stock	168	898	1,470

Net income available to common shareholders	$8,797	$9,943	$11,567

Earnings Per Common Share
Basic	$0.27	$0.38	$0.44
Diluted	$0.27	$0.37	$0.44

The accompanying notes are an integral part of these Consolidated Financial Statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Net income	$8,965	$10,841	$13,037
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	8,075	(8,565)	8,544
Reclassification for net (gains) on investments included in net income	(646)	(3,926)	(2,619)

Other comprehensive income (loss), before income tax expense (benefit)	7,429	(12,491)	5,925
Income tax expense (benefit) related to items of other comprehensive income	3,072	(5,141)	2,438

Other comprehensive income (loss)	4,357	(7,350)	3,487

Comprehensive income	$13,322	$3,491	$16,524

The accompanying notes are an integral part of these Consolidated Financial Statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

		Common Stock
				Additional Paid-In Capital		Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
	Preferred Stock	Number of Shares	Amount		Retained Earnings

	(dollars in thousands, except per share data)
Balance, December 31, 2011	$23,764	25,145,717	$101,140	$7,006	$(2,794)	$438	$129,554

Accretion on Series A preferred stock	376				(376)		–
Dividends declared on Series A preferred stock					(1,094)		(1,094)
Exercise of stock options		56,056	183				183
Share-based compensation expense				331			331
Tax impact of share-based compensation			31				31
Issuance of restricted share awards		112,137					–
Forfeiture of restricted share awards		(6,800)					–
Net income					13,037		13,037
Other comprehensive income						3,487	3,487

Balance, December 31, 2012	$24,140	25,307,110	$101,354	$7,337	$8,773	$3,925	$145,529

Repurchase of Series A preferred stock	(20,725)			(275)			(21,000)
Repurchase of warrants				(1,575)			(1,575)
Accretion on Series A preferred stock	189				(189)		–
Dividends declared on Series A preferred stock					(708)		(708)
Exercise of stock options		33,757	138				138
Issuance of restricted share awards		72,786					–
Forfeiture of restricted share awards		(15,873)					–
Tax impact of share-based compensation			19				19
Share-based compensation expense				533			533
Net income					10,841		10,841
Other comprehensive loss						(7,350)	(7,350)

Balance, December 31, 2013	$3,604	25,397,780	$101,511	$6,020	$18,717	$(3,425)	$126,427

Issuance of common stock in merger		7,541,326	60,255				60,255
Repurchase of shares		(51,732)	(387)				(387)
Stock issuance costs				(381)			(381)
Partial conversion of Series C preferred stock	(2,548)	840,841	2,548	168	(168)		–
Dividends declared ($0.08 per share)					(2,742)		(2,742)
Exercise of stock options		68,339	269				269
Share-based compensation expense				993			993
Tax impact of share-based compensation				184			184
Issuance of restricted share awards		134,368					–
Forfeiture of restricted share awards		(25,862)					–
Net income					8,965		8,965
Other comprehensive income						4,357	4,357

Balance, December 31, 2014	$1,056	33,905,060	$164,196	$6,984	$24,772	$932	$197,940

The accompanying notes are an integral part of these Consolidated Financial Statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Cash flows from operating activities:
Net income	$8,965	$10,841	$13,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,829	1,368	1,348
Provision for loan losses	–	–	7,681
Write-downs on premises and equipment held for sale	880	–	–
Amortization of premiums / discounts on investment securities, net	4,785	4,196	3,514
Amortization of intangible assets	1,057	400	342
Accretion of discount on acquired and purchased loans, net	(2,488)	–	–
Amortization of premium on borrowings	168	–	–
Share-based compensation expense	993	533	331
Gain on sale of available for sale securities	(646)	(3,926)	(2,619)
Originations of loans held for sale	(81,748)	(139,075)	(189,748)
Proceeds from sale of loans held for sale	82,878	161,520	192,444
Gain on sale of loans held for sale	(1,330)	(2,282)	(3,298)
Net increase in bank owned life insurance	(622)	(477)	(514)
Decrease (increase) in deferred tax asset	5,407	5,448	(540)
Deferred tax assets valuation allowance adjustment	–	–	(5,605)
Gain on sale of foreclosed collateral	–	–	(199)
Tax impact of share-based compensation	(184)	(19)	(31)
(Increase) decrease in other assets and other liabilities	48	1,155	(4,486)

Net cash provided by operating activities	19,992	39,682	11,657
Cash flows from investing activities:
Net cash and cash equivalents acquired in MISN merger	28,891	–	–
Purchase of securities, available for sale	(168,339)	(210,127)	(235,333)
Sale of securities, available for sale	129,074	161,181	140,163
Proceeds from principal paydowns of securities, available for sale	39,928	47,074	49,500
Proceeds from the sale of premises and equipment held for sale	3,590	–	19
Purchase of FHLB stock	(941)	(164)	110
Increase in loans, net	(86,233)	(140,932)	(55,498)
Recoveries on previously charged-off loans	857	1,767	2,356
Purchase of property, premises and equipment, net	(6,456)	(9,632)	(11,820)
Proceeds from sale of foreclosed collateral	1,628	1,374	1,799
Net cash received in branch acquisition	–	–	25,985

Net cash used in investing activities	$(58,001)	$(149,459)	$(82,719)

(Continued on next page)

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Cash flows from financing activities:
Increase in deposits, net	$49,408	$103,025	$58,085
Proceeds from Federal Home Loan Bank borrowing	70,000	234,500	240,500
Repayments of Federal Home Loan Bank borrowing	(69,000)	(212,500)	(225,500)
Proceeds from exercise of stock options, including tax benefits	453	157	214
Stock issuance costs	(381)	–	–
Dividends declared on common stock	(2,742)	–	–
Dividends on Series A preferred stock	–	(708)	(3,013)
Repurchase of common stock	(387)	–	–
Retirement of Series A preferred stock and related warrants	–	(22,575)	–

Net cash provided by financing activities	47,351	101,899	70,286

Net increase (decrease) in cash and cash equivalents	9,342	(7,878)	(776)
Cash and cash equivalents, beginning of period	26,238	34,116	34,892

Cash and cash equivalents, end of period	$35,580	$26,238	$34,116

Supplemental Cash Flow Information
Cash Flow Information
Interest paid	$4,995	$3,821	$4,081
Income taxes paid	$600	$2,100	$4,835
Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$7,428	$(12,489)	$5,925
Loans transferred to foreclosed collateral	$1,564	$1,374	$769
Land and buildings transferred to held for sale	$2,916	$–	$–
Accretion of preferred stock discount	$168	$189	$376
Common stock issued in MISN Transaction	$60,255	$–	$–

The accompanying notes are an integral part of these Consolidated Financial Statements.

Note 1. Summary of Significant Accounting Policies

The accounting and reporting policies of Heritage Oaks Bancorp (the "Company") and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. A summary of the Company's significant accounting and reporting policies consistently applied in the preparation of the accompanying Consolidated Financial Statements follows:

Principles of Consolidation

The Consolidated Financial Statements of the Company include the holding company ("Bancorp") and its wholly owned subsidiaries, Heritage Oaks Bank, (the "Bank") and CCMS Systems, Inc. (an inactive entity). Inter-company balances and transactions have been eliminated.

Nature of Operations

The Bank, which is the Company's sole operating subsidiary, operates branches within San Luis Obispo and Santa Barbara Counties and has a loan production office in Ventura County. The Bank offers traditional banking products such as checking, savings, money market account and certificates of deposit, as well as mortgage loans and commercial and consumer loans to customers who are predominately small to medium-sized businesses and individuals. As such, the Company is subject to a concentration risk associated with its banking operations in San Luis Obispo and Santa Barbara Counties, and to a lesser degree Ventura County. No one customer accounts for more than 10% of revenue or assets in any period presented and the Company has no assets nor does it generate any revenue from outside of the United States. While the chief decision-makers of the Company monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications

Certain amounts in the 2012 and 2013 Consolidated Financial Statements have been reclassified to conform to the 2014 presentation. These reclassifications did not have any effect on the prior years' reported net income or shareholders' equity.

Investment in Non-Consolidated Subsidiaries

The Company accounts for its investment in Heritage Oaks Capital Trust II, Mission Community Capital Trust I, and Santa Lucia Bancorp (CA) Capital Trust, as unconsolidated subsidiaries using the equity method of accounting, as the Company is not the primary beneficiary of the trust. Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust were acquired as part of the acquisition of Mission Community Bancorp on February 28, 2014. The sole purpose of each of these trusts is for the issuance of trust preferred securities.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired through foreclosure, the carrying value of the Company's deferred tax assets and estimates used in the determination of the fair value of certain financial instruments, assets and liabilities acquired in business combinations, and accruals for restructuring activities, as described in Note 16. Restructuring Activities, of these Consolidated Financial Statements.

Note 1. Summary of Significant Accounting Policies – continued

In connection with the determination of the allowance for loan and lease losses and the value of foreclosed real estate, management obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans and leases, and foreclosed real estate and collateral, future additions to the allowance for loan and lease losses may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses and foreclosed real estate.

These agencies may require the Company to recognize additions to the allowance for loan and lease losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan and lease losses and foreclosed real estate may change in future periods. See also Note 5. Loans and Allowance for Loan and Lease Losses, of these Consolidated Financial Statements.

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

The degree of judgment utilized in measuring the fair value of financial instruments, and assets and liabilities acquired in business combinations generally correlates to the level of pricing observability. Financial instruments, and acquired assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments, and acquired assets and liabilities rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value. Observable pricing is impacted by a number of factors, including the type of asset or liability, whether the asset or liability is new to the market and not yet established, and the characteristics specific to the transaction. See also Note 2. Business Combination, and Note 3. Fair Value of Assets and Liabilities, of these Consolidated Financial Statements.

Business Combinations and Related Matters

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion charges, are expensed as incurred. The Company applied this guidance to the acquisition of Mission Community Bancorp that was consummated on February 28, 2014. The Company's Consolidated Financial Statements reflect the operations of Mission Community Bancorp from March 1, 2014, through December 31, 2014.

Disclosure about Fair Value of Financial Instruments

The Company's estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Note 1. Summary of Significant Accounting Policies – continued

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

Level 1 – Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities may include debt and equity securities that are traded in an active exchange market and that are highly liquid and are actively traded in over the counter markets.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments the value for which is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Investments in Securities Available for Sale

Fair values are based upon quoted market prices, where available. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supported by a valuation model. The fair value of newly issued securities, for which there is not a sufficient history of market transactions on which to base a fair value determination under Level 1 or 2 of the hierarchy, are initially valued under Level 3 of the hierarchy. At such time that sufficient history of market transactions is established, the securities' fair value is determined under Level 1 or 2 of the hierarchy and accordingly the security is transferred out of Level 3 and into the applicable level.

Note 1. Summary of Significant Accounting Policies – continued

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

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral, which is based on the appraised value of the collateral less any estimated costs to sell. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values based on Company specific experience with similar collateral, the Company records impaired loans as non-recurring Level 3. At December 31, 2014, a majority of the Company's impaired loans were evaluated based on the fair value of their underlying collateral as determined by the most recent appraisal available to management.

Other Real Estate Owned and Foreclosed Collateral

Other real estate owned and foreclosed collateral are adjusted to fair value, less any estimated costs to sell, at the time the loans are transferred into this category. The fair value of these assets is based on independent appraisals, observable market prices for similar assets, or management's estimation of value. When the fair value is based on independent appraisals or observable market prices for similar assets, the Company records other real estate owned or foreclosed collateral as non-recurring Level 2 assets. When appraised values are not available, there is no observable market price for similar assets, or management determines the fair value of the asset is further impaired below appraised values or observable market prices based on Company specific experience with similar assets, the Company records other real estate owned or foreclosed collateral as non-recurring Level 3 assets. The most common adjustment to reported appraised values of collateral is a monthly discount linked to the passage of time since the last appraisal. This discount factor ranges between 1% and 3% per month and is consistent with that used in the appraisals to discount for the passage of time between the transaction date for comparable properties used in the appraisal and the appraisal date.

Federal Home Loan Bank Advances

The fair value disclosed for FHLB advances is determined by discounting contractual cash flows at current market interest rates for similar instruments.

Non-Interest Bearing Deposits

The fair values disclosed for non-interest bearing deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).

Note 1. Summary of Significant Accounting Policies – continued

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

Recent Accounting Pronouncements

Recent Accounting Guidance Not Yet Effective

On January 17, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors. This ASU provides clarification that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of this amendment on the Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The amendments within this update are effective for the quarter ending March 31, 2017. The Company is currently in the process of evaluating the impact of the adoption of this update, but does not expect a material impact on the Company's Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-14 Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration ("FHA"), the U.S. Department of Housing and Urban

Note 1. Summary of Significant Accounting Policies – continued

Development ("HUD"), and the U.S. Department of Veterans Affairs ("VA"). Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed. Under the provisions of this update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure, (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments within this update are effective for annual and interim periods beginning after December 15, 2014. The Company does not believe the adoption of this update will have a material impact of the Company's Consolidated Financial Statements.

Cash and Cash Equivalents

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. In management's opinion, the Bank is in compliance with the reserve requirements as of December 31, 2014. The Company maintains amounts due from banks that exceed federally insured limits. Historically the Company has not experienced any losses in such accounts. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. Generally, interest bearing balances due from banks represent excess liquidity that the Company and/or Bank invests through other institutions overnight.

Investment Securities Available for Sale

The Company's investment securities are classified as available for sale and are measured at fair value, with changes in unrealized gains and losses, net of applicable taxes, reported as a separate component of shareholders' equity. The fair values of most securities that are designated available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model. Gains or losses on sales of investment securities are determined on the specific identification method and recorded as a component of non-interest income. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities and recognized in interest income.

Other than Temporary Impairment ("OTTI")

The Company periodically evaluates investments in the portfolio for other than temporary impairment and more specifically when conditions warrant such an evaluation. When evaluating whether impairment is other than temporary, the Company considers, among other things, the following: (1) the length of time the security has been in an unrealized loss position, (2) the extent to which the security's fair value is less than its cost, (3) the financial condition of the issuer, (4) any adverse changes in ratings issued by various rating agencies, (5) the intent and ability of the Company to hold such securities for a period of time sufficient to allow for any anticipated recovery in fair value and (6) in the case of mortgage related securities, credit enhancements, loan-to-values, credit scores, delinquency and default rates, cash flows and the extent to which those cash flows are within management's initial expectations based on pre-purchase analyses.

When an investment is deemed to be other than temporarily impaired, the Company is required to assess whether it has the intent to sell the investment, or if it is more likely than not that it will be required to sell the investment before its anticipated recovery of its full basis in the security. If the Company does not intend, nor anticipates it will be required to sell the investment, it must still perform an evaluation of future cash flows it expects to receive from the investment to determine if a credit loss has occurred. The evaluation includes future cash flows from the investment the Company expects to collect, based on an assessment of all available information about the applicable investment. The Company considers such factors as: the structure of the

Note 1. Summary of Significant Accounting Policies – continued

security and the Company's position within that structure, the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security, expected changes in real estate prices, and assumptions regarding interest rates, to determine whether the Company will recover the remaining amortized cost basis of the security. In the event that a credit loss has been projected to have occurred, only the amount of impairment related to the credit loss is recognized through earnings. OTTI amounts related to all other factors, such as market conditions, are recorded as a component of accumulated other comprehensive income.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") and as a condition of membership, the Bank is required to purchase stock in the FHLB. The required ownership of FHLB stock is based on the level of borrowing the Bank has obtained from the FHLB. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. There have been no events that would suggest that an impairment in the carrying value of the stock has occurred as of December 31, 2014. Dividends received on the FHLB stock are reported as a component of interest income.

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

Loans on which the accrual of interest has been discontinued are designated as non-accruing loans. The accrual of interest on loans is discontinued when principal and/or interest is past due 90 days based on contractual terms of the loan and/or when, in the opinion of management, there is reasonable doubt as to collectability unless such loans are well secured and in the process of collection. This policy is consistently applied to all portfolio segments. When loans are placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Interest income generally is not recognized on specific non-accruing loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally applied as a reduction to the loan principal balance. Interest accruals are resumed only when the loan is brought current with respect to interest and principal and when, in the judgment of management, all remaining principal and interest is estimated to be fully collectable, there has been at least six months of sustained repayment performance since the loan was placed on non-accrual status and/or management believes, based on current information, that such loan is no longer impaired. When a loan is returned to accrual status from non-accrual status, the interest that had been accumulated while on non-accrual status is not recognized until such time as the loan is repaid in full.

The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Measurement of impairment is based on expectations of future cash flows which are discounted at the loan's original effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the

Note 1. Summary of Significant Accounting Policies – continued

measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans. All loans are generally charged-off, either partially or fully, at such time that it is highly certain a loss has been realized.

Acquired Loans and Leases

Loans and leases acquired through purchase or through a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Should the Company's allowance for loan and lease losses methodology indicate that the credit discount associated with acquired, non-purchased credit impaired loans, is no longer sufficient to cover probable losses inherent in those loans, the Company will establish an allowance for those loans through a charge to provision for loan and lease losses. Acquired loans are evaluated upon acquisition for evidence of deterioration in credit quality since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. Such loans are classified as purchased credit impaired loans ("PCI loans"), while all other acquired loans are classified as non-PCI loans.

The Company has elected to account for PCI loans on an individual loan level. The Company estimates the amount and timing of expected cash flows for each loan. The expected cash flow in excess of the loan's carrying value, which is fair value on the date of acquisition, is referred to as the accretable yield, and is recorded as interest income over the remaining expected life of the loan. The excess of the loan's contractual principal and interest over expected cash flows is referred to as the non-accretable difference, and is not recorded in the Company's Consolidated Financial Statements.

Quarterly, management performs an evaluation of expected future cash flows for PCI loans. If current expectations of future cash flows are less than management's previous expectations, other than due to decreases in interest rates and prepayment assumptions, an allowance for loan and leases losses is recorded with a charge to current period earnings through provision for loan and lease losses. If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company would first reduce any previously established allowance for loan and lease losses, and then record an adjustment to interest income through a prospective increase in the accretable yield.

Allowance for Loan and Lease Losses ("ALLL")

The Company manages credit risk not only through extensive risk analyses performed prior to a loan's approval, but also through the ongoing monitoring of loans within the portfolio, and more specifically certain types of loans that generally involve a greater degree of risk, such as commercial real estate, commercial lines of credit, and construction/land loans. The Company monitors loans in the portfolio through an exhaustive internal process, at least quarterly, as well as with the assistance of independent loan reviews. These reviews generally not only focus on problem loans, but also internally rated "pass" credits within certain pools of loans that may be expected to experience stress due to economic conditions. This process allows the Company to validate credit risk grade ratings, underwriting structure, and the Company's estimated exposure in the current economic environment as well as enhance communications with borrowers where necessary in an effort to mitigate potential future losses. All significant problem loans are analyzed in detail at least quarterly, in order to properly estimate potential exposure to loss associated with these loans in a timely manner.

Each segment of loans in the portfolio possess varying degrees of risk, based on, among other things, the type of loan being made, the purpose of the loan, the type of collateral securing the loan, and the sensitivity the borrower has to changes in certain external factors such as economic conditions. The following provides a

Note 1. Summary of Significant Accounting Policies – continued

summary of the risks associated with various segments of the Company's loan portfolio, which are factors management regularly considers when evaluating the adequacy of the ALLL:

  •
  Real estate secured – consist primarily of loans secured by commercial real estate, multi-family, farmland, and 1 to 4 family residential properties. Also included in this segment are equity lines of credit secured by real estate. As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lie primarily within that loan type. Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties. These factors, in conjunction with a decline in real estate prices, may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company's recorded investment in the loan.

  •
  Commercial and Industrial – consist primarily of commercial and industrial loans (business lines of credit), agriculture loans, and other commercial purpose loans. Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made. Adverse changes in economic conditions may result in a decline in business activity, which can impact a borrower's ability to continue to make scheduled payments. The risk of repayment of agriculture loans arises largely from factors beyond the control of the Company or the related borrower, such as commodity prices and weather conditions.

  •
  Construction and Land segments – although construction and land loans generally possess a higher inherent risk of loss than other portfolio segments, improvements in the mix, collateral and nature of loans in this segment have resulted in an improvement in the risk profile of this segment of the portfolio. Risk arises from the necessity to complete projects within specified cost and time limits. Trends in the construction industry may also impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of future construction projects.

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

ALLL Model Methodology

The ALLL is maintained at a level which, in management's judgment, is appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALLL is based on management's evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified balances and specific impaired loans, and economic conditions and the related impact on specific borrowers and industry groups. The ALLL is increased by provisions for loan losses, which are charged to earnings and reduced by charge-offs, net of recoveries. Changes in the ALLL relating to impaired loans, including troubled debt restructurings ("TDRs"), are charged or credited to the provision for loan and lease losses. Because of uncertainties inherent in the estimation process, management's estimate of probable credit losses inherent in the loan portfolio and the related allowance may change.

The nature of the process in which management determines the appropriate level of the ALLL involves the exercise of considerable judgment and the use of estimates. While management utilizes its best judgment and all available information in determining the adequacy of the ALLL, the ultimate adequacy of the ALLL is dependent upon a variety of factors beyond the Company's control, including but not limited to, the

Note 1. Summary of Significant Accounting Policies – continued

performance of the loan portfolio, changes in current and future economic conditions and the view of regulatory agencies regarding the level of classified assets. Weakness in economic conditions and any other factor that may adversely affect credit quality, result in higher levels of past due and non-accruing loans, defaults, and additional loan charge-offs, which may require additional provisions for loan losses in future periods and a higher balance in the Company's ALLL. The ALLL, as more fully described below, is comprised of two components: general reserves and specific loan reserves.

General Reserves – The general reserve component of the ALLL, which is not attributable to loans specifically identified as impaired, is determined through a two-step process. First a quantitative allocation is determined by pooling performing loans by collateral type and purpose. These pools of loans are then further segmented by an internal risk grading system that classifies loans as: pass, special mention, substandard and doubtful. The Company's risk grade system allows management, among other things, to identify the risk associated with each loan, and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are generally assigned based on information concerning the borrower and the strength of the collateral. Risk grades are reviewed regularly by the Company's credit committee and are scrutinized by independent loan reviews performed semi-annually, as well as by regulatory agencies during scheduled examinations. Once credit risk grades have been assigned, estimated loss rates are then applied to each segment according to risk grade to determine the amount of the general portfolio allocation.

Estimated loss rates are determined through an analysis of historical losses for each segment of the loan portfolio, based on the Company's prior experience with such loans. The following provides brief definitions for credit risk grade ratings assigned to loans in the portfolio:

  •
  Pass – credits that have strong credit quality with adequate collateral or secondary source of repayment and little existing or known weaknesses. However, pass may include credits with exposure to certain potential factors that may adversely impact the credit, if they materialize, resulting in these credits being put on a watch list to monitor more closely than other pass rated credits. Such factors may be credit / relationship specific or general to an entire industry.

  •
  Special Mention – credits that have potential weaknesses that deserve management's close attention. If not corrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit at some future date.

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

The second component of the general reserve allocation of the ALLL is the qualitative allocation, and is determined by estimates the Company makes in regard to certain internal and external factors that may have either a positive or negative impact on the overall losses inherent in the loan portfolio. Internal factors include trends in credit quality of the loan portfolio, the existence and the effects of concentrations, the composition and volume of the loan portfolio and the scope and frequency of the loan review process as well as any other factor determined by management to have an impact on the credit quality of the loan portfolio. External factors include local, state and national economic and business conditions. While management regularly reviews the

Note 1. Summary of Significant Accounting Policies – continued

estimated impact these internal and external factors are expected to have on the loan portfolio, there can be no assurance that an adverse change in any one or combination of these factors will not be in excess of management's expectations.

Specific Loan Reserves – The specific reserve component of the ALLL is determined through the measurement of impairment on certain loans that have been identified as impaired during each reporting period.

A comprehensive analysis is performed at the time a loan is deemed impaired, which includes obtaining updated financial information regarding the borrower, obtaining updated appraisals on any collateral securing the loan and ultimately determining the extent to which the loan is impaired. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by third party valuation experts. Once the amount of impairment on specific impaired loans has been determined, the Company establishes a corresponding valuation allowance which then becomes a component of the Company's specific loan reserve in the ALLL.

In certain instances the Company may work with the borrower to modify the terms of the loan agreement or otherwise restructure the loan in a way that would allow the borrower to continue to perform under the modified terms of the loan agreement. In those instances where modifications are made to loans, for which the borrower is experiencing financial difficulty and the Company has granted the borrower a concession that it would not have otherwise considered, the modifications constitute a TDR. Concessions may include a reduction in the contractual rate of interest, extension payments or maturity, and/or a combination of other actions designed to maximize collection efforts. The Company's policy for monitoring loan modifications for potential TDRs is focused on loans risk graded as special mention, substandard or doubtful. TDRs are considered impaired loans and require the Company to measure the amount of impairment, if any, and establish an ALLL for the loan at the time the loan is restructured.

Impaired Loans

A loan is identified as impaired when, based on all available information, the loan is no longer performing according to the original contractual terms of the loan agreement. The Company performs a review of all significant problem loans. If based on this review it is determined that the loan is impaired, the Company obtains updated appraisal information on the underlying collateral for collateral dependent loans and updated cash-flow information if the loan is unsecured or primarily dependent on future operating or other cash flows. Once the updated financial information is obtained and analyzed by management, a valuation allowance, if necessary, is established against the loan or a loss is recognized by a charge to the ALLL. Therefore, at the time a loan is considered impaired a valuation allowance typically has already been established or balances deemed uncollectable have been charged-off.

When a borrower discontinues making payments according to the original contractual terms of the loan agreement, the Company must determine if it is appropriate to continue the accrual of interest on the loan. Generally, the Company places loans on non-accrual status and ceases the recognition of interest income when a loan has become delinquent 90 days or more, and/or when management believes the collection of all contractually required amounts is unlikely. Therefore, the Company generally places impaired loans on non-accrual status due to doubt surrounding the ultimate collection of contractual amounts due.

Loans typically move to non-accrual status from the Company's substandard risk grade. When a loan is first classified as substandard, the Company performs a review of the loan in order to determine if the loan is impaired. If upon a loan's migration to non-accruing status, the financial information on the borrower previously obtained while the loan was classified as substandard is deemed to be outdated, the Company typically orders new appraisals on underlying collateral or obtains the most recent cash-flow information in order to have the most current indication of fair value. For collateral dependent loans, if a complete appraisal is expected to take a significant amount of time to complete, the Company may also rely on a broker's price opinion or other

Note 1. Summary of Significant Accounting Policies – continued

meaningful market data, such as comparable sales, in order to derive its best estimate of a property's fair value, while waiting for an appraisal at the time of the decision to classify the loan as substandard and/or non-accruing.

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

In those cases where management has determined that it is in the best interest of the Bank to attempt to broker a troubled loan rather than to continue to hold it in its portfolio, additional charge-offs may be realized as distressed loan buyers that typically purchase these types of loans tend to require a higher rate of return than would be built into the Company's traditional hold to maturity model, resulting in the sales price for these loans being less than the adjusted carrying cost.

Loan Charge-offs

The Company typically moves to charge-off loan balances when the loan becomes 90 days past due, unless it is well secured and in the process of collection. The Company may also move to charge-off a loan when based on various evidence, it believes those balances are no longer collectable. Evidence may include updated information related to a borrower's financial condition or updated information related to collateral securing the loan. If a loan's credit quality deteriorates to the point that collection of principal through traditional means is believed by management to be doubtful, and management determines there is value in the collateral securing the loan through obtaining periodic appraisals, the Company generally takes steps to protect and liquidate the collateral.

Any loss resulting from the difference between the Company's recorded investment in the loan and the fair market value of the collateral obtained through repossession is recognized by a charge to the ALLL. For most real estate and commercial loans, the Company generally recognizes a charge-off to bring the carrying balance of the loan down to the estimated fair value of the underlying collateral or some other determination of fair value when: (i) management determines that the asset is no longer collectable, (ii) repayment prospects for the credit have become unclear and/or are likely to occur over a time-frame the Company deems to be no longer reasonable, (iii) the loan or portion of the loan has been deemed a loss by the Company's internal review and/or independent review functions, or has been deemed a loss by regulatory examiners, (iv) the borrower has or is in the process of filing for bankruptcy. The Company's charge-off policy is consistently applied to all portfolio segments.

The Company may defer charge-off on a loan, due to certain factors the Company has identified that may work to its benefit in minimizing potential losses. Those factors may include: working with the borrower to restructure the loan in an effort to bring about a more favorable outcome, the identification of an additional source of repayment, sufficient collateral to cover the Company's recorded investment in the loan, or any other identified factor that may work to strengthen the credit and reduce the potential for loss.

Appraisals for Loans Secured by Real Estate Collateral

For loan commitments greater than $0.5 million and a remaining term greater than one year at the loan's anniversary date, the Bank has a policy to perform an annual review of the borrower's financial condition and of any real estate securing the loan. This review includes, among other things, a physical inspection of the real estate securing the loan, an analysis of any related rent rolls, an analysis of all borrower and guarantor tax returns and financial statements. This information is used internally by the Bank to validate all covenants and the risk grade assigned to the loan. If during the review process the Bank learns of additional information that would suggest that the borrower's ability to repay has deteriorated since the original underwriting of the loan,

Note 1. Summary of Significant Accounting Policies – continued

and repayment may now be dependent on liquidation of the collateral, an additional independent appraisal of the collateral is requested. If based on the updated appraisal information it is determined the value of the collateral is impaired and the Bank no longer expects to collect all previously determined amounts related to the loan as stipulated in the loan's original agreement, the Bank typically moves to establish a valuation allowance for the loan or charge-off such differences.

In general, once a loan is deemed to be impaired and/or the loan was downgraded to substandard status, the loan becomes the responsibility of the Bank's Special Assets department, which provides more diligent oversight of problem credits. This oversight includes, among other things, a review of all previous appraisals of collateral securing such loans and determining in the Bank's best judgment if those appraisals still represent the current fair value of the loan. Additional appraisals may be ordered at this time and annually thereafter, if deemed necessary.

Reserve for Off-Balance Sheet Loan Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding. Estimated losses related to these commitments are not included in the allowance for loan losses reported in Note 5. Loans and the Allowance for Loan and Lease Losses, of these Consolidated Financial Statements. Instead they are accounted for as a separate loss contingency reserve within other liabilities on the Company's Consolidated Balance Sheets and related adjustments to this reserve are as a charge to earnings included in other non-interest expense on the Consolidated Statements of Income. Losses are experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a party that may not be as financially sound in the current period as it was when the commitment was originally made.

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

Income Taxes

Income taxes reported in the Consolidated Financial Statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in the financial statement or tax returns. The measurement of tax assets and liabilities is based on the provisions of enacted tax laws. The Company files consolidated federal and combined state income tax returns. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.

The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of operations. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. In making the determination whether a deferred tax asset is more likely than not to be realized, management performs a quarterly evaluation of all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences,

Note 1. Summary of Significant Accounting Policies – continued

projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. See also Note 7. Income Taxes, of these Consolidated Financial Statements for additional information related to deferred income taxes.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These Bank Owned Life Insurance ("BOLI") policies are recorded in the consolidated balance sheets at their cash surrender value. Income and expense from these policies and changes in the cash surrender value are recorded in non-interest income and non-interest expense in the consolidated statements of income.

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

The Company applies a qualitative analysis of conditions that might indicate that impairment of goodwill is more likely than not to have occurred. In the event that the qualitative analysis suggests that an impairment may have occurred, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2014.

Other Real Estate Owned

Real estate and other property acquired in full or partial settlement of loan obligations is referred to as other real estate owned ("OREO"). OREO is originally recorded in the Company's Consolidated Financial Statements at fair value less any estimated costs to sell. When property is acquired through foreclosure or surrendered in lieu of foreclosure, the Company measures the fair value of the property acquired against its recorded investment in the loan. If the fair value of the property at the time of acquisition is less than the recorded investment in the loan, the difference is charged to the allowance for loan losses. Any subsequent declines in the fair value of OREO are recorded against a valuation allowance for foreclosed assets, established through a charge to non-interest expense. All related operating or maintenance costs are charged to non-interest expense as incurred. Any subsequent gains or losses on the sale of OREO are recorded in other income.

Federal Home Loan Bank Borrowings

The Company may borrow from the FHLB at competitive rates, which typically approximate the London Inter-Bank Offered Rate ("LIBOR") for the equivalent term because they are secured with investments in high quality loans. Interest is accrued on a monthly basis based on the outstanding borrowing's interest rate and is included in interest expense on other borrowings.

Salary Continuation Plan Agreements

The Company has entered into salary continuation plan agreements with certain executive and senior officers. The measurement of the liability under these agreements is estimated using a discounted cash flow model,

Note 1. Summary of Significant Accounting Policies – continued

which includes estimates involving the length of time before retirement, estimated long-term discount rates based on the Bank's long-term borrowing rates at the time the agreement is executed, and expected benefit levels. Should these estimates vary substantially from actual events, the level of expense recognized in the future to provide these benefits could materially vary.

Comprehensive Income

Changes in the unrealized gain (loss) on available for sale securities net of income taxes was the only component of accumulated other comprehensive income for the Company for the years ended December 31, 2014, 2013 and 2012.

Share-Based Compensation

The Company grants incentive and non-qualified stock options, as well as restricted stock to directors and employees as a form of compensation. U.S. GAAP requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees' requisite service period (generally the vesting period). The Company uses a straight-line method for the recognition of all share-based compensation expense.

The amount of compensation expense to be recognized for options is based on the fair value of the options, utilizing a Black-Scholes option pricing model, at the date of the grant. The fair value for option grants is estimated based on the length of their term, the volatility of the stock price in past periods, and other factors. See also Note 12. Share-Based Compensation Plans, of these Consolidated Financial Statements for additional information related to share-based compensation.

A valuation model is not used for pricing restricted stock because the value is based on the closing price of the Company's stock on the grant date. The amount of expense to be recognized for restricted stock grants is calculated as the number of shares granted multiplied by the stock price. The employee receives any dividends paid on the stock from the time of grant, but receives the restricted stock only when the vesting period has lapsed.

Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common and participating preferred shares outstanding for the reporting period, including the Series C Preferred Stock. In periods when the Company generates a net loss, preferred shares are not included in the calculation of basic loss per share. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares are calculated using the treasury stock method and include incremental shares issuable upon exercise of outstanding stock options, other share-based compensation awards and any other security in which its conversion or exercise may result in the issuance of common stock, such as the warrant the Company issued to the U.S. Treasury during 2009, which was repurchased and cancelled in August 2013. The computation of diluted earnings per common share excludes the impacts of the assumed exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss or when the market price for the Company's stock falls below the exercise price of equity awards issued by the Company.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Legal costs incurred to defend such matters are expensed as incurred. Management does not believe there are any such matters that will have a material effect on the Consolidated Financial Statements.

Note 2. Business Combination

On February 28, 2014, the Company acquired 100% of the outstanding common shares of Mission Community Bancorp ("MISN") and all unexercised warrants and options to purchase MISN common stock were cancelled, in exchange for 7,541,326 shares of the Company's common stock and $8.7 million in cash (the "MISN Transaction). In conjunction with the merger, MISN's wholly-owned bank subsidiary, Mission Community Bank, was merged with and into Heritage Oaks Bank. The transaction was valued at $69.0 million, based on the Company's closing stock price of $7.99 on February 28, 2014. With the acquisition, the Company believes it has created a more valuable community banking franchise, with a low-cost core deposit base, strong capital ratios, attractive net interest margins, lower operating costs, and better overall returns for the shareholders of the combined company. The Company also believes it now has a banking platform that is well positioned for future growth, both organically and through acquisitions.

The acquired assets and liabilities assumed have been recorded at fair value at the date of acquisition in these financial statements. The following table presents a summary of acquired assets and liabilities assumed:

February 28, 2014
(dollars in thousands)
Assets acquired
Cash and due from banks	$3,212
Interest earning deposits in other banks	34,386
Securities available for sale	76,159
Loans held for sale	338
Loans and leases receivable	280,316
Premises and equipment	15,718
Deferred tax assets, net	11,774
Goodwill	13,648
Core deposit intangible asset	5,060
Bank owned life insurance	8,263
Other assets	4,810

Total assets acquired	$453,684

Liabilities assumed
Deposits	$371,501
Advances from Federal Home Loan Bank	6,071
Junior subordinated debentures	4,804
Other liabilities	2,346

Total liabilities assumed	$384,722

Total consideration paid	$68,962

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

Goodwill of $13.6 million arising from the acquisition is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As this transaction was structured as a tax-free exchange, the goodwill will not be deductible for tax purposes.

Note 2. Business Combination – continued

The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate more accurate or appropriate values for the assets acquired and liabilities assumed, which may be reflective of conditions or events that existed at the acquisition date. As of December 31, 2014, adjustments to the fair value of assets acquired and liabilities assumed in the MISN Transaction were complete.

The following table summarizes the consideration paid for MISN:

February 28, 2014
(dollars in thousands)
Consideration paid
Cash payments for MISN shares outstanding	$2,554
Cash payments for MISN warrants	5,766
Cash payments for MISN options	387
Shares issued, @ $7.99 per share	60,255

Total consideration	$68,962

The following table presents unaudited pro forma information as if the MISN Transaction had occurred on January 1, 2013, which includes the pre-acquisition period for MISN. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	For The Years Ended December 31,
	2014	2013
	(dollars in thousands except per share data)
Net interest income	$61,185	$59,269
Provision for loan and lease losses	–	310
Non-interest income	10,189	14,755
Non-interest expense	58,227	54,461

Income before income taxes	13,147	19,253
Income tax expense	4,553	7,552

Net income	$8,594	$11,701

Earnings Per Common Share
Basic	$0.25	$0.33
Diluted	$0.25	$0.33

Note 3. Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of December 31, 2014 and 2013:

		Fair Value Measurements Using
	As of December 31, 2014 Assets At Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Assets
Obligations of U.S. government agencies	$19,664	$–	$19,664	$–
Mortgage backed securities
U.S government sponsored entities and agencies	215,398	–	215,398	–
Non-agency	11,901	–	11,901	–
State and municipal securities	82,592	–	82,592	–
Asset backed securities	26,025	–	26,025	–

Total assets measured on a recurring basis	$355,580	$–	$355,580	$–

		Fair Value Measurements Using
	As of December 31, 2013 Assets At Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Assets
Obligations of U.S. government agencies	$6,208	$–	$6,208	$–
Mortgage backed securities
U.S government sponsored entities and agencies	182,931	–	182,931	–
Non-agency	11,032	–	11,032	–
State and municipal securities	50,030	–	50,030	–
Asset backed securities	26,594	–	26,594	–

Total assets measured on a recurring basis	$276,795	$–	$276,795	$–

There were no transfers between levels of fair value measures during 2014 and 2013 for assets measured at fair value on a recurring basis. There were no liabilities measured on a recurring basis during 2014.

In determining the fair value of Level 3 instruments on a recurring basis the Company takes into consideration several variables, including but not limited to: expectations about interest rate movements, prepayment speeds of the underlying mortgages for mortgage backed securities, expected default rates, and credit spreads over the risk free rate. Of these variables, default rates and credit spreads are perhaps the least observable and most impactful on the long-term value of a Level 3 security. Since a bond's value is represented by its yield which reflects the risk-free yield curve plus compensation for various risks incurred in buying the bond, changes to the risk assumptions including probability of default and timing of future cash flows can materially impact the market value. As of December 31, 2014 and 2013, there were no assets or liabilities classified as recurring Level 3.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost. Certain impaired loans measured at fair value at

Note 3. Fair Value of Assets and Liabilities – continued

December 31, 2013 are no longer recorded at fair value due to the borrower payments reducing the carrying value of these loans to less than fair value, and due to other impaired loans being evaluated under the discounted cash flow method versus the collateral method. The discounted cash flow method as prescribed by ASC 310 Receivables, is not a fair value measurement since the discount rate utilized is the loan's effective interest rate, which is not a market rate. The discounted cash flow approach is used to measure impairment for certain impaired loans, because of their significant payment history and the global cash flow analysis performed on each borrower.

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis as of December 31, 2014 and 2013:

		Fair Value Measurements Using
	As of December 31, 2014 Assets At Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year To Date Losses (Recoveries)

	(dollars in thousands)
Assets
Impaired loans
Commercial real estate	$1,325	$–	$–	$1,325	$1,026
Land	3,261	–	–	3,261	(946)

Total assets measured on a non-recurring basis	$4,586	$–	$–	$4,586	$80

		Fair Value Measurements Using
	As of December 31, 2013 Assets At Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year To Date Losses (Recoveries)

	(dollars in thousands)
Assets
Impaired loans
Land	$4,170	$–	$–	$4,170	$(1,270)

Total assets measured on a non-recurring basis	$4,170	$–	$–	$4,170	$(1,270)

There were no transfers between levels of fair value measures during 2014 and 2013 for assets measured at fair value on a non-recurring basis. There were no liabilities measured on a non-recurring basis during 2014.

Note 3. Fair Value of Assets and Liabilities – continued

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments at December 31, 2014 and 2013:

		Fair Value Measurements Using
	As of December 31, 2014 Carrying Amount
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

	(dollars in thousands)
Assets
Cash and cash equivalents	$35,580	$35,580	$–	$–	$35,580
Investment securities available for sale	355,580	–	355,580	–	355,580
Federal Home Loan Bank stock	7,853	–	–	–	N/A
Loans receivable, net of deferred fees and costs	1,192,038	–	–	1,196,997	1,196,997
Loans held for sale	2,586	–	2,586	–	2,586
Accrued interest receivable	5,659	–	2,038	3,621	5,659
Liabilities
Non-interest bearing deposits	461,479	461,479	–	–	461,479
Interest bearing deposits	933,325	–	936,151	–	936,151
Federal Home Loan Bank advances	95,558	–	96,679	–	96,679
Junior subordinated debentures	13,233	–	–	9,297	9,297
Accrued interest payable	401	–	401	–	401
		Fair Value Measurements Using
	As of December 31, 2013 Carrying Amount
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

	(dollars in thousands)
Assets
Cash and cash equivalents	$26,238	$26,238	$–	$–	$26,238
Investment securities available for sale	276,795	–	276,795	–	276,795
Federal Home Loan Bank stock	4,739	–	–	–	N/A
Loans receivable, net of deferred fees and costs	826,203	–	–	827,105	827,105
Loans held for sale	2,386	–	2,386	–	2,386
Accrued interest receivable	4,027	–	1,397	2,630	4,027
Liabilities
Non interest-bearing deposits	291,856	291,856	–	–	291,856
Interest-bearing deposits	682,039	–	684,345	–	684,345
Federal Home Loan Bank advances	88,500	–	86,990	–	86,990
Junior subordinated debentures	8,248	–	–	7,595	7,595
Accrued interest payable	239	–	239	–	239

Information on off-balance sheet instruments as of December 31, 2014 and 2013 follows:

	December 31, 2014		December 31, 2013

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume

	(dollars in thousands)
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$253,275	$2,533	$198,481	$1,985

Note 4. Investment Securities

The following table sets forth the amortized cost and fair values of the Company's investment securities, all of which are reported as available for sale at December 31, 2014 and 2013:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(dollars in thousands)
Obligations of U.S. government agencies	$19,562	$191	$(89)	$19,664
Mortgage backed securities
U.S. government sponsored entities and agencies	216,492	1,092	(2,186)	215,398
Non-agency	11,891	21	(11)	11,901
State and municipal securities	79,810	2,843	(61)	82,592
Asset backed securities	26,216	–	(191)	26,025

Total available for sale securities	$353,971	$4,147	$(2,538)	$355,580

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(dollars in thousands)
Obligations of U.S. government agencies	$6,243	$11	$(46)	$6,208
Mortgage backed securities
U.S. government sponsored entities and agencies	186,981	342	(4,392)	182,931
Non-agency	10,924	156	(48)	11,032
State and municipal securities	51,532	269	(1,771)	50,030
Asset backed securities	26,935	–	(341)	26,594

Total available for sale securities	$282,615	$778	$(6,598)	$276,795

Note 4. Investment Securities – continued

Those investment securities available for sale which have an unrealized loss position at December 31, 2014 and 2013 are detailed below:

	December 31, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(dollars in thousands)
Obligations of U.S. government agencies	$2,795	$(17)	$2,607	$(72)	$5,402	$(89)
Mortgage backed securities
U.S. government sponsored entities and agencies	50,583	(670)	58,753	(1,516)	109,336	(2,186)
Non-agency	3,000	(7)	507	(4)	3,507	(11)
State and municipal securities	5,899	(47)	2,245	(14)	8,144	(61)
Asset backed securities	–	–	17,153	(191)	17,153	(191)

Total	$62,277	$(741)	$81,265	$(1,797)	$143,542	$(2,538)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(dollars in thousands)
Obligations of U.S. government agencies	$2,773	$(45)	$40	$(1)	$2,813	$(46)
Mortgage backed securities
U.S. government sponsored entities and agencies	118,554	(3,140)	18,863	(1,252)	137,417	(4,392)
Non-agency	3,210	(48)	–	–	3,210	(48)
State and municipal securities	32,967	(1,675)	2,458	(96)	35,425	(1,771)
Asset backed securities	7,978	(246)	9,747	(95)	17,725	(341)

Total	$165,482	$(5,154)	$31,108	$(1,444)	$196,590	$(6,598)

As of December 31, 2014, the Company believes that unrealized losses on its investment securities are not attributable to credit quality, but rather fluctuations in market prices. In the case of the agency mortgage related securities, contractual cash flows are guaranteed by agencies of the U.S. Government. While the Company's investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration dependent on the instrument's priority in the overall cash flow structure and the characteristics of the loans underlying the investment security.

Management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery. As of December 31, 2014, the Company does not believe unrealized losses related to any of its securities are other than temporary.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	December 31,
	2014	2013	2012

	(dollars in thousands)
Proceeds	$129,074	$161,765	$141,166
Gross gains	1,050	5,599	3,152
Gross losses	(404)	(1,673)	(533)

Note 4. Investment Securities – continued

The income tax expense related to these net realized gains was $0.3 million, $1.6 million, and $1.1 million, in 2014, 2013 and 2012 respectively.

The table below provides a maturity distribution of available for sale investment securities at December 31, 2014 and 2013. The table reflects the expected lives of mortgage-backed securities, based on the Company's historical prepayment experience, because borrowers have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due one year or less	$38,674	$38,587	$29,282	$28,999
Due after one year through five years	113,081	112,926	90,023	88,760
Due after five years through ten years	137,909	140,115	100,191	97,752
Due after ten years	64,307	63,952	63,119	61,284

Total	$353,971	$355,580	$282,615	$276,795

Securities having an amortized cost and a fair value of $67.3 million and $72.5 million, respectively at December 31, 2014, and $41.9 million and $40.4 million, respectively at December 31, 2013 were pledged to secure public deposits. At year-end 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

The following table summarizes earnings on both taxable and tax-exempt investment securities:

	For the years ended December 31,
	2014	2013	2012

	(dollars in thousands)
Taxable earnings on investment securities
Obligations of U.S. government agencies	$348	$106	$105
Mortgage backed securities	4,433	3,441	3,776
State and municipal securities	85	5	191
Corporate debt securities	6	–	631
Asset backed securities	353	427	241
Non-taxable earnings on investment securities
State and municipal securities	2,013	1,497	1,952

Total	$7,238	$5,476	$6,896

Note 5. Loans and Allowance for Loan and Lease Losses

The following table provides a summary of outstanding loan balances:

	December 31, 2014			December 31, 2013
	Non-PCI Loans	PCI Loans	Total Loans Receivable	Non-PCI Loans

	(dollars in thousands)
Real Estate Secured
Multi-family residential	$78,645	$–	$78,645	$31,140
Residential 1 to 4 family	126,640	561	127,201	88,904
Home equity lines of credit	38,252	–	38,252	31,178
Commercial	584,056	4,416	588,472	432,203
Farmland	96,708	1,665	98,373	50,414
Land	19,316	851	20,167	24,523
Construction	24,493	–	24,493	13,699

Total real estate secured	968,110	7,493	975,603	672,061
Commercial
Commercial and industrial	153,403	1,384	154,787	119,121
Agriculture	53,678	1,423	55,101	32,686
Other	14	–	14	38

Total commercial	207,095	2,807	209,902	151,845
Installment	7,723	–	7,723	3,246
Overdrafts	255	–	255	332

Total gross loans held for investment	1,183,183	10,300	1,193,483	827,484
Net deferred loan fees	(1,445)	–	(1,445)	(1,281)
Allowance for loan and lease losses	(16,802)	–	(16,802)	(17,859)

Total net loans held for investment	$1,164,936	$10,300	$1,175,236	$808,344

Loans held for sale	$2,586	$–	$2,586	$2,386

At December 31, 2014, total net loans in the table above include $229.4 million of non-PCI loans acquired in the MISN Transaction.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate of $978.2 million and $674.4 million at December 31, 2014 and 2013, respectively. Such loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara, and Ventura. The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that further deterioration in the California real estate market would not expose the Company to significantly greater credit risk.

Loans Held for Sale

Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty to sixty days. Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly related to borrower fraud or misrepresentation. At December 31, 2014, the Company has five remaining loans for which the Company believes it is probable that the purchaser will seek reimbursement from the Company for losses sustained as a result of borrower fraud and/or misrepresentation. Although the Company intends to vigorously challenge claims for reimbursement, the Company had a reserve of $0.5 million for these potential repurchases at December 31, 2014, which is included in other liabilities. The reserve for mortgage repurchases

Note 5. Loans and Allowance for Loan and Lease Losses – continued

was $0.4 million at December 31, 2013. Provisions for mortgage repurchases totaled $0.1 million, $0.6 million, and $1.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Loans Serviced for Others

Loans serviced for others are not included in the Company's Consolidated Financial Statements. The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration ("SBA") loans, was $44.8 million and $22.6 million at December 31, 2014 and 2013, respectively. The year over year increase can be attributed to the MISN Transaction.

From time to time, the Company also originates SBA loans for sale for which it retains the servicing of the guaranteed portion of the loan sold. At December 31, 2014 and 2013, the unpaid principal balance of SBA loans serviced for others totaled $13.0 million and $6.6 million, respectively. The Company recognized $43 thousand, and $0.4 million in gains related to the sale of SBA loans in 2014 and 2013. The Company did not recognize gains from the sale of SBA loans in 2012. The gain on sale of SBA loans is included as a component of other income in non-interest income.

Pledged Loans

At December 31, 2014, the Bank has pledged $869.5 million of loans to the Federal Home Loan Bank of San Francisco to secure a credit facility totaling $462.1 million under a blanket lien. Of this credit facility, $11.5 million is available as a line of credit, while the remainder is available for potential future borrowings. The Bank also has a collateralized borrowing line with the Federal Reserve Bank, which is secured by $11.5 million of loans at December 31, 2014.

Purchased Credit Impaired Loans

As part of the MISN Transaction described in Note 2. Business Combination, the Company acquired a portfolio of loans. Of the loans acquired, the Company classified PCI loans as those that have exhibited evidence of deterioration in credit quality since their origination, and where it was deemed probable, at acquisition, that all contractually required payments would not be collected. The Company did not have any loans classified as PCI at December 31, 2013.

The table below summarizes the unpaid principal balance and carrying amount of PCI loans as of December 31, 2014:

	December 31, 2014
	Unpaid Principal Balance	Carrying Amount

	(dollars in thousands)
Real Estate Secured
Residential 1 to 4 family	$886	$561
Commercial	6,109	4,416
Farmland	2,027	1,665
Land	993	851

Total real estate secured	10,015	7,493
Commercial
Commercial and industrial	1,883	1,384
Agriculture	1,492	1,423

Total commercial	3,375	2,807

Total PCI loans	$13,390	$10,300

Note 5. Loans and Allowance for Loan and Lease Losses – continued

The Company recorded PCI loans at fair value on the date of acquisition, and as a result no ALLL was recorded for these loans. The following table summarizes the contractually required payments, cash flows expected to be collected and fair value for PCI loans as of the date of acquisition:

February 28, 2014
(dollars in thousands)
Contractually required payments including interest	$19,827
Nonaccretable difference	(2,320)

Cash flows expected to be collected	17,507
Accretable difference	(4,673)

Fair value at acquisition	$12,834

The following table summarizes the accretable yield, or income expected to be collected for PCI loans:

For the Year Ended December 31, 2014
(dollars in thousands)
Balance, January 1, 2014	$–
New loans purchased (1)	4,673
Accretion of income	(1,362)
Reclassifications from nonaccretable difference	1,063

Balance, December 31, 2014	$4,374

(1)
Attributable to the acquisition of MISN on February 28, 2014.

Note 5. Loans and Allowance for Loan and Lease Losses – continued

Impaired Loans

The following tables provide a summary of the Company's recorded investment in non-PCI and PCI impaired loans as of and for the periods presented. The Company did not have any PCI loans at December 31, 2013 and 2012.

	For the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized

	(dollars in thousands)
Non-PCI loans
Without related allowance
Real Estate Secured
Residential 1 to 4 family	$260	$383	$–	$349	$18
Home equity lines of credit	258	340	–	258	–
Commercial	4,000	6,255	–	3,814	132
Farmland	283	282	–	291	16
Construction	–	–	–	190	10
Land	1,470	2,355	–	2,000	125
Commercial
Commercial and industrial	2,875	3,967	–	3,994	162
Agriculture	720	760	–	724	–
Installment	112	201	–	117	4

Total	9,978	14,543	–	11,737	467
With related allowance
Real Estate Secured
Residential 1 to 4 family	–	–	–	–	–
Home equity lines of credit	–	–	–	–	–
Commercial	498	688	148	502	–
Land	4,876	8,499	1,472	5,268	3
Commercial
Commercial and industrial	1,043	1,054	151	1,272	64
Agriculture	–	–	–	–	–
Installment	–	–	–	–	–

Total	6,417	10,241	1,771	7,042	67

Total non-PCI impaired loans	$16,395	$24,784	$1,771	$18,779	$534

	For the Year Ended December 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized

	(dollars in thousands)
PCI loans
Without related allowance
Real Estate Secured
Residential 1 to 4 family	$564	$886	$–	$580	$43
Home equity lines of credit	–	–	–	61	21
Commercial	4,432	6,109	–	4,978	673
Farmland	1,673	2,027	–	1,698	98
Land	853	993	–	921	69
Commercial
Commercial and industrial	1,388	1,883	–	2,089	366
Agriculture	1,431	1,492	–	1,326	92

Total PCI loans	$10,341	$13,390	$–	$11,653	$1,362

(1)
Recorded investment in PCI loans includes accrued interest receivable.

Note 5. Loans and Allowance for Loan and Lease Losses – continued

	For the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized

	(dollars in thousands)
Non-PCI loans
Without related allowance
Real Estate Secured
Residential 1 to 4 family	$944	$1,102	$–	$870	$16
Home equity lines of credit	–	–	–	28	–
Commercial	901	1,646	–	775	5
Land	1,221	1,948	–	1,320	49
Commercial
Commercial and industrial	1,857	2,241	–	2,162	27
Agriculture	789	824	–	936	–
Installment loans to individuals	118	190	–	68	–

Total	5,830	7,951	–	6,159	97
With related allowance
Real Estate Secured
Residential 1 to 4 family	–	–	–	–	–
Home equity lines of credit	–	–	–	–	–
Commercial	–	–	–	–	–
Land	6,706	10,158	2,532	6,558	44
Commercial
Commercial and industrial	3,480	3,602	623	2,522	25
Agriculture	–	–	–	–	–
Installment loans to individuals	–	–	–	–	–

Total	10,186	13,760	3,155	9,080	69

Total non-PCI impaired loans	$16,016	$21,711	$3,155	$15,239	$166

Note 5. Loans and Allowance for Loan and Lease Losses – continued

	For the Year Ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized

	(dollars in thousands)
Non-PCI loans
Without related allowance
Real Estate Secured
Residential 1 to 4 family	$619	$–
Home equity lines of credit	240	–
Commercial	2,672	–
Farmland	542	–
Construction	1,288	–
Land	1,874	–
Commercial
Commercial and industrial	794	4
Agriculture	1,615	–
Installment	2	–

Total	9,646	4
With related allowance
Real Estate Secured
Residential 1 to 4 family	191	–
Home equity lines of credit	63	–
Commercial	179	–
Land	5,313	–
Commercial
Commercial and industrial	3,475	–
Agriculture	40	–
Installment	136	–

Total	9,397	–

Total non-PCI impaired loans	$19,043	$4

The Company did not record income from the receipt of cash payments related to non-accruing loans during the years ended December 31, 2014, 2013 and 2012. If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.6 million, $0.8 million and $1.3 million in 2014, 2013 and 2012, respectively. Interest income recognized on impaired loans in the tables above represents interest the Company recognized on accruing TDRs.

Note 5. Loans and Allowance for Loan and Lease Losses – continued

Troubled Debt Restructurings ("TDRs")

The majority of the Bank's TDRs were granted concessions regarding interest rates, payment structure and/or maturity. Loans modified as TDRs during the years ended December 31, 2014, and 2013, include a combination of partial charge-offs of principal along with extensions of the maturity date at the loan's original interest rate, which was lower than the current market rate for new debt with similar risk. The maturity date extensions granted were for periods ranging from 6 months to 10 years. As of December 31, 2014, the Company was committed to lend $0.1 million in additional funds to borrowers whose obligations to the Company were restructured.

The following table provides a summary of loans classified s TDRs as of the dates indicated below:

	December 31, 2014			December 31, 2013
	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total

	(dollars in thousands)
Non-PCI loans
Real estate secured
Residential 1 to 4 family	$130	$130	$260	$499	$109	$608
Commercial	2,449	78	2,527	225	136	361
Farmland	283	–	283	–	–	–
Land	1,109	5,149	6,258	2,010	5,883	7,893
Commercial
Commercial and industrial	2,177	1,593	3,770	3,119	903	4,022
Agriculture	34	–	34	–	45	45
Installment loans to individuals	69	–	69	–	–	–

Total non-PCI loans	6,251	6,950	13,201	5,853	7,076	12,929
PCI loans (1)
Real estate secured
Commercial	223	–	223	–	–	–
Commercial
Commercial and industrial	37	107	144	–	–	–

Total PCI loans	260	107	367	–	–	–

Total TDRs	$6,511	$7,057	$13,568	$5,853	$7,076	$12,929

(1)
There were no PCI loans at December 31, 2013.

Note 5. Loans and Allowance for Loan and Lease Losses – continued

The following tables summarize loan modifications which resulted in TDRs during the periods presented below:

	For the Year Ended December 31, 2014
	Number of TDRs	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Residential 1 to 4 family	1	$ 39	$ 39
Commercial	2	312	312
Land	3	444	444
Construction	1	367	367
Commercial
Commercial and industrial	20	2,132	2,132
Agriculture	1	662	662
Installment	1	73	73
PCI Loans
Real Estate Secured
Commercial	1	230	230
Commercial
Commercial and industrial	3	177	177

Total	33	$ 4,436	$ 4,436

	For the Year Ended December 31, 2013
	Number of TDRs	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Residential 1 to 4 family	1	$ 139	$ 139
Commercial	2	339	339
Land	1	1,254	1,254
Commercial
Commercial and industrial	10	2,141	2,141
Agriculture	2	67	67

Total	16	$ 3,940	$ 3,940

	For the Year Ended December 31, 2012
	Number of TDRs	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Residential 1 to 4 family	3	$ 563	$ 563
Commercial	1	1,089	1,089
Land	3	8,433	7,063
Commercial
Commercial and industrial	12	2,973	2,883

Total	19	$ 13,058	$ 11,598

Note 5. Loans and Allowance for Loan and Lease Losses – continued

The following tables summarize loans that were modified as troubled debt restructurings within the twelve months prior to the balance sheet date, and for which there was a payment default during the periods presented below:

	For the Years Ended December 31,
	2014		2013		2012
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment

	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Residential 1 to 4 family	–	$–	1	$97	–	$–
Commercial
Commercial and industrial	2	233	3	843	3	254
Agriculture	–	–	1	18	–	–

Total	2	$233	5	$958	3	$254

Allowance for Loan and Lease Losses

The following table summarizes the activity in the allowance for loan and lease losses by portfolio segment for the periods presented below:

	For the Year Ended December 31, 2014
	Balance December 31, 2013	Charge-offs	Recoveries	Provision for Loan Losses	Balance December 31, 2014

	(dollars in thousands)
Land	$3,402	$(29)	$39	$(1,757)	$1,655
Other real estate secured	9,283	(1,119)	40	1,270	9,474
Commercial	4,781	(758)	765	337	5,125
Installment	99	(8)	13	68	172
All other loans	32	–	–	(2)	30
Unallocated	262			84	346

Total	$17,859	$(1,914)	$857	$–	$16,802

	For the Year Ended December 31, 2013
	Balance December 31, 2012	Charge-offs	Recoveries	Provision for Loan Losses	Balance December 31, 2013

	(dollars in thousands)
Land	$4,641	$(34)	$73	$(1,278)	$3,402
Other real estate secured	7,147	(300)	514	1,922	9,283
Commercial	6,115	(1,281)	1,112	(1,165)	4,781
Installment	64	(411)	68	378	99
All other loans	38	–	–	(6)	32
Unallocated	113			149	262

Total	$18,118	$(2,026)	$1,767	$–	$17,859

Note 5. Loans and Allowance for Loan and Lease Losses – continued

	For the Year Ended December 31, 2012
	Balance December 31, 2011	Charge-offs	Recoveries	Provision for Loan Losses	Balance December 31, 2012

	(dollars in thousands)
Land	$2,416	$(2,168)	$22	$4,371	$4,641
Other real estate secured	10,133	(3,610)	1,254	(630)	7,147
Commercial	6,549	(5,134)	1,054	3,646	6,115
Installment	175	(184)	23	50	64
All other loans	41	(137)	3	131	38
Unallocated	–			113	113

Total	$19,314	$(11,233)	$2,356	$7,681	$18,118

The following tables disaggregate the allowance for loan and lease losses and the recorded investment in loans by impairment methodology as of the dates presented below:

	December 31, 2014
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality

	(dollars in thousands)
Land	$1,472	$183	$–	$6,346	$12,968	$853
Other real estate secured	148	9,326	–	5,299	943,468	6,669
Commercial	151	4,974	–	4,633	202,450	2,819
Installment	–	172	–	112	7,611	–
All other loans	–	30	–	–	255	–
Unallocated	–	346	–	–	–	–

Total	$1,771	$15,031	$–	$16,390	$1,166,752	$10,341

	December 31, 2013
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality

	(dollars in thousands)
Land	$2,532	$870	$–	$7,696	$16,827	$–
Other real estate secured	–	9,283	–	1,462	646,076	–
Commercial	623	4,158	–	5,291	146,554	–
Installment	–	99	–	–	3,246	–
All other loans	–	32	–	–	332	–
Unallocated	–	262	–	–	–	–

Total	$3,155	$14,704	$–	$14,449	$813,035	$–

At December 31, 2014, total gross loans of $1.2 billion in the table above include $239.7 million of loans acquired through the MISN Transaction. Loans acquired through the MISN Transaction were initially recorded at fair value, and had no related ALLL on the acquisition date. During the fourth quarter of 2014, the Company's ALLL methodology indicated the existing discount for acquired, non-PCI, MISN loans was no longer deemed sufficient to cover probable losses inherent in those loans; the Company therefore established an ALLL. At December 31, 2014, approximately $1.0 million of the ALLL was allocated to the acquired, non-PCI MISN loans, and is included in the ALLL attributable to loans collectively evaluated for impairment in the table above.

The ALLL attributable to MISN acquired loans was established because the non-PCI loans acquired through the MISN Transaction required $1.0 million of provisions for loan and lease losses for the period ending,

Note 5. Loans and Allowance for Loan and Lease Losses – continued

December 31, 2014 for probable losses inherent in those loans, which were determined to be in excess of the coverage provided by their un-accreted purchase discounts. However, other components of the ALLL, such as the ALLL for legacy Heritage Oaks loans collectively evaluated for impairment, and the ALLL for loans individually evaluated for impairment, had offsetting provision recaptures during 2014, resulting from continued improvements in the overall credit quality of the loan portfolio. When these provision recaptures were aggregated with the required provision for non-PCI loans acquired in the MISN Transaction, the result of these component provisions, and provision recaptures, resulted in an overall net $0 provision for loan and lease losses for 2014.

Reserve for Off-Balance Sheet Loan Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit. Estimated losses inherent in the outstanding balance of these commitments is not included in the ALLL, but is recorded separately, and included as a component of other liabilities in the consolidated balance sheets. The balance of the reserve for off-balance sheet commitments was $0.5 million and $0.3 million at December 31, 2014 and 2013, respectively.

Credit Quality

The following tables stratify loans held for investment by the Company's internal risk grading system:

	December 31, 2014
	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total

	(dollars in thousands)
Non-PCI loans
Real estate secured
Multi-family residential	$78,023	$–	$622	$–	$78,645
Residential 1 to 4 family	125,733	199	708	–	126,640
Home equity lines of credit	37,638	–	614	–	38,252
Commercial	560,478	3,010	20,568	–	584,056
Farmland	92,481	2,665	1,562	–	96,708
Land	12,929	–	6,387	–	19,316
Construction	24,493	–	–	–	24,493
Commercial
Commercial and industrial	138,202	2,943	12,104	154	153,403
Agriculture	52,678	280	720	–	53,678
Other	–	–	14	–	14
Installment	7,618	–	105	–	7,723
Overdrafts	255	–	–	–	255

Total non-PCI loans	1,130,528	9,097	43,404	154	1,183,183

PCI loans
Real estate secured
Residential 1 to 4 family	–	–	561	–	561
Commercial	126	680	3,610	–	4,416
Farmland	–	–	1,665	–	1,665
Land	294	–	557	–	851
Commercial
Commercial and industrial	36	97	1,175	76	1,384
Agriculture	–	–	1,423	–	1,423

Total PCI loans	456	777	8,991	76	10,300

Total loans held for investment	$1,130,984	$9,874	$52,395	$230	$1,193,483

Note 5. Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2013
	Credit Risk Grades
					Total Non-PCI Loans
	Pass	Special Mention	Substandard	Doubtful

	(dollars in thousands)
Non-PCI loans
Real estate secured
Multi-family residential	$30,560	$–	$580	$–	$31,140
Residential 1 to 4 family	87,350	490	1,064	–	88,904
Home equity lines of credit	31,021	–	157	–	31,178
Commercial	414,058	3,574	14,571	–	432,203
Farmland	47,988	975	1,451	–	50,414
Land	15,244	862	8,417	–	24,523
Construction	13,699	–	–	–	13,699
Commercial
Commercial and industrial	105,991	5,276	7,854	–	119,121
Agriculture	31,279	196	1,211	–	32,686
Other	38	–	–	–	38
Installment	3,050	10	186	–	3,246
Overdrafts	332	–	–	–	332

Total loans held for investment	$780,610	$11,383	$35,491	$–	$827,484

The company did not have any PCI loans at December 31, 2013.

Note 5. Loans and Allowance for Loan and Lease Losses – continued

Aging of Loans Held for Investment

The following tables summarize the aging of loans held for investment as of the dates indicated below:

	December 31, 2014
		Days Past Due
	Current	30-59	60-89	90+ and Still Accruing	Non- Accruing	Total

	(dollars in thousands)
Non-PCI loans
Real Estate Secured
Multi-family residential	$78,645	$–	$–	$–	$–	$78,645
Residential 1 to 4 family	126,516	–	–	–	124	126,640
Home equity lines of credit	37,994	–	–	–	258	38,252
Commercial	581,971	–	–	–	2,085	584,056
Farmland	96,708	–	–	–	–	96,708
Land	14,079	–	–	–	5,237	19,316
Construction	24,493	–	–	–	–	24,493
Commercial
Commercial and industrial	151,656	–	21	–	1,726	153,403
Agriculture	52,992	–	–	–	686	53,678
Other	14	–	–	–	–	14
Installment	7,621	56	3	–	43	7,723
Overdrafts	255	–	–	–	–	255

Total non-PCI loans	1,172,944	56	24	–	10,159	1,183,183

PCI loans
Real estate secured
Residential 1 to 4 family	561	–	–	–	–	561
Commercial	4,416	–	–	–	–	4,416
Farmland	1,665	–	–	–	–	1,665
Land	851	–	–	–	–	851
Commercial
Commercial and industrial	1,008	–	–	–	376	1,384
Agriculture	1,423	–	–	–	–	1,423

Total PCI loans	9,924	–	–	–	376	10,300

Total loans held for investment	$1,182,868	$56	$24	$–	$10,535	$1,193,483

Note 5. Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2013
		Days Past Due
	Current	30-59	60-89	90+ and Still Accruing	Non- Accruing	Total

	(dollars in thousands)
Non-PCI loans
Real estate secured
Multi-family residential	$31,140	$–	$–	$–	$–	$31,140
Residential 1 to 4 family	88,455	–	–	–	449	88,904
Home equity lines of credit	31,178	–	–	–	–	31,178
Commercial	431,531	–	–	–	672	432,203
Farmland	50,414	–	–	–	–	50,414
Land	18,613	–	–	–	5,910	24,523
Construction	13,699	–	–	–	–	13,699
Commercial
Commercial and industrial	116,841	100	–	–	2,180	119,121
Agriculture	31,897	–	–	–	789	32,686
Other	38	–	–	–	–	38
Installment loans to individuals	3,127	–	2	–	117	3,246
Overdrafts	332	–	–	–	–	332

Total loans held for investment	$817,265	$100	$2	$–	$10,117	$827,484

The company did not have any PCI loans at December 31, 2013.

Note 6. Property, Premises and Equipment

At December 31, 2014 and 2013, property, premises and equipment consisted of the following:

	December 31,
	2014	2013

	(dollars in thousands)
Land	$11,543	$3,633
Furniture and equipment	5,941	5,751
Building and improvements	26,487	15,347
Construction in progress	784	9,018

Total cost	44,755	33,749

Less: accumulated depreciation and amortization	6,935	9,529

Total property, premises and equipment	$37,820	$24,220

Premises held for sale	$1,978	$–

Depreciation expense totaled $1.8 million, $1.4 million, and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2022. See Note 15. Commitments and Contingencies, of these Consolidated Financial Statements for additional information regarding the Company's operating lease obligations.

Note 7. Income Taxes

The table below summarizes the Company's net deferred tax asset as of December 31, 2014 and 2013:

	December 31,
	2014	2013

	(dollars in thousands)
Deferred tax assets
Reserves for loan losses	$8,387	$8,679
Forgone interest on non-accrual loans	1,424	933
Fixed assets	149	411
Accruals	1,035	1,025
Alternative minimum tax credit	2,125	2,855
Deferred income	2,137	2,190
Deferred compensation	1,703	1,603
Net operating loss carryforward	10,962	2,234
Investment securities valuation	–	2,395
Fair value adjustment for acquired assets and liabilities	1,436	–
State deferred tax	–	961
Charitable contributions carryforward	71	–

	29,429	23,286
Deferred tax liabilities
Fair value adjustment for acquired assets and liabilities	–	330
Investment securities valuation	738	–
Deferred costs, prepaids and FHLB advances	1,465	1,332
State deferred tax	2,306	–

Total deferred tax liabilities	4,509	1,662

Net deferred tax assets	$24,920	$21,624

Deferred tax assets relate to amounts that are expected to be realized through subsequent reversals of existing taxable temporary differences over the projection period. The ultimate realization of the Company's deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences reverse. U.S. GAAP requires that companies assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence, both positive and negative, that can be objectively verified. At December 31, 2014, and 2013 there was no valuation allowance for the Company's deferred tax assets. The accounting for deferred taxes is based on an estimate of future results. Differences between anticipated and actual outcomes of these future tax consequences could have an impact on the Company's consolidated results of operations or financial position.

Income Taxes

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 are open to audit by federal and state taxing authorities. The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of December 31, 2014 and 2013. The following table provides a summary for the current

Note 7. Income Taxes – continued

and deferred amounts of the Company's income tax provision (benefit) for the years ended December 31, 2014, 2013 and 2012:

	For The Years Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Current:
Federal	$141	$1,181	$3,083
State	253	368	1,264

Total current provision	394	1,549	4,347

Deferred:
Federal	$3,116	3,816	(455)
State	1,239	1,632	(85)

Total deferred provision (benefit)	4,355	5,448	(540)

Deferred Tax Valuation Allowance:
Federal	–	–	(3,662)
State	–	–	(1,943)

Total deferred tax valuation allowance change	–	–	(5,605)

Total deferred provision (benefit)	$4,749	$6,997	$(1,798)

The following table reconciles the statutory federal income tax expense and rate to the Company's effective income tax expense (benefit) and rate for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Tax provision at federal statutory tax rate	$4,800	35.0	$6,243	35.0	$3,934	35.0
State income taxes, net of federal income tax benefit	970	7.1	1,300	7.3	766	6.8
Change in deferred tax asset valuation allowance	–	–	–	–	(5,605)	(49.9)
Bank owned life insurance	(217)	(1.6)	(167)	(0.9)	(180)	(1.6)
Tax exempt income, net of interest expense	(826)	(6.0)	(610)	(3.4)	(608)	(5.4)
Merger and integration	61	0.4	271	1.5	–	–
Other, net	(39)	(0.3)	(40)	(0.3)	(105)	(0.9)

Total income tax provision (benefit)	$4,749	34.6	$6,997	39.2	$(1,798)	(16.0)

The Company has net operating losses ("NOL") of $11.0 million, available for carry-forward for federal and state tax purposes as of December 31, 2014. Of this amount $2.1 million is attributable to operating losses the Company incurred in 2009, and $8.9 million is attributable to the MISN Transaction. The realization of NOL carry-forwards attributable to operating losses the Company incurred in 2009 will expire in 2029. NOL attributable to the MISN Transaction will expire in 2034. The realization of these NOL carry-forwards for federal and state tax purposes is limited under current tax law with limitations placed on the amount of NOL that can be utilized annually. The Company does not, however, believe that these annual limitations will impact the ultimate deductibility of the NOL carry-forwards. Additionally, at December 31, 2014, the Company has $1.5 million in alternative minimum tax credit ("AMT") for federal income tax purposes, and $0.6 million AMT for state income tax purposes, that have no expiration.

Note 8. Goodwill and Other Intangible Assets

Intangible assets consist of goodwill and core deposit intangible assets ("CDI") associated with the acquisition of core deposit balances, including those acquired in the MISN Transaction. At December 31, 2014, the carrying value of goodwill was $24.9 million, of which $13.6 million can be attributed to the MISN Transaction.

Note 8. Goodwill and Other Intangible Assets – continued

CDI assets are subject to amortization. Amortization for the years ended December 31, 2014, 2013 and 2012 was $1.1 million, $0.4 million and $0.3 million, respectively. The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of CDI and provides an estimate for future amortization as of December 31, 2014:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(dollars in thousands)
Core deposit intangibles	$9,261	$(3,914)	$5,347
	December 31, 2014
	Beginning Balance	Estimated Amortization	Projected Ending Balance

	(dollars in thousands)
Period
Year 2015	$5,347	$(1,049)	$4,298
Year 2016	4,298	(944)	3,354
Year 2017	3,354	(588)	2,766
Year 2018	2,766	(549)	2,217
Year 2019	2,217	(522)	1,695

Note 9. Deposits

The following table provides a summary for the maturity of the Bank's time certificates of deposit as of December 31, 2014:

	Maturing In
	2015	2016	2017	2018	2019	Over 5 Years	Total

	(dollars in thousands)
Time certificates of deposit:
Amounts less than $100	$55,172	$17,008	$6,237	$3,230	$4,399	$7	$86,053
Amounts of $100 or more	108,145	30,401	13,688	14,481	13,925	13,146	193,786

Total	$163,317	$47,409	$19,925	$17,711	$18,324	$13,153	$279,839

Pursuant to the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased to $250,000.

Note 10. Borrowings

The Bank has several sources from which it may obtain borrowed funds. While deposits are the Bank's primary funding source, borrowings are a secondary source of funds. Borrowings can take the form of Federal Funds purchased through arrangements it has established with correspondent banks or advances from the Federal Home Loan Bank. Borrowing may occur for a variety of reasons including daily liquidity needs and balance sheet growth. The following provides a summary of the borrowing facilities available to the Bank and Company as well as the level of borrowings that were outstanding as of December 31, 2014.

Federal Funds Purchased

The Bank has borrowing lines with correspondent banks totaling $62.0 million as of December 31, 2014. As of December 31, 2014, there were no balances outstanding on these borrowing lines.

Federal Reserve Borrowing Facility

At December 31, 2014, the Bank has a collateralized borrowing line with the Federal Reserve Bank in the amount of $6.6 million, which borrowing line is collateralized by loans. At December 31, 2014, there was no outstanding balance on this borrowing line.

Note 10. Borrowings – continued

Federal Home Loan Bank Borrowings

At December 31, 2014, the Bank had $95.6 million of borrowings with the FHLB. The following table provides a summary of those borrowings as of December 31, 2014:

	Year of Maturity
	2015	2016	2017	2018	2019	Over 5 Years

	(dollars in thousands)
Federal Home Loan Bank borrowings	$25,000	$13,522	$13,522	$8,014	$7,500	$28,000
Weighted average interest rate	0.27%	0.68%	1.19%	1.09%	1.64%	2.49%

Borrowings from FHLB are collateralized by the Company's loans receivable. FHLB advances require monthly interest only payments, with the full amount borrowed due at maturity. Of the $95.6 million outstanding, $70.6 million are comprised of fixed rate advances with rates ranging from 0.63% to 2.73%. The remaining $25.0 million are comprised of short-term, variable rate advances, with an interest rate of 0.27% as of December 31, 2014, which rate is tied to the Federal Funds Rate.

At December 31, 2014, $6.0 million of outstanding FHLB fixed rate advances were assumed in the MISN Transaction. These borrowings had purchase accounting fair value adjustments of $58 thousand at December 31, 2014, which will be amortized into interest expense over the remaining lives of the advances. For the year ended December 31, 2014, amortization of the premium on the FHLB advances assumed in the MISN Transaction totaled $13 thousand.

At December 31, 2014, $869.5 million in loans were pledged as collateral to secure a credit facility of $462.1 million under a blanket lien, of which $95.6 million was outstanding at December 31, 2014, as represented in the table above. Additionally, of the total amount of the credit facility with the FHLB, $11.5 million is available as a line of credit.

Holding Company Line of Credit

In addition to the Bank's sources of liquidity, the Company has an unsecured revolving line of credit with a correspondent bank totaling $10.0 million, which provides an additional source of liquidity to the holding company. This line of credit is subject to annual renewal. The Company pays a 0.25% annual fee to maintain this credit facility, as well as a 0.25% annual rate on the unused portion of the line. Interest on borrowings is at prime, or at the Company's option, a fixed rate based on LIBOR.

Junior Subordinated Debentures

On October 27, 2006, the Company issued $8.2 million of floating rate junior subordinated debt securities to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debentures are subordinated to effectively all borrowings of the Company. The Company used the proceeds from the issuance of these securities for general corporate purposes, which include among other things, capital contributions to the Bank, investments, payment of dividends, and repurchases of our common stock. These borrowings are callable by the Company at par.

The Company also assumed floating rate junior subordinated debt in the amount of $8.2 million in connection with the MISN Transaction on February 28, 2014. These instruments were issued by Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust prior to the MISN Transaction. These borrowings are effectively subordinated to all borrowings of the Company. At December 31, 2014, the carrying balance of these borrowings was $5.0 million, which reflects purchase accounting fair value adjustments of $3.2 million, related to MISN Transaction. Purchase accounting adjustments were based on current market rates for similar instruments at the time of acquisition, and are accreted into interest expense over the lives of the individual debt instruments. For the year ended December 31, 2014, accretion of the discount on the junior subordinated debt assumed in the MISN Transaction totaled $0.2 million. These borrowings are callable by the Company at par.

Note 10. Borrowings – continued

The following table provides a summary of junior subordinated debentures outstanding at December 31, 2014:

	Amount Issued	Carrying Value	Current Rate	Issue Date	Scheduled Maturity	Rate Type

	(dollars in thousands)
Heritage Oaks Capital Trust II	$8,248	$8,248	1.98%	27-Oct-06	Aug-37	Variable 3-month LIBOR+1.72%
Mission Community Capital Trust I	$3,093	$2,144	3.18%	14-Oct-03	Oct-33	Variable 3-month LIBOR+2.95%
Santa Lucia Bancorp (CA) Capital Trust	$5,155	$2,841	1.71%	28-Apr-06	Jul-36	Variable 3-month LIBOR+1.48%

Pursuant to rules issued by the Federal Reserve Board, the Company is permitted to include junior subordinated debt in its determination of Tier I capital. Junior subordinated debt may not, however, constitute more than 25% of the Company's Tier I capital, subject to certain limitations. At December 31, 2014, the Company was able to include $12.8 million of junior subordinated debt in its Tier I capital for regulatory capital purposes.

In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank. The rules, including alternative requirements for smaller community financial institutions like the Company, would be phased in through 2019. The implementation of the Basel III framework commences January 1, 2015.

Note 11. Employee Benefit Plans

Salary Continuation Agreements and Bank Owned Life Insurance

The Company established salary continuation agreements with certain senior and executive officers, as authorized by the Board of Directors. As of the end of 2011, the Company elected to no longer offer this type of agreement to new officers, but continues to honor the terms of the agreements in place as of that date. These agreements provide for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement. In the event of death prior to retirement age, annual cash payments would be made to the beneficiaries for a determined number of years. At December 31, 2014 and 2013, the Company's liability under these agreements was $2.7 million, and is included in other liabilities in the Company's Consolidated Financial Statements. For the years ended December 31, 2014, 2013 and 2012, expenses associated with the Company's salary continuation plans were $0.2 million, $0.3 million and $0.2 million, respectively.

The Company maintains life insurance policies, referred to as bank owned life insurance or "BOLI", which are intended to offset costs associated with salary continuation agreements. The carrying value of BOLI totaled $24.7 million and $15.8 million at December 31, 2014 and 2013, respectively. As part of the MISN Transaction, the Company acquired $8.3 million in BOLI. Earnings on BOLI for the years ended December 31, 2014, 2013 and 2012 were $0.8 million, $0.6 million, and $0.6 million, respectively.

401(k) Savings Plan

The Company offers a savings plan for employees, which allows participants to make contributions by salary deduction in amounts up to the maximum amount specified pursuant to section 401(k) of the Internal Revenue Code. The Company matches employee contributions based on a prescribed formula. Employees vest immediately in their own contributions and they vest in the Company's contribution based on years of service. The Company incurred expenses associated with the plan of $0.3 million, $0.1 million, and $0.1 million for each of the years ended December 31, 2014, 2013 and 2012.

Note 11. Employee Benefit Plans – continued

Employee Stock Ownership Plan

Prior to 2013, the Company sponsored an employee stock ownership plan ("ESOP") that covered all employees who had completed 12 consecutive months of service, were over 21 years of age and worked a minimum of 1,000 hours per year. In 2013, the Company elected to terminate the ESOP and distributed all shares and cash held by the ESOP to the participants. The amount of the Company's annual contribution to the ESOP was at the discretion of the Board of Directors. The Company made no contributions to the plan during 2014, 2013, and 2012. As of December 31, 2014 and 2013, the ESOP was fully liquidated and held no shares of the Company's common stock.

Note 12. Share-based Compensation Plans

At December 31, 2014, the Company had share-based compensation awards outstanding under two share-based compensation plans, which are described below:

The "2005 Equity Based Compensation Plan"

The 2005 Equity Based Compensation Plan (the "2005 Plan") authorizes the granting of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units and Performance Share Cash Only Awards. All outstanding options were granted at prices equal to the fair market value of the Company's stock on the day of the grant. The 2005 Plan provides for a maximum of ten percent (10%) of the Company's issued and outstanding shares of common stock as of March 25, 2005 and adjusted on each anniversary thereafter to be ten percent (10%) of the then issued and outstanding number of shares.

All outstanding options are granted at prices equal to the fair market value of the Company's stock on the day of the grant. Options vest ratably over three to four years depending on the terms of the grant, and expire no later than ten years from the grant date. In the event of a change in control in which the Company is not the surviving entity, all awards granted under the 2005 Plan shall immediately vest and or become immediately exercisable, except as otherwise determined at the time of grant of the award and specified in the award agreement, or unless the survivor corporation or the purchaser of assets of the Company agrees to assume the obligations of the Company with respect to all outstanding awards or to substitute such awards with equivalent awards with respect to the common stock of the successor.

The "1997 Stock Option Plan"

The 1997 Stock Option Plan is a tandem stock option plan permitting options to be granted either as "Incentive Stock Options" or as "Non-Qualified Stock Options" under the Internal Revenue Code. All outstanding options were granted at prices equal to the fair market value of the Company's stock on the day of the grant. Options granted vest at a rate of 20% per year for five years, and expire no later than ten years from the grant date. However, on May 26, 2005, the shareholders of the Company approved the 2005 Plan, discussed in the preceding paragraph, which stipulates no further grants will be made from the 1997 Stock Option Plan.

Restricted Stock Awards

The Company grants restricted stock periodically as a part of the 2005 Plan for the benefit of employees. Restricted stock issued typically vest ratably over a period of three to five years, depending on the specific terms of the grant, and any corresponding performance conditions associated with the grant. The following table summarizes activity with respect to restricted share-based compensation for the year ended December 31, 2014:

	Number of Shares	Average Grant Date Fair Value

Balance December 31, 2013	195,048	$4.87
Granted	134,368	7.34
Vested	(97,111)	4.24
Forfeited	(28,184)	5.96

Balance December 31, 2014	204,121	$6.65

Note 12. Share-based Compensation Plans – continued

The following table provides information related to options that have vested or are expected to vest and exercisable options as of December 31, 2014:

	Options Outstanding
			Options Available for Grant
	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2013	562,257	$6.34	1,593,616
Granted	341,643	7.38
Forfeited	(86,266)	7.80
Expired	(6,738)	11.03
Exercised	(68,339)	3.95

Balance, December 31, 2014	742,557	$6.83	2,003,176

	December 31, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Vested or expected to vest	706,840	$6.82	7.65	$1,445,657
Exercisable at December 31, 2014	285,212	$6.73	5.76	$811,638

The total intrinsic value, the amount by which the stock price exceeded the exercise price on the date of exercise, of options exercised in all plans during the years ended December 31, 2014, 2013, and 2012 was $0.2 million, $0.1 million and $0.1 million, respectively. The tax benefit related to the exercise of stock options and disqualifying dispositions on the exercise of incentive stock options were not material in 2014, 2013 or 2012.

Share-Based Compensation Expense

The following table provides a summary of the expense the Company recognized related to share-based compensation awards, as well as the remaining expense associated with those awards as of and for the years ended December 31, 2014, 2013 and 2012:

	For the Twelve Months Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Share-based compensation expense:
Stock options	$490	$240	$127
Restricted stock	503	293	204

Total expense	$993	$533	$331

Unrecognized compensation expense:
Stock options	$1,065	$645	$529
Restricted stock	967	651	573

Total unrecognized expense	$2,032	$1,296	$1,102

Compensation costs related to share-based awards are charged to earnings over the period the awards are expected to vest. Share-based compensation costs are included in salaries and employee benefits in the Consolidated Financial Statements. For the year ended December 31, 2014, the total income tax benefit recognized related to share-based compensation was $0.3 million. The total income tax benefit recognized related to share-based compensation less than $0.1 million for the years ended December 31, 2013, and 2012, respectively. At December 31, 2014, compensation expense related to unvested stock options and restricted stock is expected to be recognized over 2.8 years and 2.4 years, respectively.

Note 12. Share-based Compensation Plans – continued

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted at various dates during the years ended December 31, 2014, 2013 and 2012 using the Black-Scholes option pricing model:

	For the Twelve Months Ended December 31,
	2014	2013	2012

Expected volatility	49.38%	55.33%	52.26%
Expected term (years)	5.61	6.00	7.00
Dividend yield	0.67%	0.00%	0.00%
Risk free rate	1.75%	1.54%	1.11%

Weighted-average grant date fair value	$3.32	$3.30	$2.87

The fair value of each stock option award is determined on the date of grant using the Black-Scholes option valuation model, which uses assumptions outlined in the table above. Expectations for volatility are based on the historical volatility of the Company's common stock. The Company estimates forfeiture rates based on historical employee option exercise and termination experience. The Company recognizes share-based compensation costs on a straight line basis over the vesting period of the award, which is typically a period of three to five years.

Note 13. Shareholders' Equity

Preferred Stock

Under its Amended Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

Private Placement and Preferred Stock Conversion

On March 12, 2010, the Company sold 1,189,538 shares of its Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") for $3.6 million as part of the overall private placement of securities completed at that time. Series C Preferred Stock is a non-voting class of preferred stock with a liquidation preference over the Company's common stock equal to the original conversion per share price of $3.25, plus any accrued but unpaid dividends. The Series C Preferred Stock is convertible to shares of common stock on a one share for one share basis based on the terms of the Series C Preferred Stock. Holders of the Series C Preferred Stock do not have any voting rights, including the right to elect any directors, other than the customary limited voting rights with respect to matters significantly and adversely affecting the rights and privileges of the Series C Preferred Stock. There is no stated dividend rate for shares of Series C Preferred Stock. However, holders of Series C Preferred Stock are entitled to a per share dividend equivalent to that declared for each common share into which Series C Preferred Stock is then convertible.

On October 29, 2014, the Company entered into an Exchange Agreement with the holder of its Series C Preferred Stock. Pursuant to the terms of the Exchange Agreement the holder of Series C Preferred Stock would exchange 1,189,538 shares of the Series C Preferred Stock for shares of the Company's common stock on a one-for-one exchange ratio basis. On December 22, 2014, the Company and the holder of its Series C Preferred stock entered into a First Amendment to Exchange Agreement to allow for an initial exchange of Preferred Stock whereby 840,841 shares of Series C Preferred Stock would be exchanged for 840,841 shares of the Company's common stock. The initial closing took place on December 24, 2014. The Exchange Agreement was also amended to allow for a subsequent closing for the exchange of the remaining 348,697 shares of Series C Preferred Stock for shares of the Company's common stock on a mutually agreed upon date before March 31, 2015.

Note 13. Shareholders' Equity – continued

The fair market value of the Company's common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock. Therefore, the Series C Preferred Stock has a contingent beneficial conversion feature associated with it. The total amount of the contingent beneficial conversion feature is approximately $238 thousand. During the fourth quarter of 2014, the Company recorded $168 thousand of the contingent beneficial conversion feature, commensurate with the partial conversion of the Series C Preferred Stock discussed above.

Cash Dividends

The Company paid cash dividends of $0.03 per share and $0.05 per share in the third and fourth quarters of 2014, respectively. Cash dividends were paid to holders of the Company's common stock and Series C Preferred Stock. Holders of the Company's Series C Preferred Stock are entitled to per share dividend equivalents to any dividends declared on the Company's common stock. See Note 17. Regulatory Matters, of these Consolidated Financial Statements for additional information on limitations on dividends on common stock.

The Company did not pay dividends on its common stock during 2013 or 2012.

Stock Repurchase Program

In the fourth quarter of 2014, the Company announced an agreement to repurchase up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1, and Rule 10b-18. Repurchase program activity under the current plan will expire on June 30, 2015, or earlier upon the completion of the repurchase of $5.0 million of the Company's common stock, as well as under certain other circumstances set forth in the repurchase plan agreement. The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time. All shares as part of the repurchase program will be cancelled, and therefore no longer available for reissuance. As of December 31, 2014, the Company had repurchased 51,732 shares of its common stock under this plan at an average price of $7.47 per share.

Note 14. Earnings Per Share

The following tables set forth the number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Years Ended December 31,
	2014		2013		2012
	Net Income	Shares	Net Income	Shares	Net Income	Shares

	(dollars in thousands, except per share data)
Net income	$8,965		$10,841		$13,037
Dividends and accretion on preferred stock	(168)		(898)		(1,470)

Net income available to common shareholders	$8,797		$9,943		$11,567

Weighted average shares outstanding		32,567,137		26,341,592		26,271,000
Basic earnings per common share	$0.27		$0.38		$0.44

Dilutive effect of share-based compensation awards		145,846		201,097		130,871
Weighted average diluted shares outstanding		32,712,983		26,542,689		26,401,871
Diluted earnings per common share	$0.27		$0.37		$0.44

For the years ended December 31, 2014, 2013 and 2012, common stock equivalents associated primarily with stock options, totaling approximately 99,000 shares, 360,000 shares and 280,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

Note 15. Commitments and Contingencies

In the normal course of business, various claims and lawsuits are brought by and against the Company. In the opinion of management and the Company's general counsel, the disposition of all pending or threatened proceedings will not have a material effect on the Company's Consolidated Financial Statements.

Commitments to Extend Credit

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the Company's Consolidated Financial Statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Bank's Management evaluates each customer's credit worthiness on a case-by-case basis, and determines the amount of collateral deemed adequate to secure the loan, if collateral security is determined to be necessary for the particular loan. The Bank's exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for loans reflected in the Company's Consolidated Financial Statements.

As of December 31, 2014 and 2013, the Company had the following outstanding financial commitments:

	December 31,
	2014	2013

	(dollars in thousands)
Commitments to extend credit	$237,733	$181,445
Standby letters of credit	15,542	17,036

Total commitments and standby letters of credit	$253,275	$198,481

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest. At December 31, 2014, the Company had $35.7 million in fixed rate commitments and $217.5 million in variable rate commitments.

Other Commitments

The following table provides a summary of the future minimum required contractual payments the Bank is expected to make based upon obligations at December 31, 2014:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	December 31, 2014	December 31, 2013

	(dollars in thousands)
FHLB Advances and other borrowings	$25,000	$27,000	$15,500	$28,000	$95,500	$88,500
Operating lease obligations	1,491	2,100	1,428	3,133	8,152	2,671
Salary continuation payments	378	524	524	3,533	4,959	5,991
Junior subordinated debentures	–	–	–	16,496	16,496	8,248

Total obligations	$26,869	$29,624	$17,452	$51,162	$125,107	$105,410

The Company has leases that contain options to extend for periods from five to seven years. Options to extend which have been exercised and the related lease commitments are included in the table above. Total rent expense charged for leases during the reporting periods ended December 31, 2014, 2013 and 2012, were approximately $1.8 million, $1.6 million and $1.9 million, respectively. In 2012, the Company purchased the buildings used for three of its branches and its administrative headquarters facility, which had been previously

Note 15. Commitments and Contingencies – continued

leased, resulting in a significant reduction in the level of rent expense in 2012, as well as future minimum lease payments from amounts previously reported. In addition in 2012, the Bank closed three branch locations that were subject to leases that were set to expire within one to twelve months from their closure date.

Note 16. Restructuring Activities

In conjunction with the MISN Transaction described in Note 2. Business Combination, the Company has initiated a restructuring and integration plan which has resulted in additional non-interest expenses during 2014. These additional costs were attributable to the integration of MISN systems into the Company's systems, the elimination of owned and leased facilities and related fixed assets, contract cancellation costs of duplicative systems and services, and termination benefits paid to employees displaced as a result of the merger and for retention of key employees through integration-related milestone dates.

The following table provides a summary of the expected and incurred costs associated with the restructuring and integration plan:

						Costs Incurred For The Year Ended December 31, 2014
	Total Costs Expected To Be Incurred	Costs Incurred During
		Q1 2014	Q2 2014	Q3 2014	Q4 2014

	(dollars in thousands)
System integration	$578	$223	$(20)	$312	$9	$524
Fixed asset consolidation	2,387	2,350	(268)	41	152	2,275
Contract cancellation costs	1,746	1,656	–	90	(75)	1,671
Employee termination and retention	3,836	2,641	803	274	319	4,037

Total restructuring costs	$8,547	$6,870	$515	$717	$405	$8,507

The following table summarizes the change in the accrued liability related to the Company's restructuring and integration plan associated with the MISN Transaction for the periods presented below:

For the Twelve Months Ended December 31, 2014
(dollars in thousands)
Balance, beginning of period	$—
New charges (1)	9,255
Cash payments	(7,460)
Other adjustments (2)	(748)

Balance, end of period	$1,047

(1)
Represents initial charges the Company incurred related to the restructuring and integration plan associated with the MISN Transaction.

(2)
Adjustments related to previously accrued amounts associated with planned staff reduction, contract terminations, and other adjustments.

Note 17. Regulatory Matters

Consent Order

On November 5, 2014, the Bank entered into a Stipulation to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Business Oversight ("DBO"), consenting to the issuance of a consent order ("the Consent Order") relating to identified deficiencies in the Bank's centralized Bank Secrecy Act and anti-money laundering compliance program, which is designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). Per the Consent Order, the Bank must

Note 17. Regulatory Matters – continued

review, update and implement an enhanced Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") risk assessment process based on the 2010 Federal Financial Institutions Examination Council BSA/AML Examination Manual. Some of the areas highlighted in the Consent Order include the requirements to: i) enhance customer due-diligence procedures; ii) improve the enhanced due diligence analysis for high-risk customers; iii) ensure the proper identification and reporting of suspicious activity; iv) address and correct the noted violations of law; v) ensure that there is sufficient and qualified staff; and vi) ensure that all staff are properly trained to carry out the BSA/AML programs. Certain activities, including expansionary activities, that otherwise require regulatory approval will likely be impeded while the Consent Order remains outstanding.

Management and the Board have been working diligently to comply with the Consent Order and believe they have allocated sufficient resources to address the corrective actions required by the FDIC and DBO. Compliance and resolution of the Consent Order will ultimately be determined by the FDIC and DBO.

Memoranda of Understanding

From April 2012 to April 2013, the Bank operated under a Memoranda of Understanding ("MOU") with the FDIC and the DBO, which replaced a Consent Order entered into during 2010. In the MOU, the Company committed, among other things, continue to make progress in improving credit quality and processes as well as continue to comply with the 10% Leverage Ratio as originally established by the Order. Effective April 24, 2013, the FDIC and DBO terminated their MOU with the Bank. As such the Bank is no longer subject to the MOU's 10% Leverage Ratio requirement, as well as the other provision of the MOU.

From July 2012 to September 2013, the Company also operated under a MOU with the Federal Reserve Bank of San Francisco ("FRB"), which replaced a Written Agreement entered into with the Company in March 2010. In the MOU the Company committed to among other things, continue to seek FRB approval prior to: paying any dividends on its common and preferred stock; paying interest, principal or other sums on subordinated debt or trust preferred securities; or incurring, increasing, or guaranteeing any debt. On September 4, 2013, the FRB terminated the MOU with the Company.

Regulatory Capital

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. At year end 2014 and 2013, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, the Bank must maintain minimum capital ratios as set forth in the table below.

Note 17. Regulatory Matters – continued

The following table also sets forth the Company's and the Bank's actual regulatory capital amounts and ratios as of December 31, 2014 and 2013:

	Actual		Capital Needed For Adequacy Purposes		Capital Needed To Be Well Capitalized Under Prompt Corrective Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

	(dollars in thousands)
As of December 31, 2014
Total capital to risk-weighted assets:
Company	$187,198	14.38%	$104,111	8.0%	N/A	N/A
Heritage Oaks Bank	$180,640	13.88%	$104,101	8.0%	$130,126	10.0%
Tier I capital to risk-weighted assets:
Company	$170,918	13.13%	$52,056	4.0%	N/A	N/A
Heritage Oaks Bank	$164,361	12.63%	$52,050	4.0%	$78,076	6.0%
Tier I capital to average assets:
Company	$170,918	10.22%	$66,902	4.0%	N/A	N/A
Heritage Oaks Bank	$164,361	9.83%	$66,889	4.0%	$83,611	5.0%
As of December 31, 2013
Total capital to risk-weighted assets:
Company	$130,532	14.17%	$73,709	8.0%	N/A	N/A
Heritage Oaks Bank	$126,000	13.68%	$73,703	8.0%	$92,128	10.0%
Tier I capital to risk-weighted assets:
Company	$118,933	12.91%	$36,855	4.0%	N/A	N/A
Heritage Oaks Bank	$114,402	12.42%	$36,851	4.0%	$55,277	6.0%
Tier I capital to average assets:
Company	$118,933	10.20%	$46,649	4.0%	N/A	N/A
Heritage Oaks Bank	$114,402	9.82%	$46,603	4.0%	$58,254	5.0%

As disclosed in Note 10. Borrowings, of these Consolidated Financial Statements, the proceeds from the issuance of Junior Subordinated Debentures, subject to percentage limitations, are considered Tier I capital by the Company for regulatory reporting purposes. At December 31, 2014 and 2013, the Company included $12.8 million, and $8.0 million of proceeds from the issuance of the debt securities in its Tier I capital.

Note 18. Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Bank and the Company. These loans were made and deposits were taken in the ordinary course of business. The following table sets forth loans made to directors and executive officers of the Company as of December 31, 2014:

For The Year Ended December 31, 2014
(dollars in thousands)
Outstanding balance, beginning of year	$20,087
Additional loans made	18,452
Repayments	(13,548)
Change in related party status	–

Outstanding balance, end of year	$24,991

Deposits from related parties held by the Bank at December 31, 2014 and 2013 amounted to $3.2 million and $2.7 million, respectively.

In addition to the loan and deposit relationships noted above, the Company paid firms affiliated with certain of its directors for facility rent, legal consultation fees related to collection matters and fuel for Company owned vehicles. The table below summarizes these payments for each of the periods presented:

	For The Years Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Payments to affiliated firms:
Facility rent	$240	$237	$233
Legal consultation fees	15	14	6
Fuel for company owned vehicles	–	–	5

Total payments to affiliated firms	$255	$251	$244

Note 19. Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Bancorp. As of December 31, 2014, the Bank had obtained prior approval from the DBO to pay dividends up to $5.0 million to the Bancorp. The Bank may not pay dividends to the Bancorp in excess of this amount without prior approval from the DBO. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Bancorp and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings.

Additionally, as disclosed in Note 17. Regulatory Matters, of these Consolidated Financial Statements, the Bank was operating under a MOU by the FDIC and DBO from April 2012 to April 2013, and the Company was operating under a MOU with the Federal Reserve Bank of San Francisco from July 2012 to September 2013. The Memoranda of Understanding contained provisions that required the Bank to obtain regulatory approval prior to paying any dividends or other forms of payment that may have represented a reduction in the Bank's equity to the Bancorp. The Bancorp and Bank are no longer under this restriction. The Consent Order, as disclosed in Note 17. Regulatory Matters, of these Consolidated Financial Statements, which the Bank entered into on November 5, 2014, and which related to deficiencies in the Bank's centralized Bank Secrecy Act and Anti-money Laundering compliance program, does not contain restrictions on the Bank's ability to transfer funds to the Company.

Note 20. Parent Company Financial Information

Heritage Oaks Bancorp
Condensed Balance Sheets

	December 31,
	2014	2013

	(dollars in thousands)
Assets
Cash	$6,642	$4,726
Prepaid and other assets	2,122	1,280
Investment in bank	202,565	128,940

Total assets	$211,329	$134,946

Liabilities
Junior subordinated debentures	$13,233	$8,248
Other liabilities	156	271

Total liabilities	13,389	8,519
Shareholders' Equity
Preferred stock	1,056	3,604
Common stock	164,196	101,511
Additional paid in capital	6,984	6,020
Retained earnings	24,772	18,717
Accumulated other comprehensive income (loss)	932	(3,425)

Total shareholders' equity	197,940	126,427

Total liabilities and shareholders' equity	$211,329	$134,946

Note 20. Parent Company Financial Information – continued

Heritage Oaks Bancorp
Condensed Statements of Income

	For The Years Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Income
Dividends from subsidiaries	$10,000	$25,309	$3,517
Interest income	16	19	25

Total income	10,016	25,328	3,542

Expense
Share-based compensation	211	133	114
Other professional fees and outside services	737	1,169	498
Interest	499	167	192

Total expense	1,447	1,469	804

Income before income tax benefit and equity in undistibuted earnings of subsidiaries	8,569	23,859	2,738
Income tax benefit	(576)	(347)	(813)

Net income before equity in undistributed earnings of subsidiaries	9,145	24,206	3,551
Equity in undisbursed income of subsidiaries	180	13,365	(9,486)
Dividends and accretion on preferred stock	168	898	1,470

Net income available to common shareholders	$8,797	$9,943	$11,567

Note 20. Parent Company Financial Information – continued

Heritage Oaks Bancorp
Condensed Statements of Cash Flows

	For The Years Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Cash flows from operating activities:
Net income	$8,965	$10,841	$13,037
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	211	133	114
Amortization of premium on borrowings	175	–	–
Undistributed loss (income) of subsidiaries	180	13,365	(9,486)
Increase in other assets and other liabilities	(868)	(83)	(656)

Net cash provided by operating activities	8,663	24,256	3,009
Cash flows from investing activities:
Cash acquired in MISN merger	(3,928)	–	–
Proceeds from the sale of assets	338	–	–
Other	(100)	–	–

Net cash used in investing activities	(3,690)	–	–
Cash flows from financing activities:
Dividends on Series A preferred stock	–	(708)	(3,013)
Retirement of Series A preferred stock and related warrants	–	(22,575)	–
Dividends declared on common stock	(2,742)	–	–
Repurchase of common stock	(387)	–	–
Stock issuance costs	(381)	–	–
Proceeds from the exercise of options	453	138	183

Net cash used in financing activities	(3,057)	(23,145)	(2,830)

Net increase in cash and cash equivalents	1,916	1,111	179
Cash and cash equivalents, beginning of year	4,726	3,615	3,436

Cash and cash equivalents, end of year	$6,642	$4,726	$3,615

Note 21. Subsequent Events

Dividend Declaration

On January 28, 2015, the Company's Board of Directors declared a cash dividend of $0.05 per share, payable on March 2, 2015, to shareholders of the Company's common stock as of February 16, 2015. Holders of the Company's Series C Preferred Stock are also entitled to a per share dividend equivalent to the common dividend declared.

Note 22. Quarterly Financial Information (unaudited)

The following table provides a summary of results for the periods indicated:

	For The Quarters Ended,
	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013

	(dollars in thousands, except per share data)
Interest income	$17,064	$16,895	$16,541	$13,588	$11,736	$11,509	$11,075	$11,073
Net interest income	15,726	15,571	15,197	12,437	10,687	10,482	10,149	10,208
Non-interest income	2,354	2,982	2,476	1,763	1,879	2,423	2,912	5,661
Non-interest expense	11,385	13,382	12,986	17,039	9,624	8,551	8,640	9,748
Income before provision (benefit) for income taxes	6,695	5,171	4,687	(2,839)	2,942	4,354	4,421	6,121

Net income (loss)	4,352	3,429	2,949	(1,765)	1,634	2,761	2,716	3,730

Dividends and accretion on preferred stock	168	–	–	–	–	181	359	358

Net income (loss) available to common shareholders	$4,184	$3,429	$2,949	$(1,765)	$1,634	$2,580	$2,357	$3,372

Earnings per common share
Basic	$0.13	$0.10	$0.09	$(0.06)	$0.06	$0.10	$0.09	$0.13
Diluted	$0.13	$0.10	$0.09	$(0.06)	$0.06	$0.10	$0.09	$0.13

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with the participation of the Principal Executive Officer, the Principal Financial Officer, and the Principal Accounting Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Principal Executive Officer, the Principal Financial Officer, and the Principal Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer, the Principal Financial Officer, and the Principal Accounting Officer as appropriate, to allow for timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management's report on the Company's internal control over financial reporting is set forth on page 59 and is incorporated herein by reference.

Attestation Report of Independent Public Accounting Firm

The attestation report of Crowe Horwath LLP on the Company's internal control over financial reporting is set forth on page 64 and is incorporated herein by reference.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a Code of Conduct, which applies to all employees, officers and directors of the Company and Bank. We also have adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and all other executive officers of the Bank, and all individuals serving in the finance, accounting, tax and investor relations roles. Our Code of Conduct and our Code of Ethics meet the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, as well as all other employees, as indicated above. Our Code of Conduct is posted on our website at www.heritageoaksbancorp.com under the heading "Investor Relations – Governance Documents." Any change to or waiver of the code of conduct or code of ethics (other than technical, administrative and other non-substantive changes) will be posted on the Company's website or reported on a Form 8-K filed with the Securities and Exchange Commission. While the Board may consider a waiver for an executive officer or director, the Board does not expect to grant such waivers.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board during 2014.

The balance of the information required by Item 10 of Form 10-K is incorporated by reference from the information that will be contained in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2014.

Item 11.   Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information that will be contained in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2014.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information that will be contained in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2014. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information that will be contained in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2014.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information that will be contained in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2014.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a)
1.   Consolidated Financial Statements

The Company's Consolidated Financial Statements, include the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the index for Item 8 of this form.

(a)
2.   Financial Statement Schedules

All financial statement schedules for the Company have been included in the Consolidated Financial Statements or the related footnotes. Additionally, a listing of the supplementary financial information required by this item is set forth in the index for Item 8 of this Form 10-K.

(a)
3.   Exhibits

A list of exhibits of this Form 10-K is set forth in the "Exhibit Index" immediately preceding such exhibits and is incorporated herein by reference.

(b)
Exhibits Required By Item 601 of Regulation S-K

Reference is made to the Exhibit Index on page 130 for exhibits filed as part of this report.

(b)
(c) Additional Financial Statements

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: March 6, 2015

/s/ Simone F. Lagomarsino Simone F. Lagomarsino President and Chief Executive Officer (Principal Executive Officer)	/s/ Lonny D. Robinson Lonny D. Robinson Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ Jason C. Castle Jason C. Castle Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael J. Morris Michael J. Morris	Chairman of the Board of Directors	March 6, 2015
/s/ Donald H. Campbell Donald H. Campbell	Vice Chairman of the Board of Directors	March 6, 2015
/s/ Michael J. Behrman Michael J. Behrman	Director	March 6, 2015
/s/ Mark C. Fugate Mark C. Fugate	Director	March 6, 2015
/s/ Howard N. Gould Howard N. Gould	Director	March 6, 2015
/s/ Dolores T. Lacey Dolores T. Lacey	Director	March 6, 2015
/s/ Simone F. Lagomarsino Simone F. Lagomarsino	Director	March 6, 2015
/s/ James J. Lynch James J. Lynch	Director	March 6, 2015
/s/ Daniel J. O'Hare Daniel J. O'Hare	Director	March 6, 2015
/s/ Michael E. Pfau Michael E. Pfau	Director	March 6, 2015
/s/ Alexander F. Simas Alexander F. Simas	Director	March 6, 2015
/s/ Stephen P. Yost Stephen P. Yost	Director	March 6, 2015

Exhibit Index

(2.1)	Agreement and Plan of Merger, dated October 21, 2013, by and between Heritage Oaks Bancorp and Mission Community Bancorp incorporated by reference from Exhibit 2.1 to the Form 8-K filed with the SEC on October 22, 2013, Commission File No. 000-225020.
(3.1)	Articles of Incorporation incorporated by reference from Exhibit 3.1a to Registration Statement on Form S-4 Commission File No. 33-77504 filed with the SEC on April 8, 1994.
(3.2)
Amendment to the Articles of Incorporation incorporated by reference from the Company's 10-KSB for the year ending December 31, 1997 filed with the SEC on March 27, 1998, Commission File No. 000-25020.
(3.3)	Certificate of Amendment of Articles of Incorporation incorporated by reference from the Form 8-K filed with the SEC on March 5, 2009, Commission File No. 000-25020.
(3.4)	Bylaws, as amended, incorporated by reference from the Registration Statement on Form S-3, filed with the SEC on April 23, 2009, Commission File No. 333-158732.
(4.1)
Specimen form of the Company's Common stock certificate incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 Commission File No. 33-77504 filed with the SEC on April 8, 1994.
(4.2)	Certificate of Determination of Series C Convertible Perpetual Preferred Stock incorporated by reference from the Form 8-K filed with the SEC on March 15, 2010, Commission File No. 000-25020.
(10.1)
Salary Continuation Agreement with Lawrence P. Ward, incorporated by reference from the Company's 10-QSB Report for the quarter ended March 31, 2001 filed with the SEC on May 8, 2001, Commission File No. 000-25020.*
(10.2)
1997 Stock Option Plan incorporated by reference from Exhibit 4a to Registration Statement on Form S-8 No.333-31105 filed with the SEC on July 11, 1997 as amended, incorporated by reference, from Registration Statement on Form S-8, Commission File No. 333-83235 filed with the SEC on July 20, 1999.*
(10.3)	Form of Stock Option Agreement incorporated by reference from Exhibit 4b to Registration Statement on Form S-8 Commission File No. 333-31105 filed with the SEC on July 11, 1997.*
(10.4)	2005 Equity Based Compensation Plan incorporated by reference from Appendix C to the Definitive Proxy Statement filed on Form DEF-14A with the SEC on May 6, 2005, Commission File No. 333-83235.*
(10.5)
Form of Salary Continuation Agreement incorporated by reference from the Company's Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, Commission File No. 000-25020.*
(10.6)
Sixth Amendment to Service Bureau Processing Agreement dated July 6, 2010 between Fidelity Information Services, Inc. and Heritage Oaks Bank, incorporated by reference from the Form 8-K filed with the SEC on July 9, 2010, Commission File No. 000-25020.
(10.7)	Registration Rights Agreement, incorporated by reference from the Form 8-K filed with the SEC on March 10, 2010, Commission File No. 000-25020.

(10.8)	Stipulation to the Issuance of a Consent Order and Consent Order between Heritage Oaks Bank and the Federal Deposit Insurance Corporation and the California Department of Business Oversight, dated October 29, 2014, incorporated by reference from the Form 8-K filed with the SEC on October 30, 2014, Commission File No. 000-25020.
(10.9)
Exchange Agreement by and between Heritage Oaks Bancorp and Castle Creek Partners IV, LP, dated October 29, 2014, incorporated by reference from the Form 8-K/A filed with the SEC on October 31, 2014, Commission File No. 000-25020.
(10.10)
First Amendment to Exchange Agreement by and between Heritage Oaks Bancorp and Castle Creek Partners IV, LP, dated December 22, 2014, incorporated by reference from the Form 8-K filed with the SEC on December 24, 2014, Commission File No. 000-25020.
(10.11)
Employment Agreement by and among Simone F. Lagomarsino and Heritage Oaks Bancorp and Heritage Oaks Bank, dated October 29, 2014, incorporated by reference from the Form 8-K filed with the SEC on October 30, 2014, Commission File No. 000-25020.*
(10.12)	Salary Protection Agreement by and among Lonny D. Robinson and Heritage Oaks Bancorp and Heritage Oaks Bank, dated August 1, 2014.*,**
(21)	Subsidiaries of the Company. Heritage Oaks Bank is the only financial subsidiary of the Company.
(23.1)	Consent of Independent Registered Accounting Firm**
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
(31.3)	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
(32.3)	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following materials from the Company's annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012 (v) Consolidated Statements of Cash Flows, for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.
*
Management contract or compensatory plan agreement.

**
Filed herewith.