Form 10-Q
period 2015-03-31
HERITAGE OAKS BANCORP
filed 2015-05-01
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.

Or

[    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number:  000-25020

(Exact name of registrant as specified in its charter)

California	77-0388249
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1222 Vine Street,	93446
Paso Robles, California
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ X ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [    ]    NO [ X ]

As of April 27, 2015 there were 33,950,518 shares of the registrant’s common stock outstanding.

Heritage Oaks Bancorp

and Subsidiaries

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Financial Statements

Condensed Consolidated Financial Statements and the notes thereto begin on the next page.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2015	2014
	(dollars in thousands except per share data)
Assets
Cash and due from banks	$14,743	$12,548
Interest earning deposits in other banks	60,735	23,032
Total cash and cash equivalents	75,478	35,580

Investment securities available for sale, at fair value	364,498	355,580
Loans held for sale, at lower of cost or fair value	9,493	2,586
Gross loans held for investment	1,207,319	1,193,483
Net deferred loan fees	(1,221)	(1,445)
Allowance for loan and lease losses	(16,913)	(16,802)
Net loans held for investment	1,189,185	1,175,236
Premises and equipment, net	38,107	37,820
Premises held for sale	1,840	1,978
Deferred tax assets, net	22,508	24,920
Bank-owned life insurance	24,871	24,711
Federal Home Loan Bank stock	7,853	7,853
Goodwill	24,885	24,885
Other intangible assets	5,085	5,347
Other assets	12,791	13,631
Total assets	$1,776,594	$1,710,127

Liabilities
Non-interest bearing deposits	$484,106	$461,479
Interest bearing deposits	976,162	933,325
Total deposits	1,460,268	1,394,804
Short term FHLB borrowing	10,500	25,000
Long term FHLB borrowing	83,054	70,558
Junior subordinated debentures	13,286	13,233
Other liabilities	7,543	8,592
Total liabilities	1,574,651	1,512,187

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized:
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 348,697 shares at March 31, 2015 and December 31, 2014, respectively	1,056	1,056
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 33,950,518 shares and 33,905,060 shares at March 31, 2015 and December 31, 2014, respectively	164,271	164,196
Additional paid in capital	7,252	6,984
Retained earnings	27,128	24,772
Accumulated other comprehensive income, net of tax of $1,623 and $677 as of March 31, 2015 and December 31, 2014, respectively	2,236	932
Total shareholders’ equity	201,943	197,940
Total liabilities and shareholders’ equity	$1,776,594	$1,710,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income (Loss) (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(dollars in thousands, except per share data)
Interest Income
Loans, including fees	$15,088	$11,856
Investment securities	1,667	1,590
Other interest-earning assets	173	156
Total interest income	16,928	13,602
Interest Expense
Deposits	889	815
Other borrowings	541	336
Total interest expense	1,430	1,151
Net interest income before provision for loan losses	15,498	12,451
Provision for loan and lease losses	-	-
Net interest income after provision for loan and lease losses	15,498	12,451
Non-Interest Income
Fees and service charges	1,207	1,135
Net gain on sale of mortgage loans	386	188
Other mortgage fee income	138	54
Gain (loss) on sale of investment securities	505	(2)
Other income	765	375
Total non-interest income	3,001	1,750
Non-Interest Expense
Salaries and employee benefits	6,259	5,617
Occupancy and equipment	1,587	1,465
Information technology	601	695
Professional services	1,406	733
Regulatory assessments	297	204
Sales and marketing	317	173
Foreclosed asset costs and write-downs	11	72
Provision for mortgage loan repurchases	(10)	-
Amortization of intangible assets	262	166
Merger, restructure, and integration	32	7,115
Other expense	1,051	798
Total non-interest expense	11,813	17,038
Income (loss) before income taxes	6,686	(2,837)
Income tax expense (benefit)	2,617	(1,074)
Net income (loss)	$4,069	$(1,763)

Earnings (Loss) Per Common Share
Basic	$0.12	$(0.06)
Diluted	$0.12	$(0.06)
Dividends Declared Per Common Share	$0.05	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended, March 31,
	2015	2014
	(dollars in thousands)
Net income (loss)	$4,069	$(1,763)
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities arising during the period	2,755	2,797
Reclassification for net (gains) losses on investments included in net income	(505)	2
Other comprehensive income, before income tax expense	2,250	2,799
Income tax expense related to items of other comprehensive income	946	1,150
Other comprehensive income	1,304	1,649
Comprehensive income (loss)	$5,373	$(114)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
		Common Stock		Additional		Other	Total
	Preferred	Number of		Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(dollars in thousands, except per share data)
Balance, December 31, 2013	$3,604	25,397,780	$101,511	$6,020	$18,717	$(3,425)	$126,427
Issuance of common stock in MISN Transaction		7,541,326	60,255				60,255
Stock issuance costs				(290)			(290)
Exercise of stock options		31,776	110				110
Share-based compensation				247			247
Tax benefit of share-based compensation				5			5
Net issuance of restricted share awards		32,532					-
Net loss					(1,763)		(1,763)
Other comprehensive income						1,649	1,649
Balance, March 31, 2014	$3,604	33,003,414	$161,876	$5,982	$16,954	$(1,776)	$186,640

Balance, December 31, 2014	$1,056	33,905,060	$164,196	$6,984	$24,772	$932	$197,940
Dividends declared ($0.05 per share)					(1,713)		(1,713)
Exercise of stock options		17,353	75				75
Share-based compensation				241			241
Tax benefit of share-based compensation				27			27
Net issuance of restricted share awards		28,105					-
Net income					4,069		4,069
Other comprehensive income						1,304	1,304
Balance, March 31, 2015	$1,056	33,950,518	$164,271	$7,252	$27,128	$2,236	$201,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 7 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$4,069	$(1,763)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	479	396
Write-downs on premises and equipment held for sale	138	1,186
Amortization of premiums / discounts on investment securities, net	1,440	1,028
Amortization of intangible assets	262	166
Accretion of discount on acquired and purchased loans, net	(907)	(393)
Amortization of premium on borrowings	49	19
Share-based compensation expense	241	247
(Gain) loss on sale of available for sale securities	(505)	2
Originations of loans held for sale	(40,038)	(14,719)
Proceeds from sale of loans held for sale	33,517	10,948
Gain on sale of loans held for sale	(386)	(188)
Net increase in bank owned life insurance	(160)	(131)
Decrease in deferred tax asset	1,466	44
Tax impact of share-based compensation	(27)	(5)
Decrease in other assets and other liabilities, net	257	2,038
Net cash used in operating activities	(105)	(1,125)
Cash Flows from Investing Activities
Net cash and cash equivalents acquired in MISN Transaction	-	28,891
Purchase of securities, available for sale	(65,085)	(19,924)
Sale of securities, available for sale	46,528	15,562
Proceeds from principal paydowns of securities, available for sale	10,954	11,112
Increase in loans, net	(13,659)	(5,633)
Recoveries on previously charged-off loans	184	203
Purchase of property, premises and equipment, net	(772)	(725)
Net cash (used in) provided by investing activities	(21,850)	29,486
Cash Flows from Financing Activities
Increase in deposits, net	65,464	20,433
Proceeds from Federal Home Loan Bank borrowing	36,000	5,000
Repayments of Federal Home Loan Bank borrowing	(38,000)	(14,000)
Proceeds from exercise of stock options, including tax benefits	102	115
Stock issuance costs	-	(290)
Dividends declared on common stock	(1,713)	-
Net cash provided by financing activities	61,853	11,258
Net increase in cash and cash equivalents	39,898	39,619
Cash and cash equivalents, beginning of period	35,580	26,238
Cash and cash equivalents, end of period	$75,478	$65,857

Supplemental Cash Flow Information
Cash Flow Information
Interest paid	$1,348	$1,081
Income taxes paid	$-	$600
Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$2,250	$2,803
Loans transferred to foreclosed assets	$433	$248
Premises transferred to held for sale	$-	$1,730
Common stock issued in MISN Transaction	$-	$60,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 8 -

Note 1.  Summary of Significant Accounting Policies

Description of Business

Heritage Oaks Bancorp (“Bancorp”) is a California corporation organized in 1994 to act as the holding company for Heritage Oaks Bank (the “Bank”), which opened for business in 1983.  The Bank, which is the Company’s sole operating subsidiary, operates branches within San Luis Obispo and Santa Barbara Counties and has a loan production office in Ventura County.  The Bank offers traditional banking products such as checking, savings, money market accounts and certificates of deposit, as well as mortgage, commercial, and consumer loans to customers who are predominately small to medium-sized businesses and to individuals.  As such, the Company is subject to a concentration risk associated with its banking operations in San Luis Obispo and Santa Barbara Counties, and to a lesser degree Ventura County. No one customer accounts for more than 10% of revenue or assets in any period presented and the Company has no assets nor does it generate any revenue from outside of the United States. While the chief decision-makers of the Company monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Operating segments are aggregated into one as operating results for all segments are similar.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2014 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 6, 2015; file number 000-25020.

The condensed consolidated financial statements include the accounts of Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated. On February 28, 2014, the Company acquired 100% of the outstanding common shares of Mission Community Bancorp (“MISN”).  MISN’s results of operations are included in the Company’s results of operations beginning March 1, 2014.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Reclassifications

Certain items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or shareholders’ equity.

Use of Estimates in the Preparation of Condensed Consolidated Financial Statements

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and general practices within the banking industry require management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Heritage Oaks Bancorp | - 9 -

Note 1.  Summary of Significant Accounting Policies - continued

Significant Accounting Policies

The significant accounting policies that the Company applies are detailed in Note 1. Summary of Significant Accounting Policies, of the Company’s 2014 Annual Report filed on Form 10-K.  There have been no changes to these policies or their application during the three months ended March 31, 2015.

Recent Accounting Standards Updates

Recent Accounting Guidance Adopted

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-14 Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”). Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed. Under the provisions of this update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure, (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments within this update are effective for interim and annual periods, beginning after December 15, 2014. The adoption of this Update did not have a material impact on the Company’s consolidated financial statements.

On January 17, 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors. This ASU provides clarification that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for interim and annual periods, beginning after December 15, 2014. The adoption of this Update did not have a material impact on the Company’s consolidated financial statements.

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

Heritage Oaks Bancorp | - 10 -

Note 2.  Business Combination

On February 28, 2014, the Company acquired 100% of the outstanding common shares of Mission Community Bancorp (“MISN”) and all unexercised warrants and options to purchase MISN common stock were cancelled, in exchange for 7,541,326 shares of the Company’s common stock and $8.7 million in cash (the “MISN Transaction”).  In conjunction with the merger, MISN’s wholly-owned bank subsidiary, Mission Community Bank, was merged with and into Heritage Oaks Bank.  The transaction was valued at $69.0 million, based on the Company’s closing stock price of $7.99 on February 28, 2014.  With the acquisition, the Company believes it has created a more valuable community banking franchise, with a low-cost core deposit base, strong capital ratios, attractive net interest margins, lower operating costs, and better overall returns for the shareholders of the combined company.  The Company also believes it now has a banking platform that is well positioned for future growth, both organically and through acquisitions.  The operating results for MISN are included in the Company’s condensed consolidated financial statements for the three months ended March 31, 2015, and from February 28, 2014 through March 31, 2014.  As of December 31, 2014, adjustments to the fair value of assets acquired and liabilities assumed in the MISN Transaction were complete.

The following table presents unaudited pro forma financial information for the three months ended March 31, 2014, as if the MISN Transaction were reflected in the Company’s operating results beginning on January 1, 2014. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

Three Month Ended March 31, 2014
(dollars in thousands except per share data)
Net interest income	$15,379
Provision for loan and lease losses	-
Non-interest income	2,364
Non-interest expense	20,473
Loss before income tax benefit	(2,730)
Income tax benefit	(1,013)
Net loss	$(1,717)
Loss Per Common Share
Basic	$(0.05)
Diluted	$(0.05)

Heritage Oaks Bancorp | - 11 -

Note 3.  Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the assets the Company measures at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	March 31, 2015	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Obligations of U.S. government agencies	$42,112	$-	$42,112	$-
Mortgage backed securities:
U.S government sponsored entities and agencies	198,029	-	198,029	-
Non-agency	13,754	-	13,754	-
State and municipal securities	93,745	-	93,745	-
Asset backed securities	16,858	-	16,858	-
Total assets measured on a recurring basis	$364,498	$-	$364,498	$-

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	December 31, 2014	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)

Assets
Obligations of U.S. government agencies	$19,664	$-	$19,664	$-
Mortgage backed securities:
U.S government sponsored entities and agencies	215,398	-	215,398	-
Non-agency	11,901	-	11,901	-
State and municipal securities	82,592	-	82,592	-
Asset backed securities	26,025	-	26,025	-
Total assets measured on a recurring basis	$355,580	$-	$355,580	$-

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value, and were measured at fair value which was below cost. Certain impaired loans measured at fair value at December 31, 2014 are no longer recorded at fair value due to the borrower payments reducing the carrying value of these loans to less than fair value, and due to other impaired loans being evaluated under the discounted cash flow method versus the collateral method. The discounted cash flow method as prescribed by ASC 310 Receivables, is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate, which is not a market rate. The discounted cash flow approach is used to measure impairment for certain impaired loans, because of their significant payment history and the global cash flow analysis performed on each borrower.

Heritage Oaks Bancorp | - 12 -

Note 3.  Fair Value of Assets and Liabilities - continued

The following tables provide a summary of assets the Company measures at fair value on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	March 31, 2015	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
	(dollars in thousands)
Assets
Impaired loans:
Land	$3,261	$-	$-	$3,261	$(50)
Total assets measured on a non-recurring basis	$3,261	$-	$-	$3,261	$(50)

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	December 31, 2014	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
	(dollars in thousands)
Assets
Impaired loans:
Commercial real estate	$1,325	$-	$-	$1,325	$1,026
Land	3,261	-	-	3,261	(946)
Total assets measured on a non-recurring basis	$4,586	$-	$-	$4,586	$80

There were no transfers into or out of Level 1 or Level 2 assets reported at fair value on either a recurring or non-recurring basis during the three months ended March 31, 2015.

Heritage Oaks Bancorp | - 13 -

Note 3.  Fair Value of Assets and Liabilities - continued

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments:

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	March 31, 2015	Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$75,478	$75,478	$-	$-	$75,478
Investment securities available for sale	364,498	-	364,498	-	364,498
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net of deferred fees and costs	1,206,098	-	-	1,226,517	1,226,517
Loans held for sale	9,493	-	9,493	-	9,493
Accrued interest receivable	5,731	-	1,805	3,926	5,731
Liabilities
Non-interest bearing deposits	484,106	484,106	-	-	484,106
Interest bearing deposits	976,162	-	978,984	-	978,984
Federal Home Loan Bank advances	93,554	-	94,628	-	94,628
Junior subordinated debentures	13,286	-	-	9,948	9,948
Accrued interest payable	483	-	483	-	483

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	December 31, 2014	Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$35,580	$35,580	$-	$-	$35,580
Investment securities available for sale	355,580	-	355,580	-	355,580
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net of deferred fees and costs	1,192,038	-	-	1,196,997	1,196,997
Loans held for sale	2,586	-	2,586	-	2,586
Accrued interest receivable	5,659	-	2,038	3,621	5,659
Liabilities
Non interest-bearing deposits	461,479	461,479	-	-	461,479
Interest-bearing deposits	933,325	-	936,151	-	936,151
Federal Home Loan Bank advances	95,558	-	96,679	-	96,679
Junior subordinated debentures	13,233	-	-	9,297	9,297
Accrued interest payable	401	-	401	-	401

Information on off-balance-sheet instruments follows:

	March 31, 2015		December 31, 2014
	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
(dollars in thousands)
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$221,969	$2,220	$253,275	$2,533

Heritage Oaks Bancorp | - 14 -

Note 4.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$41,892	$356	$(136)	$42,112
Mortgage backed securities
U.S. government sponsored entities and agencies	197,383	1,519	(873)	198,029
Non-agency	13,767	17	(30)	13,754
State and municipal securities	90,546	3,245	(46)	93,745
Asset backed securities	17,051	-	(193)	16,858
Total available for sale securities	$360,639	$5,137	$(1,278)	$364,498

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$19,562	$191	$(89)	$19,664
Mortgage backed securities
U.S. government sponsored entities and agencies	216,492	1,092	(2,186)	215,398
Non-agency	11,891	21	(11)	11,901
State and municipal securities	79,810	2,843	(61)	82,592
Asset backed securities	26,216	-	(191)	26,025
Total available for sale securities	$353,971	$4,147	$(2,538)	$355,580

The following table provides a summary of investment securities in an unrealized loss position:

	March 31, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$21,829	$(136)	$-	$-	$21,829	$(136)
Mortgage backed securities
U.S. government sponsored entities and agencies	41,843	(409)	31,851	(464)	73,694	(873)
Non-agency	9,082	(30)	-	-	9,082	(30)
State and municipal securities	4,744	(41)	978	(5)	5,722	(46)
Asset backed securities	-	-	16,858	(193)	16,858	(193)
Total	$77,498	$(616)	$49,687	$(662)	$127,185	$(1,278)

	December 31, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$2,795	$(17)	$2,607	$(72)	$5,402	$(89)
Mortgage backed securities
U.S. government sponsored entities and agencies	50,583	(670)	58,753	(1,516)	109,336	(2,186)
Non-agency	3,000	(7)	507	(4)	3,507	(11)
State and municipal securities	5,899	(47)	2,245	(14)	8,144	(61)
Asset backed securities	-	-	17,153	(191)	17,153	(191)
Total	$62,277	$(741)	$81,265	$(1,797)	$143,542	$(2,538)

Heritage Oaks Bancorp | - 15 -

Note 4.  Investment Securities - continued

A total of 51 securities were in an unrealized loss position as of March 31, 2015, and 57 as of December 31, 2014.  As of March 31, 2015, the Company believes that unrealized losses in its investment securities portfolio are not attributable to credit quality, but rather fluctuations in market prices for these investments.  In the case of the agency mortgage related securities, they have contractual cash flows guaranteed by agencies of the U.S. Government.  While the Company’s investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration dependent on the instrument’s priority in the overall cash flow structure and the characteristics of the loans underlying the investment security. Management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery in value.  As of March 31, 2015, the Company does not believe unrealized losses related to any of its securities are other than temporary.

Sales of Available for Sale Securities

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	For Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)

Proceeds	$47,033	$15,562
Gross gains	679	78
Gross losses	(174)	(80)

The income tax expense (benefit) related to net realized gains (losses) on the sale of securities was $212 thousand and $(1) thousand for the three months ended March 31, 2015 and 2014, respectively.

Maturities of Available for Sale Securities

The amortized cost and fair value maturities of available for sale investment securities at March 31, 2015 are shown below. The table reflects the expected lives of mortgage backed securities, based on the Company’s historical prepayment experience, because borrowers who are party to loans underlying these securities may have the right to prepay obligations without prepayment penalties.  Therefore actual maturities may differ from contractual maturities. Contractual maturities are reflected for all other security types.

	March 31, 2015		December 31, 2014
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Due one year or less	$45,265	$45,608	$38,674	$38,587
Due after one year through five years	120,027	120,832	113,081	112,926
Due after five years through ten years	145,719	148,602	137,909	140,115
Due after ten years	49,628	49,456	64,307	63,952
Total	$360,639	$364,498	$353,971	$355,580

Securities having an amortized cost and a fair value of $110.7 million and $112.9 million, respectively, at March 31, 2015, and $67.3 million and $72.5 million, respectively, at December 31, 2014 were pledged to secure public deposits.  As of March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

Heritage Oaks Bancorp | - 16 -

Note 4.  Investment Securities - continued

The following table summarizes earnings on both taxable and tax-exempt investment securities:

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Taxable earnings on investment securities
Obligations of U.S. government agencies	$135	$48
Mortgage backed securities	854	1,025
State and municipal securities	62	-
Corporate debt securities	-	3
Asset backed securities	47	75
Non-taxable earnings on investment securities
State and municipal securities	569	439
Total	$1,667	$1,590

Note 5.  Loans and Allowance for Loan and Lease Losses

The following table provides a summary of outstanding loan balances:

	March 31, 2015			December 31, 2014
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
	(dollars in thousands)
Real Estate Secured
Multi-family residential	$77,684	$-	$77,684	$78,645	$-	$78,645
Residential 1 to 4 family	142,928	562	143,490	126,640	561	127,201
Home equity lines of credit	35,928	-	35,928	38,252	-	38,252
Commercial	569,783	5,753	575,536	584,056	4,416	588,472
Farmland	108,779	-	108,779	96,708	1,665	98,373
Land	19,781	838	20,619	19,316	851	20,167
Construction	27,001	-	27,001	24,493	-	24,493
Total real estate secured	981,884	7,153	989,037	968,110	7,493	975,603
Commercial
Commercial and industrial	145,646	1,266	146,912	153,403	1,384	154,787
Agriculture	62,722	1,428	64,150	53,678	1,423	55,101
Other	5	-	5	14	-	14
Total commercial	208,373	2,694	211,067	207,095	2,807	209,902
Installment	7,008	-	7,008	7,723	-	7,723
Overdrafts	207	-	207	255	-	255
Total gross loans held for investment	1,197,472	9,847	1,207,319	1,183,183	10,300	1,193,483
Net deferred loan fees	(1,221)	-	(1,221)	(1,445)	-	(1,445)
Allowance for loan and lease losses	(16,878)	(35)	(16,913)	(16,802)	-	(16,802)
Total net loans held for investment	$1,179,373	$9,812	$1,189,185	$1,164,936	$10,300	$1,175,236

Loans held for sale	$9,493	$-	$9,493	$2,586	$-	$2,586

Heritage Oaks Bancorp | - 17 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

At March 31, 2015, and December 31, 2014, the loan portfolio consisted of loans purchased without credit impairment indicators at the time of purchase (“non-PCI loans”), and loans purchased with credit impairment indicators at the time of purchase (“PCI loans”).  PCI loans are specifically accounted for under ASC 310-30, as more fully discussed in Note 1. Summary of Significant Accounting Policies of the consolidated financial statements in the Company’s 2014 annual report filed on Form 10-K.  These loans were acquired as part of the MISN Transaction.  Non-PCI loans are representative of all other loans, including loans acquired in the MISN Transaction, which were not acquired with impairment indicators, and are not accounted for within the scope of ASC 310-30.

Gross loans include $226.9 million and $239.7 million of non-PCI loans acquired in the MISN Transaction at March 31, 2015 and December 31, 2014, respectively.  These loans were acquired at fair value on the date of acquisition.  Of the loans acquired in the MISN transaction, $9.8 million and $10.3 million at March 31, 2015 and December 31, 2014, respectively, are considered PCI loans.  Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty to sixty days.

Under a blanket lien to the Federal Home Loan Bank (“FHLB”), the Bank has pledged $604.6 million in loans to secure a credit facility totaling $402.2 million, of which $93.5 million is outstanding as of March 31, 2015.  Of this credit facility, $11.5 million is available as a line of credit, while the remainder is available for potential future borrowings.  The Bank also has a collateralized borrowing line with the Federal Reserve Bank secured by $6.7 million of loans as of March 31, 2015.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate totaling $998.5 million and $978.2 million at March 31, 2015 and December 31, 2014, respectively.  Such loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara and Ventura.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that deterioration in the California real estate market, or the impact of the current California drought on our real estate collateralized loans, would not expose the Company to significantly greater credit risk.

Loans Serviced for Others

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $44.5 million at March 31, 2015 and $44.8 million at December 31, 2014.

From time to time, the Company also originates SBA loans for sale and retains the servicing of the guaranteed portion of the loan sold.  At March 31, 2015 and December 31, 2014, the unpaid principal balance of SBA loans serviced for others totaled $10.7 million and $13.0 million, respectively.  No gains were recorded on the sale of SBA loans during the three months ended March 31, 2015 and 2014.

Heritage Oaks Bancorp | - 18 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

Impaired Loans

The following tables provide a summary of the Company’s recorded investment in non-PCI and PCI impaired loans as of March 31, 2015, and presents average balances and interest income recognized for non-PCI and PCI impaired loans for the three months ended March 31, 2015.

	For the Three Months Ended March 31, 2015
		Unpaid	Specific	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Residential 1 to 4 family	$653	$779	$-	$457	$-
Home equity lines of credit	46	128	-	152	-
Commercial	4,138	5,605	-	4,069	36
Farmland	279	278	-	281	3
Land	1,344	2,042	-	1,407	20
Commercial
Commercial and industrial	3,835	4,161	-	3,082	10
Agriculture	1,558	1,596	-	1,139	13
Installment	163	227	-	137	1
Total	12,016	14,816	-	10,724	83

With Related Allowance
Real Estate Secured
Commercial	484	684	100	491	-
Land	4,811	8,487	1,415	4,844	3
Commercial
Commercial and industrial	1,573	1,551	131	1,581	25
Total	6,868	10,722	1,646	6,916	28
Total Non-PCI impaired loans	$18,884	$25,538	$1,646	$17,640	$111

	For the Three Months Ended March 31, 2015
		Unpaid	Specific	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment (1)	Balance	Impaired Loans	Investment	Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Residential 1 to 4 family	$451	$686	$-	$451	$12
Commercial	4,749	6,265	-	4,916	547
Land	556	683	-	558	18
Commercial
Commercial and industrial	604	988	-	652	31
Agriculture	1,436	1,492	-	1,433	29
Total	7,796	10,114	-	8,010	637

With Related Allowance
Real Estate Secured
Residential 1 to 4 family	115	197	3	114	3
Commercial	1,027	1,071	11	1,025	22
Land	285	289	8	290	5
Commercial
Commercial and industrial	666	734	13	678	11
Total	2,093	2,291	35	2,107	41
Total PCI loans	$9,889	$12,405	$35	$10,117	$678

(1)   Recorded investment includes accrued interest receivable.

Heritage Oaks Bancorp | - 19 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

The following table provides a summary of the Company’s recorded investment in non-PCI and PCI impaired loans as of December 31, 2014, and presents average balances and interest income recognized for non-PCI and PCI impaired loans for the three months ended March 31, 2014.

				For the Three Months Ended
	December 31, 2014			March 31, 2014
		Unpaid	Specific	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Residential 1 to 4 family	$260	$383	$-	$770	$7
Home equity lines of credit	258	340	-	-	-
Commercial	4,000	6,255	-	820	6
Farmland	283	282	-	-	-
Land	1,470	2,355	-	1,285	16
Commercial
Commercial and industrial	2,875	3,967	-	1,936	10
Agriculture	720	760	-	908	6
Installment	112	201	-	106	1
Total	9,978	14,543	-	5,824	46

With Related Allowance
Real Estate Secured
Commercial	498	688	148	-	-
Land	4,876	8,499	1,472	6,657	21
Commercial
Commercial and industrial	1,043	1,054	151	3,317	37
Total	6,417	10,241	1,771	9,974	58
Total Non-PCI impaired loans	$16,395	$24,784	$1,771	$15,798	$104

				For the Three Months Ended
	December 31, 2014			March 31, 2014
		Unpaid	Specific	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment (1)	Balance	Impaired Loans	Investment	Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Residential 1 to 4 family	$564	$886	$-	$313	$1
Home equity lines of credit	-	-	-	41	-
Commercial	4,432	6,109	-	2,749	69
Farmland	1,673	2,027	-	864	1
Land	853	993	-	493	-
Commercial
Commercial and industrial	1,388	1,883	-	1,274	46
Agriculture	1,431	1,492	-	638	-
Total PCI loans	$10,341	$13,390	$-	$6,372	$117

(1)          Recorded investment includes accrued interest receivable.

The Company did not record income from the receipt of cash payments related to non-accruing loans during the three months ended March 31, 2015 and 2014. Interest income recognized on impaired loans in the tables above represents interest on accruing troubled debt restructurings, and accretion in PCI loans. Because loans identified as impaired have unique risk characteristics, the Company has determined the related valuation allowances for such loans on a loan-by-loan basis.

At March 31, 2015 and December 31, 2014, there were no residential 1 to 4 family loans in process of foreclosure, or residential 1 to 4 family properties included in foreclosed assets.

Heritage Oaks Bancorp | - 20 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

Troubled Debt Restructurings (“TDR”)

The following table provides a summary of loans that were classified as TDRs as of the dates indicated below:

	March 31, 2015			December 31, 2014
	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
	(dollars in thousands)

Non-PCI Loans

Real Estate Secured

Residential 1 to 4 family	$-	$653	$653	$130	$130	$260

Commercial	2,605	241	2,846	2,449	78	2,527

Farmland	279	-	279	283	-	283

Land	1,218	4,932	6,150	1,109	5,149	6,258

Commercial

Commercial and industrial	2,226	1,545	3,771	2,177	1,593	3,770

Agriculture	931	-	931	34	-	34

Installment	120	-	120	69	-	69

Total non-PCI loans	7,379	7,371	14,750	6,251	6,950	13,201

PCI Loans

Real Estate Secured

Commercial	-	-	-	223	-	223

Commercial

Commercial and industrial	36	98	134	37	107	144

Total PCI loans	36	98	134	260	107	367

Total TDRs	$7,415	$7,469	$14,884	$6,511	$7,057	$13,568

The majority of the Bank’s TDRs resulted from granting concessions with respect to interest rates, payment structure and/or maturity.  Modifications for the three months ended March 31, 2015, and 2014 relate to extensions of the maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk.  The maturity date extensions granted were for periods ranging from 6 months to 10 years.  As of March 31, 2015, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.  The financial effects of modifications for the three months ended March 31, 2015, and 2014 were not material.

Heritage Oaks Bancorp | - 21 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

The following tables summarize loan modifications which resulted in TDRs during the periods presented below.  There were no modifications to PCI loans resulting in TDRs during the three months ended March 31, 2015 and 2014.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2015			March 31, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	TDRs	Investment	Investment	TDRs	Investment	Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Residential 1 to 4 family	2	$534	$534	-	$-	$-
Commercial	3	564	564	1	166	166
Land	-	-	-	1	160	160
Commercial
Commercial and industrial	4	187	187	4	920	920
Agriculture	1	898	898	1	662	662
Installment	1	57	57	1	73	73
Total	11	$2,240	$2,240	8	$1,981	$1,981

The following tables summarizes loans that were modified as troubled debt restructurings within the twelve months prior to the balance sheet date, and for which there was a payment default during the periods presented below:

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014

	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
	(dollars in thousands)
Non-PCI Loans
Commercial
Commercial and industrial	1	$18	-	$-
Total	1	$18	-	$-

Heritage Oaks Bancorp | - 22 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

Credit Quality

The following tables stratify loans held for investment by the Company’s internal risk grading system:

	March 31, 2015
	Credit Risk Grades
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Multi-family residential	$77,069	$-	$615	$-	$77,684
Residential 1 to 4 family	141,633	198	1,097	-	142,928
Home equity lines of credit	35,228	-	700	-	35,928
Commercial	543,163	2,819	23,801	-	569,783
Farmland	107,234	-	1,545	-	108,779
Land	13,493	9	6,279	-	19,781
Construction	27,001	-	-	-	27,001
Commercial
Commercial and industrial	130,546	8,239	6,719	142	145,646
Agriculture	60,740	150	1,832	-	62,722
Other	-	5	-	-	5
Installment	6,909	-	99	-	7,008
Overdrafts	207	-	-	-	207
Total non-PCI loans	1,143,223	11,420	42,687	142	1,197,472
PCI Loans
Real Estate Secured
Residential 1 to 4 family	-	448	114	-	562
Commercial	-	678	5,075	-	5,753
Land	284	-	554	-	838
Commercial
Commercial and industrial	36	91	1,139	-	1,266
Agriculture	-	-	1,428	-	1,428
Total PCI loans	320	1,217	8,310	-	9,847
Total loans held for investment	$1,143,543	$12,637	$50,997	$142	$1,207,319

Heritage Oaks Bancorp | - 23 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2014
	Credit Risk Grades
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Multi-family residential	$78,023	$-	$622	$-	$78,645
Residential 1 to 4 family	125,733	199	708	-	126,640
Home equity lines of credit	37,638	-	614	-	38,252
Commercial	560,478	3,010	20,568	-	584,056
Farmland	92,481	2,665	1,562	-	96,708
Land	12,929	-	6,387	-	19,316
Construction	24,493	-	-	-	24,493
Commercial
Commercial and industrial	138,202	2,943	12,104	154	153,403
Agriculture	52,678	280	720	-	53,678
Other	-	-	14	-	14
Installment	7,618	-	105	-	7,723
Overdrafts	255	-	-	-	255
Total non-PCI loans	1,130,528	9,097	43,404	154	1,183,183
PCI Loans
Real Estate Secured
Residential 1 to 4 family	-	-	561	-	561
Commercial	126	680	3,610	-	4,416
Farmland	-	-	1,665	-	1,665
Land	294	-	557	-	851
Commercial
Commercial and industrial	36	97	1,175	76	1,384
Agriculture	-	-	1,423	-	1,423
Total PCI loans	456	777	8,991	76	10,300
Total loans held for investment	$1,130,984	$9,874	$52,395	$230	$1,193,483

Heritage Oaks Bancorp | - 24 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

Aging of Loans Held for Investment

The following tables summarize the aging of loans held for investment as of the dates indicated below:

	March 31, 2015
		Days Past Due
				90+ and Still	Non-
	Current	30-59	60-89	Accruing	Accruing	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Multi-family residential	$77,684	$-	$-	$-	$-	$77,684
Residential 1 to 4 family	142,283	-	-	-	645	142,928
Home equity lines of credit	35,882	-	-	-	46	35,928
Commercial	567,731	-	-	-	2,052	569,783
Farmland	108,779	-	-	-	-	108,779
Land	14,744	98	-	-	4,939	19,781
Construction	27,001	-	-	-	-	27,001
Commercial
Commercial and industrial	142,386	90	-	-	3,170	145,646
Agriculture	61,197	-	898	-	627	62,722
Other	5	-	-	-	-	5
Installment	6,867	98	-	-	43	7,008
Overdrafts	207	-	-	-	-	207
Total non-PCI loans	1,184,766	286	898	-	11,522	1,197,472
PCI Loans
Real Estate Secured
Residential 1 to 4 family	562	-	-	-	-	562
Commercial	5,753	-	-	-	-	5,753
Land	838	-	-	-	-	838
Commercial
Commercial and industrial	941	-	-	-	325	1,266
Agriculture	1,428	-	-	-	-	1,428
Total PCI loans	9,522	-	-	-	325	9,847
Total loans held for investment	$1,194,288	$286	$898	$-	$11,847	$1,207,319

Heritage Oaks Bancorp | - 25 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2014
		Days Past Due
				90+ and Still	Non-
	Current	30-59	60-89	Accruing	Accruing	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Multi-family residential	$78,645	$-	$-	$-	$-	$78,645
Residential 1 to 4 family	126,516	-	-	-	124	126,640
Home equity lines of credit	37,994	-	-	-	258	38,252
Commercial	581,971	-	-	-	2,085	584,056
Farmland	96,708	-	-	-	-	96,708
Land	14,079	-	-	-	5,237	19,316
Construction	24,493	-	-	-	-	24,493
Commercial
Commercial and industrial	151,656	-	21	-	1,726	153,403
Agriculture	52,992	-	-	-	686	53,678
Other	14	-	-	-	-	14
Installment	7,621	56	3	-	43	7,723
Overdrafts	255	-	-	-	-	255
Total non-PCI loans	1,172,944	56	24	-	10,159	1,183,183
PCI Loans
Real Estate Secured
Residential 1 to 4 family	561	-	-	-	-	561
Commercial	4,416	-	-	-	-	4,416
Farmland	1,665	-	-	-	-	1,665
Land	851	-	-	-	-	851
Commercial
Commercial and industrial	1,008	-	-	-	376	1,384
Agriculture	1,423	-	-	-	-	1,423
Total PCI loans	9,924	-	-	-	376	10,300
Total loans held for investment	$1,182,868	$56	$24	$-	$10,535	$1,193,483

Purchased Credit Impaired Loans

As part of the MISN Transaction, disclosed in Note 2. Business Combination, the Company acquired certain loans which have exhibited evidence of credit deterioration since their origination.  The carrying amount and unpaid principal balance of these loans are as follows:

	March 31, 2015		December 31, 2014

	Unpaid Principal Balance	Carrying Amount	Unpaid Principal Balance	Carrying Amount
	(dollars in thousands)
Real Estate Secured
Residential 1 to 4 family	$883	$562	$886	$561
Commercial	7,336	5,753	6,109	4,416
Farmland	-	-	2,027	1,665
Land	972	838	993	851
Total real estate secured	9,191	7,153	10,015	7,493
Commercial
Commercial and industrial	1,744	1,266	1,883	1,384
Agriculture	1,492	1,428	1,492	1,423
Total commercial	3,236	2,694	3,375	2,807
Total PCI loans	$12,427	$9,847	$13,390	$10,300

Heritage Oaks Bancorp  | - 26 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

The following table summarizes the accretable yield, or income expected to be collected for PCI loans:

For the Three Months Ended
March 31, 2015
(dollars in thousands)
Balance, December 31, 2014	$4,374
Accretion of income	(678)
Reclassifications from nonaccretable difference (1)	547
Balance, March 31, 2015	$4,243

(1)	Reclassification from nonaccretable difference is attributable to positive changes in expected future cash flows on certain PCI loans.

Allowance for Loan and Lease Losses

The following table summarizes the activity in the allowance for loan and lease losses by portfolio segment for the periods presented below:

	For the Three Months Ended March 31, 2015
	Balance December 31, 2014	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance March 31, 2015
	(dollars in thousands)
Land	$1,655	$(34)	$11	$16	$1,648
Other real estate secured	9,474	(39)	3	332	9,770
Commercial	5,125	-	167	(797)	4,495
Installment	172	-	3	(12)	163
All other loans	30	-	-	(3)	27
Unallocated	346			464	810
Total	$16,802	$(73)	$184	$-	$16,913

	For the Three Months Ended March 31, 2014
	Balance December 31, 2013	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance March 31, 2014
	(dollars in thousands)
Land	$3,402	$-	$7	$(254)	$3,155
Other real estate secured	9,283	(92)	16	190	9,397
Commercial	4,781	-	175	(58)	4,898
Installment	99	(2)	5	(15)	87
All other loans	32	-	-	(6)	26
Unallocated	262			143	405
Total	$17,859	$(94)	$203	$-	$17,968

Heritage Oaks Bancorp  | - 27 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

The following tables disaggregate the allowance for loan and lease losses and the recorded investment in loans by impairment methodology as of the dates presented below:

	March 31, 2015
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Land	$1,415	$225	$8	$6,155	$13,623	$841
Other real estate secured	100	9,656	14	5,600	956,476	6,342
Commercial	131	4,351	13	6,966	201,395	2,706
Installment	-	163	-	163	6,845	-
All other loans	-	27	-	-	207	-
Unallocated	-	810	-
Total	$1,646	$15,232	$35	$18,884	$1,178,546	$9,889

	December 31, 2014
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Land	$1,472	$183	$-	$6,346	$12,968	$853
Other real estate secured	148	9,326	-	5,299	943,468	6,669
Commercial	151	4,974	-	4,633	202,450	2,819
Installment	-	172	-	112	7,611	-
All other loans	-	30	-	-	255	-
Unallocated	-	346	-
Total	$1,771	$15,031	$-	$16,390	$1,166,752	$10,341

At March 31, 2015, total gross loans of $1.2 billion in the table above include $226.9 million of loans acquired through the MISN Transaction.  Loans acquired through the MISN Transaction were initially recorded at fair value, and had no related ALLL on the acquisition date.  The ALLL for acquired non-PCI loans at March 31, 2015 and December 31, 2014 was $0.7 million, and $1.0 million, respectively, and is the result of determining, through the Company’s ALLL methodology, that the existing discount for acquired non-PCI loans was no longer deemed sufficient to cover probable losses incurred in particular segments of the loan portfolio, specifically commercial and industrial and agricultural lines of credit.  The incremental ALLL allocation for acquired non-PCI loans was not driven by deterioration in credit quality; rather they were due to the relatively fast accretion of purchase discounts attributable to these segments of the acquired loan portfolio.  The ALLL allocated to acquired non-PCI loans is included in the ALLL attributable to loans collectively evaluated for impairment in the tables above.  The ALLL for PCI loans was $35 thousand at March 31, 2015, and resulted from declines in expected future cash flows on these loans.  There was no ALLL for PCI loans at December 31, 2014.

Heritage Oaks Bancorp  | - 28 -

Note 6.  Income Taxes

Deferred tax assets relate to amounts that are expected to be realized through subsequent reversals of existing temporary differences over the period they are expected to reverse.  The ultimate realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are expected to reverse.  U.S. GAAP requires that companies assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence, both positive and negative, that can be objectively verified.  At March 31, 2015 and December 31, 2014 there was no valuation allowance for the Company’s deferred tax assets.  At March 31, 2015, the Company’s deferred tax assets totaled $22.5 million and $24.9 million at December 31, 2014.

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 are open to audit by federal and state taxing authorities.  The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of March 31, 2015 and December 31, 2014.

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

Note 7.  Goodwill and Other Intangible Assets

At March 31, 2015 and December 31, 2014 the balance of goodwill was $24.9 million.  Other intangible assets consist of core deposit intangibles (“CDI”), which are attributable to the acquisition of core deposit balances, including those acquired in the MISN Transaction.  CDI assets are subject to amortization.  At March 31, 2015 and December 31, 2014 the balance of CDI was $5.1 million, and $5.3 million, respectively.  Amortization of CDI for the three months ended March 31, 2015 and 2014 was approximately $0.3 million and $0.2 million, respectively.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of CDI as of March 31, 2015, and provides an estimate for future amortization for 2015 and the next five years:

	March 31, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(dollars in thousands)
Core deposit intangibles	$9,261	$(4,176)	$5,085

	March 31, 2015
	Beginning	Acquired	Estimated	Projected Ending
	Balance	CDI	Amortization	Balance
	(dollars in thousands)
Period
Year 2015	$5,347	$-	$(1,049)	$4,298
Year 2016	4,298	-	(944)	3,354
Year 2017	3,354	-	(588)	2,766
Year 2018	2,766	-	(549)	2,217
Year 2019	2,217	-	(522)	1,695
Year 2020	1,695	-	(441)	1,254

Heritage Oaks Bancorp | - 29 -

Note 8.  Share-Based Compensation Plans

As of March 31, 2015, the Company had two share-based employee compensation plans, which are more fully described in Note 12, Share-Based Compensation Plans, of the condensed consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”  As of March 31, 2015 no further grants can be made from these plans.

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Share-based compensation expense:
Stock options	$112	$164
Restricted stock	129	83
Total expense	$241	$247
Unrecognized compensation expense:
Stock options	$1,310	$1,013
Restricted stock	1,064	865
Total unrecognized expense	$2,374	$1,878

At March 31, 2015 unrecognized compensation expense related to non-vested stock options and restricted stock awards is expected to be recognized over weighted average periods of 2.9 years and 2.5 years, respectively.

Restricted Stock Awards

The Company grants restricted stock periodically for the benefit of employees.  Restricted stock issued typically vests ratably over a period of three to five years depending on the specific terms of the grant.  Restricted stock grants may be subject to the achievement of certain performance goals.  Compensation costs related to restricted stock awards are charged to earnings, included in salaries and employee benefits, over the vesting period of those awards.  The fair value of performance-based grants is initially based on the assumption that performance goals will be achieved.  If such performance conditions are not met, no compensation cost is recognized and previously-recognized compensation cost is reversed.

The following table provides a summary of activity related to restricted stock granted, vested and forfeited:

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2014	204,121	$6.65
Granted	32,652	7.84
Vested	(26,855)	6.36
Forfeited	(4,547)	6.66
Balance March 31, 2015	205,371	$6.88

Included in the table above are performance-based grants of restricted stock totaling 23,408 shares as of March 31, 2015.

Heritage Oaks Bancorp | - 30 -

Note 8.  Share-Based Compensation Plans - continued

Stock Options

Stock options are granted periodically for the benefit of employees.  The fair value of each stock option award is determined on the date of grant using the Black-Scholes option valuation model, which uses assumptions outlined in the table above.  Expectations for volatility are based on the historical volatility of the Company’s common stock.  The Company estimates forfeiture rates based on historical employee option exercise and termination experience.  The Company recognizes share-based compensation costs on a straight line basis over the vesting period of the award, which is typically a period of three to five years.

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during the periods presented:

	For the Three Months Ended
	March 31,
	2015	2014
Expected volatility	38.17%	54.00%
Expected term (years)	5.00	6.00
Dividend yield	2.55%	0.00%
Risk free rate	1.57%	1.76%
Weighted-average grant date fair value	$2.17	$3.99

The following table provides a summary of activity related to options granted, exercised, and forfeited during the three months ended March 31, 2015:

	Options Outstanding		Options
	Number	Weighted Average	Available for
	of Shares	Exercise Price	Grant (1)
Balance, December 31, 2014	742,557	$6.83	2,003,176
Granted	215,429	7.84
Forfeited	(21,557)	6.60
Exercised	(17,353)	4.33
Balance, March 31, 2015	919,076	$7.12	-

(1)          The 2005 Equity Based Compensation Plan was the only plan from which the Company could grant share-based compensation awards.  This plan expired in March 2015, and as of March 31, 2015, no further grants could be issued from this plan.

The following table provides a summary of the aggregate intrinsic value of options vested and expected to vest and exercisable as of March 31, 2015:

	March 31, 2015
			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	866,402	$7.10	7.98	$1,386,892
Exercisable	319,255	$6.96	5.98	$773,197

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, which is subject to change based on the fair market value of the Company’s stock.  The aggregate intrinsic value of options exercised was $66 thousand for the three months ended March 31, 2015.

Heritage Oaks Bancorp | - 31 -

Note 9.  Shareholders’ Equity

Regulatory Capital

In 2013, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC, and the Office of the Comptroller of the Currency (“OCC”) issued final rules under Basel III (the “Basel III Capital Rules”), establishing a new comprehensive framework for regulatory capital for U.S. banking organizations.  These rules implement the Basel Committee’s December 2010 proposed framework, certain provisions of the Dodd-Frank Act, and revise the risk-based capital requirements applicable to bank-holding companies, and depository institutions, including the Company.  These rules became effective for the Company on January 1, 2015, and are subject to phase-in periods for certain of their components.

The significant changes outlined under the Basel III Capital Rules that are applicable to the Company and the Bank include:

•                  A new Common Equity Tier I (“CET I”) capital measure, with a minimum ratio requirement of 4.5% CET I to risk-weighted assets, and for Prompt Corrective Action purposes 6.5% or greater to generally be considered “well-capitalized.”

•                  A capital conservation buffer in addition to CET I of: 0.625% for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019.  The capital conservation buffer does not begin phasing-in until January 1, 2016.

•                  Changes to the calculation of risk-weighted assets from the current four categories (0%, 20%, 50% and 100%) to a much broader and risk-sensitive number of categories.

•                  The inclusion of certain changes in accumulated other comprehensive income (“AOCI”) in the determination of regulatory capital measures; however, “non-advanced approaches banking organizations,” including the Company and the Bank may make a one-time permanent election, as of January 1, 2015, to exclude these changes in AOCI from the determination of regulatory capital.  The Company, including the Bank, has made this election.

•                  An exclusion from CET I of certain items on a phased-in basis, such as deferred tax assets, and intangible assets.

When Basel III Capital Rules are fully phased-in on January 1, 2019, the Company and the Bank will also be required to maintain a 2.5% “capital conservation buffer,” which is designed to absorb losses during periods of economic stress.  This capital conservation buffer will be comprised entirely of CET I, and will be in addition to minimum risk-weighted asset ratios outlined under the Basel III Capital Rules.  If a banking organization fails to hold capital above minimum capital ratios, including the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios, including those applicable following the implementation of Basel III as of January 1, 2015:

	Basel III			Pre-Basel III
	Regulatory Standard to be Well	March 31, 2015		Regulatory Standard to be Well	December 31, 2014		March 31, 2014
	Capitalized (1)	Company	Bank	Capitalized (1)	Company	Bank	Company	Bank
Ratio
Common Equity Tier I capital	6.50%	12.50%	12.65%	N/A	N/A	N/A	N/A	N/A
Leverage ratio	5.00%	10.38%	10.01%	5.00%	10.22%	9.83%	11.64%	11.25%
Tier I capital	8.00%	13.12%	12.65%	6.00%	13.13%	12.63%	12.25%	11.84%
Total risk-based capital	10.00%	14.36%	13.90%	10.00%	14.38%	13.88%	13.50%	13.10%

(1)          Reflects minimum threshold to be considered “well capitalized” under the Prompt Corrective Action framework, specific to depository institutions.

Preferred Stock

Under its Amended Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

Heritage Oaks Bancorp | - 32 -

Note 9.  Shareholders’ Equity - continued

As of March 31, 2015 the Company had issued and outstanding 348,697 shares of its Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”).  Series C Preferred Stock is a non-voting class of preferred stock with a liquidation preference over the Company’s common stock equal to the original conversion per share price of $3.25, plus any accrued but unpaid dividends.  The Series C Preferred Stock is convertible to shares of common stock on a one share for one share basis based on its terms. The holder of the Series C Preferred Stock does not have voting rights, including the right to elect any directors, other than the customary limited voting rights with respect to matters significantly and adversely affecting the rights and privileges of the Series C Preferred Stock.  There is no stated dividend rate for shares of Series C Preferred Stock, however, holders of Series C Preferred Stock are entitled to a per share dividend equivalent to that declared for each common share into which Series C Preferred Stock is then convertible.

Cash Dividends

On March 2, 2015, the Company paid a cash dividend of $0.05 per share to holders of the Company’s common stock as of February 16, 2015.  Holders of the Company’s Series C Preferred Stock are entitled to per share dividend equivalents to any dividends declared on the Company’s common stock.

No dividends were paid during the three months ended March 31, 2014.

Stock Repurchase Program

In the fourth quarter of 2014, the Company announced its intention to repurchase up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1, and Rule 10b-18.  Repurchase program activity under the current plan will expire on June 30, 2015, or earlier upon the completion of the repurchase of $5.0 million of the Company’s common stock, as well as under certain other circumstances set forth in the repurchase plan agreement.  The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares as part of the repurchase program will be cancelled, and therefore no longer available for reissuance. As of March 31, 2015, the Company had repurchased 51,732 shares of its common stock under this plan at an average price of $7.47 per share, however the Company made no repurchases of its common stock during the three months ended March 31, 2015.

Note 10.  Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of common and participating preferred shares outstanding for the reporting period, including the Series C Preferred Stock.  In periods when the Company generates a net loss, preferred shares are not included in the calculation of basic loss per share.  Diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares are calculated using the treasury stock method and include incremental shares issuable upon exercise of outstanding stock options, and other share-based compensation.  The computation of diluted earnings per common share excludes the impact of the assumed exercise or issuance of securities that would have an anti-dilutive effect.

Heritage Oaks Bancorp | - 33 -

Note 10.  Earnings Per Share - continued

The following tables set forth number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2015		2014
	Net		Net
	Income	Shares	Income	Shares
	(dollars in thousands, except per share data)

Net income (loss)	$4,069		$(1,763)

Weighted average shares outstanding		34,107,168		27,816,911
Basic earnings (loss) per common share	$0.12		$(0.06)

Dilutive effect of share-based compensation awards		159,314		-
Weighted average diluted shares outstanding		34,266,482		27,816,911
Diluted earnings (loss) per common share	$0.12		$(0.06)

For the three months ended March 31, 2015 and 2014, common stock equivalents totaling approximately 136,000 shares and 442,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

Note 11.  Commitments and Contingencies

In the normal course of business, various claims and lawsuits are brought by and against the Company. At March 31, 2015, the Company does not believe the disposition of all pending or threatened proceedings will have a material effect on the Company’s condensed consolidated financial statements.

Commitments to Extend Credit

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers.  These financial commitments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the Company’s condensed consolidated financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party.  Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Bank’s management evaluates each customer’s credit worthiness on a case-by-case basis, and determines the amount of collateral deemed adequate to secure the loan, if collateral security is determined to be necessary for the particular loan.  The Bank’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as it does for loans reflected in the Company’s condensed consolidated financial statements.

As of March 31, 2015, and December 31, 2014, the Company had the following outstanding financial commitments:

	March 31,	December 31,
	2015	2014
	(dollars in thousands)
Commitments to extend credit	$206,977	$237,733
Standby letters of credit	14,992	15,542
Total commitments and standby letters of credit	$221,969	$253,275

Heritage Oaks Bancorp | - 34 -

Note 11.  Commitments and Contingencies - continued

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest.  At March 31, 2015 and December 31, 2014, the Company had $23.9 million and $35.7 million in fixed rate commitments, and $198.1 million and $217.5 million in variable rate commitments.

Note 12. Regulatory Matters

Consent Order

On November 5, 2014, the Bank entered into a Stipulation to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“DBO”), consenting to the issuance of a consent order (“the Consent Order”)  relating to identified deficiencies in the Bank’s centralized Bank Secrecy Act and anti-money laundering compliance program, which is designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the “BSA/AML Requirements”). Per the Consent Order, the Bank must review, update and implement an enhanced Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) risk assessment process based on the 2010 Federal Financial Institutions Examination Council BSA/AML Examination Manual. Some of the areas highlighted in the Consent Order include the requirements to: i) enhance customer due-diligence procedures; ii) improve the enhanced due diligence analysis for high-risk customers; iii) ensure the proper identification and reporting of suspicious activity; iv) address and correct the noted violations of law; v) ensure that there is sufficient and qualified staff; and vi) ensure that all staff are properly trained to carry out the BSA/AML programs. Certain activities, including expansionary activities, that otherwise require regulatory approval will likely be impeded while the Consent Order remains outstanding.

Management and the Board have been working diligently to comply with the Consent Order and believe they have allocated sufficient resources to address the corrective actions required by the FDIC and DBO. Compliance and resolution of the Consent Order will ultimately be determined by the FDIC and DBO.

Note 13. Subsequent Events

Dividend Declaration

On April 29, 2015, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on June 1, 2015, to shareholders of the Company’s common stock as of May 15, 2015.  Holders of the Company’s Series C Preferred Stock are also entitled to a per share dividend equivalent to the common dividend declared.  Each share of Series C Preferred Stock is convertible into one share of the Company’s common stock.

Heritage Oaks Bancorp | - 35 -

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed herein include the following: continuing relative softness in the overall economy, including the California real estate market, and the response of federal and state governments and our banking regulators thereto; the effect of the current low interest rate environment or changes in interest rates on our net interest margin; changes in the Company’s business strategy or development plans; our ability to  attract and retain qualified employees; the threat and impact of cyber-attacks on our and our third party vendors information technology infrastructure; environmental conditions, including the prolonged drought in California, natural disasters such as earthquakes, landslides and wildfires, that may disrupt business, impede operations, or negatively impact the ability of certain borrowers to repay their loans and/or values of collateral securing loans; the possibility of an unfavorable ruling in a legal matter in which the Company is involved, and the potential impact that it may have on earnings, reputation, or the Company’s operations; and the possibility that any expansionary activities will be impeded while the FDIC’s and CA DBO’s joint Consent Order remains outstanding, and that we will be unable to comply with the requirements set forth in the Consent Order, which could result in restrictions on our operations.

Additional information on these risks and other factors that could affect operating results and financial condition are detailed in reports filed by the Company with the U.S. Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed by the Company with the U.S. Securities and Exchange Commission on March 6, 2015. Forward looking statements speak only as of the date they are made, and the Company does not undertake to update forward looking statements to reflect circumstances or events that occur after the date the forward looking statements are made, whether as a result of new information, future developments or otherwise, and specifically disclaims any obligation to revise or update such forward looking statements for any reason, except as may be required by law.

Heritage Oaks Bancorp | - 36 -

Executive Overview

This overview of management’s discussion and analysis, highlights select information in the financial results of the Company, and may not contain all of the information that is important to you.  For a more complete understanding of the Company’s financial condition, results of operations, trends, commitments, uncertainties, liquidity, capital resources, critical accounting policies and estimates, as well as risk factors you should carefully read this entire document.  Each of these items could have an impact on the Company’s condensed consolidated financial results.

Heritage Oaks Bancorp is a California corporation organized in 1994 to act as a holding company for Heritage Oaks Bank, which was founded in 1983, and serves San Luis Obispo, Santa Barbara and Ventura counties.  As of March 31, 2015, the Bank operated two branch offices each in Paso Robles, and San Luis Obispo; single branch offices in Atascadero, Templeton, Cambria, Morro Bay, Arroyo Grande, Santa Maria, Goleta and Santa Barbara; as well as a single loan production office in Ventura/Oxnard.

The principal business of the Bank consists of attracting deposits and investing these funds primarily in commercial real estate and commercial business loans, loans secured by first mortgages on one-to-four single family residences, operating and real estate procurement loans for agricultural businesses, multi-family residential property loans and a variety of consumer loans.  The Bank also originates one-to-four family residential mortgages for sale in the secondary market.  The Bank received approval to sell home loans directly to Fannie Mae in 2014.  The Bank also provides SBA loans, as a member of the SBA’s Preferred Lender Program.  The Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificates of deposit and checking accounts.  The Bank solicits deposits primarily in its market area, and accepts brokered deposits.

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

On February 28, 2014, the Company completed the acquisition of Mission Community Bancorp and its subsidiary Mission Community Bank (collectively “MISN”, or the “MISN Transaction”).  The total value of the transaction was $69.0 million, which was comprised of cash of $8.7 million and 7,541,326 shares of Bancorp’s common stock valued at $60.3 million, based on the $7.99 closing price of Bancorp’s stock on February 28, 2014.  The operating results of MISN beginning on March 1, 2014 are included in the Company’s condensed consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2015, and 2014, respectively.

Strategic Initiatives

•                  Continue as a public company with a common stock that is quoted and traded on a national exchange.  In addition to providing access to growth capital, we believe a “public currency” provides flexibility in structuring acquisitions and will allow us to attract and retain qualified management through equity-based compensation.

•                  Expand our commercial and agribusiness loan portfolios to diversify both our customer base and the maturities within the loan portfolio, and, to benefit from the low cost deposits associated with non-interest bearing demand accounts connected to commercial and agribusiness customers.  The Bank successfully recruited and installed an agribusiness team in 2012 which contributed to a significant increase in the Bank’s agribusiness lending presence in the Central Coast region of California.  We have more recently recruited bankers with experience and knowledge of commercial and industrial lending in the markets we serve, in order to promote growth in this segment of our loan portfolio.

Heritage Oaks Bancorp | - 37 -

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

The comparability of the Company’s operating results for the three months ended March 31, 2015 and 2014 is significantly impacted by the Company’s acquisition of MISN on February 28, 2014.

Financial Highlights

The Company generated net income of $4.1 million or $0.12 per diluted common share for the three months ended March 31, 2015, as compared to net loss available to common shareholders of ($1.8) million or ($0.06) per diluted common share for the same period a year earlier.

Significant factors impacting the Company’s net income during the quarter ended March 31, 2015 are discussed below:

•                  Net interest income was $15.5 million, or 3.92% of average interest earning assets (“net interest margin”), for the first quarter of 2015 compared with $12.5 million, and a 3.98% net interest margin, for the same period a year earlier.  The increase in net interest income for the first quarter of 2015 is primarily attributable to the inclusion of MISN’s earning assets for three full months in 2015 versus just one month for the first quarter of 2014.  We have continued to experience declining yields on our loan portfolio due to the historically low interest rate environment, and due to increased competition in our lending market.  Loan prepayments increased during the first quarter of 2015 by $21.4 million, or 70.3%, as compared to the first quarter of 2014.  The increase in loan prepayments amplified the impact of declining loan yields on our net interest margin. The decline in loan yields was the primary reason for the 6 basis point drop in our net interest margin when comparing the first quarter, 2015 to the same prior year period.  However, the impact of purchased loan discount accretion, which contributed $1.1 million to interest income during the first quarter of 2015, compared to $0.4 million for the first quarter of 2014, somewhat muted the impact of declining loan yields on new and renewed loans.  We have also continued to experience declining yields on our investment securities portfolio; which yield declined from 2.16% for the quarter ended March 31, 2014, to 1.91% for the first quarter of 2015.  With regard to interest expense, increases in the cost of borrowed funds during the first quarter of 2015 were offset by a decline in the cost of deposits, as compared to the same prior year period, resulting in a 1 basis point decline in our total cost of funds.

•                  Non-interest expense declined by $5.2 million or 30.7% to $11.8 million for the quarter ended March 31, 2015, compared to $17.0 million for the quarter ended March 31, 2014.  The decrease in non-interest expense for the first quarter of 2015 as compared to the first quarter a year ago was largely the result of $7.1 million of merger, restructure, and integration costs recorded in the first quarter of 2014 related to the MISN Transaction.  This decrease was partially offset by a $673 thousand increase in professional services expense, and a $642 thousand increase in salaries and benefits costs.

•                  No provisions for loan and lease losses were recorded for the three months ended March 31, 2015 and 2014.  The Company has not required a loan and lease loss provision since 2012 due to stabilization in the level of classified assets, a continual decline in historical loss percentages used to calculate the general portion of our allowance for loan and lease losses (“ALLL”), declining levels of specific reserves for impaired loans, and a significant decrease in the amount of annualized net charge-off rates over the past two years.  As of March 31, 2015, MISN legacy loans have $0.8 million or a 0.33%, ALLL allocated to them, and the remaining existing un-accreted purchase discounts on these loans represents 2.84% of the remaining balance of loans acquired through the MISN Transaction.

•                  Non-interest income increased by $1.2 million, or 71.5%, to $3.0 million for the first quarter of 2015, compared to $1.8 million for the same prior year period.  The increase in non-interest income for the current quarter is primarily a result of higher gains on sales of investment securities of $507 thousand, higher mortgage banking revenue of $282 thousand, greater other income of $390 thousand, and a $97 thousand increase of interchange fee income.

Heritage Oaks Bancorp | - 38 -

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the Company’s financial condition and results of operations.  Accounting policies that management considers to be significant, including newly issued standards to be adopted in future periods, are disclosed in Note 1. Summary of Significant Accounting Policies, of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Fair Value of Assets Purchased and Liabilities Assumed through Strategic Acquisitions

When the Company acquires the assets and assumes the liabilities of other financial institutions, U.S. GAAP requires an assessment of the fair value of those individual assets and liabilities.  This fair value may differ from the cost basis recorded on the acquired institution’s financial statements.  Management performs an initial assessment to determine which assets and liabilities must be designated for fair value analysis.  Management typically engages experts in the field of valuation to perform the valuation of significant assets and liabilities and, after assessing the resulting fair value computation, will utilize such value in computing the initial purchase accounting adjustments for the acquired assets.  It is possible that these values could be viewed differently through either alternative valuation approaches or if performed by different experts.  Management is responsible for determining that the values determined by experts are reasonable.  As of December 31, 2014, adjustments to the fair value of assets acquired and liabilities assumed in the MISN Transaction were complete.  See also Note 2. Business Combination, of the condensed consolidated financial statements filed on this Form 10-Q.

Allowance for Loan and Lease Losses and Valuation of Foreclosed Real Estate

In connection with the determination of the specific credit component of the ALLL for impaired loans in the loan portfolio and the value of foreclosed real estate, management obtains independent appraisals at least once a year for significant properties.  Although management uses all available information to recognize losses on impaired loans and foreclosed real estate, future additions to the ALLL may be necessary based on changes in local economic conditions or other factors outside our control.

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

Loans and leases acquired through purchase or through a business combination, such as those acquired in the MISN Transaction, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ALLL is not recorded at the acquisition date.  These loans include purchased credit impaired loans (“PCI loans”), which are accounted for under ASC 310-30, and all other loans acquired without impairment indicators, and not accounted for within the scope of ASC 310-30, (“non-PCI loans”).  Should the Company’s ALLL methodology indicate that the credit discount associated with acquired, non-PCI loans, is no longer sufficient to cover probable losses inherent in those loans, the Company establishes an ALLL for those loans through a charge to provision for loan and lease losses. Acquired loans are evaluated upon acquisition for evidence of deterioration in credit quality since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments.  Such loans are classified as PCI loans, while all other acquired loans are classified as non-PCI loans.

Heritage Oaks Bancorp | - 39 -

The Company has elected to account for PCI loans at an individual loan level.  The Company estimates the amount and timing of expected cash flows for each loan.  The expected cash flow in excess of the loan’s carrying value, which is fair value on the date of acquisition, is referred to as the accretable yield, and is recorded as interest income over the remaining expected life of the loan.  The excess of the loan’s contractual principal and interest over expected cash flows is referred to as the non-accretable difference, and is not recorded in the Company’s condensed consolidated financial statements.

Quarterly, management performs an evaluation of expected future cash flows for PCI loans.  If current expectations of future cash flows are less than management’s previous expectations, other than due to decreases in interest rates and prepayment assumptions, an ALLL is recorded with a charge to current period earnings through provision for loan and lease losses.  If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company will first reduce any previously established ALLL, and then record an adjustment to interest income through a prospective increase in the accretable yield.

Because of all the variables that go into the determination of both the specific and general allocation components of the ALLL, as well as the valuation of foreclosed real estate, it is reasonably possible that the ALLL and foreclosed real estate values may change in future periods and those changes could be material and have an adverse effect on our financial condition and results of operations.  See also Note 5. Loans and Allowance for Loan and Lease Losses, of the condensed consolidated financial statements filed on this Form 10-Q.

Realizability of Deferred Tax Assets

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse.  If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized, a valuation allowance must be established.  See also Note 6. Income Taxes, of the condensed consolidated financial statements filed on this Form 10-Q.

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of observable pricing.  Financial instruments with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments.  Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the financial instrument, including but not limited to credit and duration profiles.  See also Note 3. Fair Value of Assets and Liabilities, of the condensed consolidated financial statements filed on this Form 10-Q.

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

Heritage Oaks Bancorp | - 40 -

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	At or For The Three Months Ended
	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
	(dollars in thousands, except per share data)
Consolidated Income Data
Interest income	$16,928	$17,064	$16,895	$16,541	$13,602
Interest expense	1,430	1,338	1,324	1,344	1,151
Net interest income	15,498	15,726	15,571	15,197	12,451
Provision for loan and lease losses	-	-	-	-	-
Net interest income after provision for loan and lease losses	15,498	15,726	15,571	15,197	12,451
Non-interest income	3,001	2,354	2,982	2,476	1,750
Non-interest expense	11,813	11,385	13,382	12,986	17,038
Income (loss) before income tax expense (benefit)	6,686	6,695	5,171	4,687	(2,837)
Income tax expense (benefit)	2,617	2,343	1,742	1,738	(1,074)
Net income (loss)	4,069	4,352	3,429	2,949	(1,763)
Accretion on preferred stock	-	168	-	-	-
Net income (loss) available to common shareholders	$4,069	$4,184	$3,429	$2,949	$(1,763)
Share Data
Earnings (loss) per common share - basic	$0.12	$0.13	$0.10	$0.09	$(0.06)
Earnings (loss) per common share - diluted	$0.12	$0.13	$0.10	$0.09	$(0.06)
Dividends declared per common share	$0.05	$0.05	$0.03	$-	$-
Divdend payout ratio	42.10%	39.40%	29.95%	0.00%	0.00%
Common book value per share	$5.92	$5.81	$5.76	$5.68	$5.55
Tangible common book value per share	$5.03	$4.92	$4.85	$4.76	$4.61
Actual shares outstanding at end of period	33,950,518	33,905,060	33,082,205	33,032,436	33,003,414
Weighted average shares outstanding - basic	34,107,168	33,301,966	33,992,465	33,967,670	27,816,911
Weighted average shares outstanding - diluted	34,266,482	33,433,813	34,146,200	34,142,364	27,816,911
Selected Consolidated Balance Sheet Data
Total cash and cash equivalents	$75,478	$35,580	$50,827	$83,756	$65,857
Total investments and other securities	$364,498	$355,580	$382,437	$359,630	$347,977
Total gross loans held for investment	$1,207,320	$1,193,483	$1,151,576	$1,096,883	$1,114,070
Allowance for loan and lease losses	$(16,913)	$(16,802)	$(16,787)	$(16,635)	$(17,968)
Total assets	$1,776,594	$1,710,127	$1,716,224	$1,677,672	$1,662,200
Total deposits	$1,460,268	$1,394,804	$1,422,934	$1,394,183	$1,365,829
Federal Home Loan Bank borrowings	$93,554	$95,558	$75,562	$67,566	$85,571
Junior subordinated debt	$13,286	$13,233	$13,179	$13,125	$13,071
Total shareholders’ equity	$201,943	$197,940	$194,119	$191,205	$186,640
Average assets	$1,740,486	$1,712,605	$1,691,508	$1,667,486	$1,362,466
Average earning assets	$1,605,435	$1,577,563	$1,552,548	$1,532,149	$1,267,400
Average shareholders’ equity	$199,807	$196,238	$193,061	$189,804	$149,042
Selected Financial Ratios
Return (loss) on average assets	0.95%	1.01%	0.80%	0.71%	-0.52%
Return (loss) on average equity	8.26%	8.80%	7.05%	6.23%	-4.80%
Return (loss) on average tangible common equity	9.79%	10.20%	8.55%	7.61%	-5.74%
Net interest margin (1)	3.92%	3.95%	3.98%	3.98%	3.98%
Efficiency ratio (2)	64.13%	61.67%	71.91%	71.90%	118.28%
Non-interest expense to average assets	2.75%	2.64%	3.14%	3.12%	5.07%
Capital Ratios
Average equity to average assets	11.48%	11.46%	11.41%	11.38%	10.94%
Common Equity Tier 1 Capital ratio	12.50%	N/A	N/A	N/A	N/A
Leverage ratio	10.38%	10.22%	10.00%	9.83%	11.64%
Tier 1 Risk-Based Capital ratio	13.12%	13.13%	12.87%	12.85%	12.25%
Total Risk-Based Capital ratio	14.36%	14.38%	14.12%	14.10%	13.50%
Selected Asset Quality Ratios
Non-performing loans to total gross loans (3)	0.98%	0.88%	0.89%	1.04%	0.89%
Non-performing assets to total assets (4)	0.69%	0.62%	0.60%	0.69%	0.62%
Allowance for loan and lease losses to total gross loans	1.40%	1.41%	1.46%	1.52%	1.61%
Net (recoveries) charge-offs to average loans	-0.04%	-0.01%	-0.06%	0.48%	-0.05%

(1)          Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)          The efficiency ratio is defined as total non-interest expense as a percentage of the combined: net interest income, non-interest income, excluding gains and losses on the sale of securities, gains and losses on the sale of other real estate owned (“OREO”) and other OREO related costs, gains and losses on the sale of fixed assets, and amortization of intangible assets.

(3)          Non-performing loans are defined as loans that are past due 90 days or more, as well as loans placed on non-accrual status.

(4)          Non-performing assets are defined as all non-performing loans, and OREO assets.

Heritage Oaks Bancorp | - 41 -

Results of Operations

Net Interest Income and Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings.  The net interest margin (“NIM”) is the amount of net interest income expressed as a percentage of average interest earning assets.  Factors considered in the analysis of net interest income are the composition and volume of interest-earning assets and interest-bearing liabilities, the amount of non-interest bearing liabilities and non-accrual loans, and changes in market interest rates.

The table below sets forth the details that make up net interest margin including, average balance sheet information, interest income and expense, average yields and rates and net interest income and margin:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2015			March 31, 2014
		Yield/	Income/		Yield/	Income/
	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
	(dollars in thousands)
Interest Earning Assets
Interest earning deposits in other banks	$47,209	0.18%	$21	$39,716	0.12%	$12
Investment securities	353,122	1.91%	1,667	298,709	2.16%	1,590
Other investments	9,839	6.27%	152	7,378	7.92%	144
Loans (1) (2)	1,195,265	5.12%	15,088	921,598	5.22%	11,856
Total interest earning assets	1,605,435	4.28%	16,928	1,267,400	4.35%	13,602
Allowance for loan and lease losses	(16,861)			(17,951)
Other assets	151,912			113,017
Total assets	$1,740,486			$1,362,466

Interest Bearing Liabilities
Interest bearing demand	$115,928	0.11%	$31	$90,883	0.11%	$24
Savings	94,557	0.10%	23	61,016	0.10%	15
Money market	464,076	0.28%	318	362,077	0.32%	284
Time deposits	278,645	0.75%	517	246,826	0.81%	492
Total interest bearing deposits	953,206	0.38%	889	760,802	0.43%	815
Federal Home Loan Bank borrowing	100,034	1.62%	400	90,791	1.17%	261
Junior subordinated debentures	13,252	4.32%	141	9,909	3.07%	75
Total borrowed funds	113,286	1.94%	541	100,700	1.35%	336
Total interest bearing liabilities	1,066,492	0.54%	1,430	861,502	0.54%	1,151
Non interest bearing demand	464,455			343,489
Total funding	1,530,947	0.38%	1,430	1,204,991	0.39%	1,151
Other liabilities	9,732			8,433
Total liabilities	1,540,679			1,213,424

Shareholders’ Equity
Total shareholders’ equity	199,807			149,042
Total liabilities and shareholders’ equity	$1,740,486			$1,362,466

Net interest margin (3)		3.92%	$15,498		3.98%	$12,451
Interest rate spread		3.74%			3.81%
Cost of deposits		0.25%			0.30%

(1)             Non-accruing loans have been included in total loans.

(2)             Interest income includes fees on loans.

(3)             Net interest margin represents net interest income as a percentage of total average interest earning assets.

(4)             Annualized using actual number days during the period presented.

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

	For the Three Months Ended
	March 31, 2015
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Interest bearing deposits in other banks	$2	$6	$1	$9
Investment securities	290	(177)	(36)	77
Other investments	48	(30)	(10)	8
Loans	3,521	(227)	(62)	3,232
Net increase (decrease)	3,861	(428)	(107)	3,326
Interest Expense
Interest bearing demand	7	-	-	7
Savings	8	-	-	8
Money market	80	(36)	(10)	34
Time deposits	63	(37)	(1)	25
Federal Home Loan Bank borrowing	27	103	9	139
Long term borrowings	25	31	10	66
Net increase	210	61	8	279
Total net increase (decrease)	$3,651	$(489)	$(115)	$3,047

Our average loan yields declined by 10 basis points to 5.12%, for the first quarter of 2015, compared to the same prior year period.  The historically low interest rate environment has continued to have an adverse impact on yields of new and renewing loans during the first quarter of 2015.  While interest rates in general have been declining for the past several years, long-term interest rates fell to new lows during the first quarter of 2015.  For example, the 10 year treasury yield was nearly 3.00% on January 1, 2014, but declined to 1.92% at March 31, 2015.  The result of a declining prevailing rate environment on our loan portfolio is that the loans that prepay have been at higher average yields than the yields generated from new loan originations.  This trend continued during the first quarter of 2015 and is evidenced by the decline of newly originated loan yields, which averaged 4.66% for the first quarter of 2014, and fell to an average rate of 4.12% for the first quarter of 2015.  Loan prepayments contributed to the decline of average quarterly loan yields when compared to the same period a year earlier.  Loan prepayments were $51.9 million and yielded an average of 4.79%, for the first quarter of 2015, compared to $30.5 million yielding on average 5.60% for the same prior year period.

Loan yields have benefitted from the discount accretion from the acquired MISN loan portfolio since March 1, 2014 and the discount accretion has muted the impact of the historically low interest rate environment on our loan yields for the three month period ended March 31, 2015, and to a lesser extent, the same prior year period.  Total discount accretion from acquired loans was $1.1 million, and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.  Purchase discount accretion from acquired loans increased loan yields by 37 basis points for the first quarter of 2015 and by 19 basis points for the same prior year period.

Forgone interest on non-accrual and restructured loans continued to negatively impact interest income for the three month periods ended March 31, 2015, and 2014.  Total forgone interest related to non-accrual and restructured loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status, and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.2 million during both the three months ended March 31, 2015 and 2014, respectively.  Total forgone interest on non-accrual and restructured loans reduced the yield on the loan portfolio by 6 and 8 basis points for the three months ended March 31, 2015, and 2014, respectively.

After adjusting for the impacts of purchase discount accretion and the impact of non-accrual and restructured loans, our loan yields would have been 4.82% for the three months ended March 31, 2015, and 5.10% for the same prior year period.  These adjusted yields imply that the impact of the decline in long-term interest rates on our new loan originations net of the impact of higher yields on loan prepayments was an approximate 30 basis point reduction of our quarterly loan yields on a year over year basis.

Heritage Oaks Bancorp | - 43 -

The low interest rate environment and relative flatness of interest yield curves during the current quarter and prior year have had a compounding impact on securities’ yields as new investments are typically providing lower yields.  We have also, more recently, reallocated a portion of the securities portfolio into lower risk weighted bonds, which yield less than the higher risk weighted bonds they replaced, for a more favorable risk weighting profile under the new Basel III regulatory capital guidelines.  These factors have resulted in a 25 basis point decrease, when comparing our average securities yield of 1.91% for the quarter ended March 31, 2015, to the 2.16% average yield reported for the same prior year period.

Our earnings are influenced by changes in interest rates.  The Company is currently in a net asset sensitive position, and a large percentage of our interest sensitive assets and liabilities re-price with changes in interest rates.  A significant portion of the variable rate component of the Company’s loan portfolio has had their interest rates set to their respective contractual interest rate floors.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors.  See Item 3. Qualitative and Quantitative Disclosures About Market Risk, included in this Quarterly Report on Form 10-Q, for further discussion of the Company’s sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impact of interest rate floors on the variable rate component of our loan portfolio.

Average interest-earning assets for the three months ended March 31, 2015 increased $338.0 million, or 26.7%, over the corresponding period in 2014.  Growth in average earning assets for the three month periods was largely driven by growth across all earning asset types due to the loans purchased and excess liquidity generated by the deposits assumed through the MISN Transaction on March 1, 2014.  We have also experienced a shift in our earning asset mix over the last year from lower yielding investment securities to higher yielding loans.  This more favorable earning asset mix has mitigated, to some degree, the impact of the decline in yields on both loans and investment securities for the current quarter compared to the first quarter of 2014, and is the primary reason why our quarterly earning asset yield fell by 7 basis points over the past year, a smaller decline than experienced in either average loan yields or average securities yields.

The average balance of interest-bearing liabilities was $205.0 million, or 23.8%, higher for the three months ended March 31, 2015, as compared to the corresponding period a year earlier.  Growth in average interest-bearing liabilities was primarily the result of the merger with MISN.  Average interest-bearing deposits were $192.4 million, or 25.3%, higher for the three months ended March 31, 2015, as compared to the corresponding period a year earlier.

The rate paid on interest bearing deposits declined by 5 basis points, to 0.38%, for the three months ended March 31, 2015 as compared to the same period a year earlier.  This decline is in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.  Although such efforts have contributed to a moderate decline in time deposits (for legacy Heritage Oaks balances), the overall deposit mix and cost of our deposit portfolio has greatly improved as a result of these efforts.  We also benefitted from the lower cost of the deposits acquired through the MISN merger in both the three month period ended March 31, 2015, and the month of March 2014.  This benefit was fully realized in the last nine months of 2014.  In addition to the favorable effects realized from these changes in our interest bearing deposits, our quarterly average non-interest bearing demand deposit balances have increased by $121.0 million, to $464.5 million, for the three months ended March 31, 2015 as compared to the same prior year period.  Non-interest bearing demand deposit balances have had positive impacts of 16 basis points, and 15 basis points on total funding costs for the first three months, of both 2015 and 2014, respectively.  The total cost of funds for the three-month period ended March 31, 2015 was 0.38%, a decrease of 1 basis point as compared to the corresponding period in 2014.

For the first three-month periods of 2015 and 2014, the average rate paid on interest bearing liabilities was 0.54%.  The benefits from the deposit portfolio rate reductions previously discussed were substantially offset by an increase in funding costs for Federal Home Loan Bank (“FHLB”) borrowings, as the Company has strategically decided to lock in historically low fixed rates to match-fund longer term fixed rate loans, and an increase in the cost of other long term borrowings attributable to the MISN junior subordinated debentures purchase discount amortization.

Heritage Oaks Bancorp | - 44 -

Provision for Loan and Lease Losses

The ALLL is maintained at a level considered by management to be appropriate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date and is based on methodologies applied on a consistent basis with the prior year.  Management’s review of the appropriateness of the ALLL includes, among other things, an analysis of past loan loss experience and an evaluation of the loan portfolio under current economic conditions.  See also Note 5. Loans and Allowance for Loan and Lease Losses, of the condensed consolidated financial statements, filed with this Quarterly Report on Form 10-Q, for additional detail on the ALLL.

The ALLL is based on estimates, and actual losses may vary from current estimates.  Such variances could be material and could have an adverse effect on the Company’s performance.  The Company recognizes that the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the underlying collateral for such loans.

The Company did not record a provision for loan and lease losses during the three months ended March 31, 2015 and 2014.  The lack of need for additional provisions in either quarter was supported by net recoveries of $0.1 million during the first three months of 2015 and 2014, and is reflective of the continuing improvements in the overall credit quality of the loan portfolio, the overall improvement in the historical charge-off history over the last year, the improvement in property values that serve as collateral for a large portion of our loans, as well as the limited amount of new loans moving into non-accrual status, and therefore requiring specific reserves, all of which were largely offset by increased ALLL requirements due to the growth in the loan portfolio, and qualitative factor adjustments for certain risks, such as the prolonged drought in California, and the impact of those risks on our borrowers.  As of March 31, 2015, the Company’s ALLL represented 1.40% of total gross loans.  For additional information, see the “Allowance for Loan and Lease Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below sets forth changes in non-interest income as compared to the corresponding period a year earlier:

	For the Three Months Ended
	March 31,		Variance
	2015	2014	Dollar	Percent
	(dollars in thousands)
Fees and service charges	$1,207	$1,135	$72	6.3%
Net gain on sale of loans	386	188	198	105.3%
Other mortgage fee income	138	54	84	155.6%
Gain (loss) on sale of investment securities	505	(2)	507	25350.0%
Other income	765	375	390	104.0%
Total	$3,001	$1,750	$1,251	71.5%

Non-interest income for the first quarter of 2015 increased by $1.3 million, or 71.5%, as compared to the same period a year earlier, primarily as a result of higher gains on sales of investment securities of $507 thousand, higher mortgage banking revenue of $282 thousand, greater other income of $390 thousand, and a $72 thousand increase in fees and service charges.  Gains on the sale of investment securities in 2015 stemmed from the sale of bonds with more cash flow optionality, and therefore more extension risk.  The Company redeployed the cash from these sales into securities with more stable cash flow profiles, and less extension risk.  The increase in other income is primarily attributable to a $328 thousand recovery of a fully charged-off former MISN loan, which had no value at the acquisition date.  The increase in mortgage banking revenue is attributable to increased production in the first quarter of 2015, which increased by 172.3% over the same prior year period.  The increase in mortgage production was the result of refinance activity due to a decline in long term interest rates.  The increase in fees and service charges was primarily due to a $97 thousand increase of interchange fee income, which can be attributed to the March 1, 2014 on-boarding of MISN customers.

Heritage Oaks Bancorp | - 45 -

Non-Interest Expenses

The table below sets forth changes in non-interest expenses as compared to the corresponding period last year:

	For the Three Months Ended
	March 31,		Variance
	2015	2014	Dollar	Percent
	(dollars in thousands)
Salaries and employee benefits	$6,259	$5,617	$642	11.4%
Occupancy and equipment	1,587	1,465	122	8.3%
Information technology	601	695	(94)	-13.5%
Professional services	1,406	733	673	91.8%
Regulatory assessments	297	204	93	45.6%
Sales and marketing	317	173	144	83.2%
Foreclosed asset costs and write-downs	11	72	(61)	-84.7%
Provision for mortgage loan repurchases	(10)	-	(10)	-
Amortization of intangible assets	262	166	96	57.8%
Merger, restructure and integration	32	7,115	(7,083)	-99.6%
Other expense	1,051	798	253	31.7%
Total	$11,813	$17,038	$(5,225)	-30.7%

The $5.2 million decrease in non-interest expense for the first quarter of 2015 as compared to the first quarter a year ago was largely the result of $7.1 million of merger, restructure and integration costs recorded in the first quarter of 2014 related to the MISN Transaction.  This decrease was offset by a $673 thousand increase in professional services, and a $642 thousand increase in salaries and benefits costs.

The $673 thousand increase in professional services expense resulted from higher levels of the following specific expense categories incurred during the first quarter of 2015:

•                  $277 thousand of additional consulting and temporary staff costs related to the consent order regarding Bank Secrecy Act / Anti-Money Laundering (“BSA/AML”);

•                  a $161 thousand increase of outside services, attributable primarily to the outsourcing of information technology network management, which did not begin until the second quarter of 2014;

•                  a $145 thousand increase in attorney costs related to on-going and recent litigation;

•                  and, an $88 thousand increase in audit and tax advisory costs, attributable to an increase in the quality and scope of outsourced internal audit services, and also due to annual increases for external audit and loan review services.

The $642 thousand increase in salaries and benefits costs for the first quarter of 2015 was partially due to the inclusion of three full months of additional costs associated with increased staffing levels resulting from the MISN Transaction, compared to just one month for the first quarter, 2014, such as:

•                  a $681 thousand increase in base salaries, and overtime expense,

•                  an $84 thousand increase in payroll tax expense,

•                  a $42 thousand increase in group insurance expense,

•                  a $59 thousand increase in workers compensation insurance ($46 thousand of which was attributable to a one-time premium catch up payment for the inclusion of MISN employees for 2014)

The increase in salaries and benefits costs was also due to a $270 thousand increase in mortgage origination commissions attributable to an increase in production levels in the first quarter of 2015.

These salaries and benefits costs increases were offset by the following decreases:

•                  a $411 thousand increase in loan origination salary cost deferral, largely attributable to increased mortgage loan production,

•                  and, a $159 thousand decrease in incentive compensation plan and discretionary bonus expenses.

Full time-equivalent employees declined by 37, from 314 at March 31, 2014 to 277 at March 31, 2015.

Heritage Oaks Bancorp | - 46 -

Provision for Income Taxes

For the first three months of 2015, and 2014 the Company recorded income tax expense (benefit) of $2.6 million, and $(1.1) million, respectively.  The change in the provision for income taxes for the first quarter of 2015, as compared to the corresponding period in 2014, can be attributed to the incremental changes in the components of earnings before taxes discussed above, most notably due to the $7.1 million of merger, restructure, and integration expenses incurred in the first quarter of 2014 related to the MISN Transaction.  The Company’s effective tax rate was 39.1% for the three months ended March 31, 2015, and (37.9)% for the three months ended March 31, 2014.  Excluding the impact of the merger, restructure, and integration expenses in 2014, the effective tax rate would have been 38.4% for the three months ended March 31, 2014.

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

Financial Condition

Total assets were approximately $1.8 billion and $1.7 billion at March 31, 2015, and December 31, 2014, respectively.  Total assets increased $66.5 million during the first three months of 2015, which can be attributed to growth in the loan portfolio, investments, and an increase in interest earning cash balances, all of which were funded with an increase in core deposits.  Total deposits were approximately $1.5 billion and $1.4 billion at March 31, 2015, and December 31, 2014, respectively.  Deposits increased $65.5 million during the first three months of 2015, driven by growth in non-interest bearing demand, interest bearing demand, and money market accounts. Organic loan and deposit growth is reflective of the Bank’s continuing focus to bring new customer relationships into the Bank and expand our existing customer relationships.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $75.5 million and $35.6 million at March 31, 2015 and December 31, 2014, respectively.  The increase in cash and cash equivalents during the first three months of 2015 was driven in part by an increase in low cost core deposits.  This line item will vary depending on daily cash settlement activities and the amount of highly liquid assets needed, based on known events, such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches.

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

Heritage Oaks Bancorp | - 47 -

The following table provides a summary of investment securities by securities type:

	March 31, 2015		December 31, 2014
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$41,892	$42,112	$19,562	$19,664
Mortgage backed securities
U.S. government sponsored entities and agencies	197,383	198,029	216,492	215,398
Non-agency	13,767	13,754	11,891	11,901
State and municipal securities	90,546	93,745	79,810	82,592
Asset backed securities	17,051	16,858	26,216	26,025
Total available for sale securities	$360,639	$364,498	$353,971	$355,580

Securities available for sale are carried at fair value, with related net unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2015, the securities portfolio had net unrealized gains, net of taxes, of approximately $2.2 million, an increase of approximately $1.3 million from that reported at December 31, 2014. Fluctuations in the fair value of the investment portfolio can be attributed in large part to changes in interest rates during the first quarter of 2015.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which prepayments are directly impacted by interest rate changes. The Company uses simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.  The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”). These securities carry the full faith and guarantee of the issuing agencies and the U.S. Federal Government. At March 31, 2015, approximately $198.0 million or 93.5%, of the Company’s mortgage related securities were issued by government agencies and government sponsored entities, such as those listed above.

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category:

	March 31, 2015
	One Year or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
	(dollars in thousands)
Obligations of U.S. government agencies	$1,862	$7,571	$21,595	$11,084	$42,112
Mortgage backed securities
U.S. government sponsored entities and agencies	39,691	87,837	39,238	31,263	198,029
Non-agency	2,985	7,720	3,049	-	13,754
State and municipal securities	1,070	15,174	73,397	4,104	93,745
Asset backed securities	-	2,530	11,323	3,005	16,858
Total available for sale securities	$45,608	$120,832	$148,602	$49,456	$364,498
Amortized cost	$45,265	$120,027	$145,719	$49,628	$360,639
Weighted average yield	1.20%	1.73%	2.49%	2.90%	2.13%

Over the past year we have redeployed the sales proceeds from the securities acquired through the MISN Transaction in order to align the cash-flow and effective duration profile of proceeds from the securities acquired with the profile of the legacy Heritage portfolio.  The effective duration of the investment portfolio was 2.7 years at February 28, 2014, and 3.0 years  at March 31, 2014. As of March 31, 2015 the effective duration of the securities portfolio is 2.8 years.

Federal Home Loan Bank (“FHLB”) Stock

As a member of FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the asset size of the Bank and the level of outstanding borrowings with the FHLB. As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company. At March 31, 2015 and December 31, 2014, the Company’s investment in FHLB stock totaled $7.9 million.

Heritage Oaks Bancorp | - 48 -

Loans

Summary of Market Conditions

The Company continues to focus on organic loan growth in our region, with an emphasis on the commercial and small business segments of the market, and industry focus on tourism and agriculture, as well as single-family mortgage originations.  This focus contributed to net loan growth in 2015. Gross loans increased $13.8 million during the three months ended March 31, 2015.  Contributors to the net increase in the loan portfolio were increases in the single-family mortgage portfolio of $16.3 million, increases in farmland of $10.4 million, as well as increases in the agriculture portfolio of $9.0 million. These increases were partially offset by pay downs and payoffs in the commercial real estate and commercial and industrial portfolios. The Company continues to see improvement in the local economy, and increased loan demand in the markets we serve.  We believe that with the Bank’s expansion into Santa Barbara and Ventura counties, in conjunction with a focus on commercial and industrial lending, the Bank is well positioned for continued growth.

Although we continue to see signs of stabilization and improvement in the local economies in which the Company operates, management realizes that a renewed decline in the global, national, state or local economies, and / or continued drought conditions on the Central Coast of California, may negatively impact local borrowers, as well as the values of real estate within our market footprint.  As such, management continues to closely monitor credit trends and leading indicators for renewed signs of economic deterioration. The Bank employs stringent lending standards, and seeks to originate loans to borrowers who have strong credit profiles, adequate debt service ability, and ample collateral support for secondary sources of loan repayment.  Additionally, purchased loans are evaluated under the same standards as originated loans. Management is focused on continually monitoring the credit profiles of borrowers in order to take proactive steps, when and if necessary, to mitigate any material adverse impacts on the Company.

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

The credit quality of the loan portfolio is impacted by numerous factors, including the economic environment in the markets in which the Company operates, which can have a direct impact on the value of real estate securing collateral- dependent loans. An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements, in conjunction with declines in real estate collateral values, may result in increases in provisions for loan and lease losses that would, in turn, have an adverse impact on the Company’s operating results. See also Note 5. Loans and Allowance for Loan and Lease Losses, of the condensed consolidated financial statements, filed on this Form 10-Q, for additional information concerning credit quality.

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds the loans. Settlement from the correspondents is typically within 30 days of funding the mortgage. At March 31, 2015, loans held for sale totaled $9.5 million compared to $2.6 million at December 31, 2014.

Under the terms of the mortgage purchase agreements, the purchaser has the right to require the Company to either repurchase the mortgage or reimburse losses incurred by the purchaser, which are determined to have been directly caused by borrower fraud, misrepresentation, or defects in underwriting subsequently discovered. Although the Company intends to vigorously challenge these and any future claims, the Company has a reserve of $0.5 million for potential repurchases at March 31, 2015, which is attributed to both outstanding and anticipated claims which are related to borrower fraud and/or claims of defects in underwriting.

Heritage Oaks Bancorp | - 49 -

Summary of Loan Portfolio

The following table provides a breakdown of total gross loans:

	March 31,		December 31,
	2015		2014		Variance
	Balance	Percent	Balance	Percent	Dollar	Percent
Real Estate Secured	(dollars in thousands)
Multi-family residential	$77,684	6.4%	$78,645	6.6%	$(961)	-1.2%
Residential 1 to 4 family	143,490	11.9%	127,201	10.7%	16,289	12.8%
Home equity line of credit	35,928	3.0%	38,252	3.2%	(2,324)	-6.1%
Commercial	575,536	47.7%	588,472	49.2%	(12,936)	-2.2%
Farmland	108,779	9.0%	98,373	8.2%	10,406	10.6%
Land	20,619	1.7%	20,167	1.7%	452	2.2%
Construction	27,001	2.2%	24,493	2.1%	2,508	10.2%
Total real estate secured	989,037	81.9%	975,603	81.7%	13,434	1.4%
Commercial
Commercial and industrial	146,912	12.2%	154,787	13.0%	(7,875)	-5.1%
Agriculture	64,150	5.3%	55,101	4.6%	9,049	16.4%
Other	5	0.0%	14	0.0%	(9)	-64.3%
Total commercial	211,067	17.5%	209,902	17.6%	1,165	0.6%
Installment	7,008	0.6%	7,723	0.7%	(715)	-9.3%
Overdrafts	207	0.0%	255	0.0%	(48)	-18.8%
Total gross loans	1,207,319	100.0%	1,193,483	100.0%	13,836	1.2%
Deferred loan fees	(1,221)		(1,445)		224	-15.5%
Allowance for loan and lease losses	(16,913)		(16,802)		(111)	0.7%
Total net loans	$1,189,185		$1,175,236		$13,949	1.2%

Loans held for sale	$9,493		$2,586		$6,907	267.1%

Real Estate Secured Loans

Other Real Estate Secured Loans

The following table provides a breakdown of the other real estate secured segment of the loan portfolio as of March 31, 2015:

	March 31, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest	Owner
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)	Occupied
	(dollars in thousands)
All Other Real Estate Secured
Retail	$103,652	$61	$103,713	10.6%	55.5%	110	$9,000	$40,775
Professional	94,766	109	94,875	9.7%	50.7%	124	11,500	25,639
Hospitality	127,104	916	128,020	13.1%	68.5%	56	9,926	5,881
Multi-family	77,684	270	77,954	8.0%	41.7%	58	9,000	10,947
Home equity lines of credit	35,928	29,494	65,422	6.7%	35.0%	456	1,200	34,971
Residential 1 to 4 family	143,490	558	144,048	14.7%	77.0%	301	4,500	106,150
Farmland	108,779	4,161	112,940	11.6%	60.4%	64	17,647	65,613
Healthcare / medical	34,617	-	34,617	3.5%	18.5%	46	5,600	19,363
Restaurants / hospitality	25,251	-	25,251	2.6%	13.5%	23	13,713	8,479
Commercial	149,082	365	149,447	15.3%	79.9%	181	9,250	61,057
Other	41,064	244	41,308	4.2%	22.1%	55	6,054	34,781
Total	$941,417	$36,178	$977,595	100.0%	522.8%	1,474	$17,647	$413,656

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2015.

Heritage Oaks Bancorp | - 50 -

As of March 31, 2015, other real estate secured portfolios represented approximately $941.4 million or 78.0% of total gross loans.  When compared to that reported at December 31, 2014, this represents an increase of approximately $10.5 million, or 1.1%.  This increase can be attributed to new production in the residential 1 to 4 family and farmland loans, slightly offset by a decrease in commercial real estate loans.

As of March 31, 2015, a total of $37.1 million of the other real estate secured portfolio was risk graded as special mention, substandard or doubtful, with the largest single component being the commercial real estate segment, which represented $32.4 million.  This compares to $36.5 million of the other real estate secured balance and $27.9 million of commercial real estate loans being risk graded special mention, substandard or doubtful as of December 31, 2014.  At March 31, 2015 and December 31, 2014, other real estate secured balances, including undisbursed commitments, represented 523% and 536%, respectively, of total risk-based capital.  At March 31, 2015, approximately $413.7 million, or 43.9%, of the other real estate secured segment of the loan portfolio was considered owner occupied.

Land Loans

The following table provides a break-down of the land portfolio by property type as of March 31, 2015:

	March 31, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Land
Single family residential	$2,294	$-	$2,294	9.5%	1.2%	20	$340
Single family residential - Spec.	313	-	313	1.3%	0.2%	3	303
Tract	5,893	2,990	8,883	36.9%	4.8%	5	10,673
Land - Multifamily	2,934	467	3,401	14.1%	1.8%	3	3,100
Commercial	9,049	-	9,049	37.6%	4.8%	22	1,680
Hospitality	136	-	136	0.6%	0.1%	1	560
Total	$20,619	$3,457	$24,076	100.0%	12.9%	54	$10,673

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2015.

At March 31, 2015, the land portfolio represented approximately $20.6 million, or 1.7%, of total gross loan balances, as compared to $20.2 million or 1.7% of total gross loans at December 31, 2014.  The ratio of total land loans, including undisbursed commitments, to risk-based capital was 12.9% at March 31, 2015, compared to 13.4% at December 31, 2014.  As of March 31, 2015, a total of $6.8 million of the land portfolio was risk graded special mention, substandard or doubtful, compared to $6.9 million of the land portfolio being risk graded special mention, substandard or doubtful as of December 31, 2014.

Construction Loans

The following table provides a break-down of the construction portfolio by property type as of March 31, 2015:

	March 31, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Construction
Single family residential	$1,155	$2,004	$3,159	7.8%	1.7%	6	$770
Single family residential - Spec.	1,188	684	1,872	4.6%	1.0%	4	1,000
Tract	750	-	750	1.9%	0.4%	2	812
Multi-family	1,200	3,384	4,584	11.3%	2.5%	4	2,500
Commercial	19,185	7,331	26,516	65.7%	14.2%	10	8,000
Hospitality	3,523	-	3,523	8.7%	1.9%	1	3,484
Total	$27,001	$13,403	$40,404	100.0%	21.7%	27	$8,000

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2015.

Heritage Oaks Bancorp | - 51 -

At March 31, 2015, the construction portfolio represented approximately $27.0 million, or 2.2%, of total gross loan balances, compared to $24.5 million or 2.1% at December 31, 2014. Construction loans are typically granted for a one year period and then refinanced at the completion of the construction project into permanent loans with varying maturities.  The ratio of total construction loans, including undisbursed commitments, to risk-based capital was 22% at March 31, 2015, compared to 23% at December 31, 2014.  As of March 31, 2015 and December 31, 2014, there were no construction loans graded special mention, substandard or doubtful.

Commercial Loans

The following table provides a break-down of the commercial and industrial segment of the commercial loan portfolio as of March 31, 2015:

	March 31, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Commercial and Industrial
Agriculture	$5,651	$4,082	$9,733	3.8%	5.2%	35	$2,000
Oil gas and utilities	1,935	857	2,792	1.1%	1.5%	7	688
Construction	12,036	27,137	39,173	15.4%	21.0%	154	5,000
Manufacturing	20,718	10,822	31,540	12.4%	16.9%	119	5,000
Wholesale and retail	18,146	7,887	26,033	10.3%	13.9%	153	2,500
Transportation and warehousing	4,829	765	5,594	2.2%	3.0%	66	596
Media and information services	2,750	1,589	4,339	1.7%	2.3%	21	1,500
Financial services	6,076	2,550	8,626	3.4%	4.6%	38	3,000
Real estate / rental and leasing	20,272	12,855	33,127	13.0%	17.7%	114	6,522
Professional services	22,216	19,628	41,844	16.5%	22.4%	198	3,185
Healthcare / medical	13,635	12,474	26,109	10.3%	14.0%	120	11,464
Restaurants / hospitality	10,058	3,151	13,209	5.2%	7.1%	89	2,629
All other	8,590	3,205	11,795	4.7%	6.2%	236	1,593
Total	$146,912	$107,002	$253,914	100.0%	135.8%	1,350	$11,464

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2015.

At March 31, 2015, commercial and industrial loans represented approximately $146.9 million or 12.2% of total gross loan balances, compared to $154.8 million or 13.0% at December 31, 2014.  The ratio of total commercial and industrial loan balances, including undisbursed commitments, to risk-based capital was 136% at March 31, 2015, compared to 144% at December 31, 2014.  The Company’s credit exposure within the commercial and industrial segment remains diverse with respect to the industries to which credit has been extended.  As of March 31, 2015, a total of $16.3 million of the commercial and industrial portfolio was risk graded as special mention, substandard or doubtful, compared to $16.5 million at December 31, 2014.

Heritage Oaks Bancorp | - 52 -

Agriculture Loans

The following table provides a break-down of the types of agriculture loans in the Company’s commercial loan portfolio:

	March 31, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Agriculture
Vegetable and mellon farming	$9,296	$5,124	$14,420	15.2%	7.7%	17	$4,000
Fruit and nut tree farming	33,623	8,784	42,407	44.6%	22.7%	36	7,800
Other crop farming	309	3,050	3,359	3.5%	1.8%	6	2,353
Animal production	4,165	4,730	8,895	9.3%	4.8%	56	1,500
Support activities for agriculture	3,012	4,691	7,703	8.1%	4.1%	25	1,800
Food, beverage and tobacco	8,016	2,733	10,749	11.3%	5.7%	26	2,000
Wholesale merchants	3,787	1,685	5,472	5.8%	2.9%	8	2,000
Transportation and warehousing	141	1	142	0.1%	0.1%	4	75
All other	1,801	199	2,000	2.1%	1.1%	8	1,600
Total	$64,150	$30,997	$95,147	100.0%	50.9%	186	$7,800

(1)           Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2015.

At March 31, 2015, the agriculture portfolio totaled approximately $64.2 million, or 5.3%, of total gross loan balances, compared to $55.1 million at December 31, 2014.  At March 31, 2015 and December 31, 2014 the agriculture portfolio, including undisbursed commitments represented 51% of the Bank’s total risk-based capital.  As of March 31, 2015, a total of $3.4 million of the agriculture portfolio was risk graded special mention, substandard or doubtful, compared to $2.4 million at December 31, 2014.

Consumer Installment Loans

At March 31, 2015, the installment loan portfolio totaled $7.0 million, compared to the $7.7 million reported at December 31, 2014.  Installment loans include revolving credit plans, consumer loans and credit card balances.

Heritage Oaks Bancorp | - 53 -

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table provides a summary of the approximate maturities and sensitivity to changes in interest rates for the loan portfolio as well as information about fixed and variable rate loans:

	March 31, 2015
	Due Less Than 3 Months	Due 3 To 12 Months	Due Over 12 Months Through 3 Years	Due Over 3 Years Through 5 Years	Due Over 5 Years Through 15 Years	Due Over 15 Years	Total
	(dollars in thousands)
Real Estate Secured
Multi-family residential	$5,289	$5,095	$8,368	$38,700	$20,232	$-	$77,684
Residential 1 to 4 family	7,246	3,206	16,102	43,452	70,937	2,547	143,490
Home equity lines of credit	35,635	286	-	-	-	7	35,928
Commercial	42,066	47,509	153,272	152,444	180,245	-	575,536
Farmland	29,087	1,652	13,231	11,272	53,537	-	108,779
Land	14,431	1,846	2,421	730	1,191	-	20,619
Construction	12,967	2,798	620	3,522	7,094	-	27,001
Commercial
Commercial and industrial	67,910	14,152	12,617	26,714	25,307	212	146,912
Agriculture	55,498	1,616	2,577	4,205	254	-	64,150
Other	-	5	-	-	-	-	5
Installment	683	251	312	722	4,048	992	7,008
Overdrafts	207	-	-	-	-	-	207
Total loans held for investment	$271,019	$78,416	$209,520	$281,761	$362,845	$3,758	$1,207,319

Variable rate loans (1)	$249,748	$58,130	$162,320	$193,586	$144,015	$-	$807,799
Fixed rate loans	21,271	20,286	47,200	88,175	218,830	3,758	399,520
Total loans held for investment	$271,019	$78,416	$209,520	$281,761	$362,845	$3,758	$1,207,319

(1)   Variable rate loans include $581.1 million of loans that are at or below their contractual floor rates.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until rates rise above their floors.

At March 31, 2015, loans held for investment were scheduled to mature or re-price in the following dollar and percentage amounts of total loans held for investment: $349.4 million, or 28.9%, in one year or less; $491.3 million, or 40.7%, in one to five years; and $366.6 million, or 30.4%, over five years. Of the $366.6 million of loans scheduled to mature or re-price over five years, $164.2 million or 13.6% were scheduled to mature or re-price over five through eight years; $176.7 million or 14.6% were scheduled to mature or re-price over eight years through ten years; and $25.7 million, or 2.1%, are scheduled to mature or re-price over ten years.

Heritage Oaks Bancorp | - 54 -

Allowance for Loan and Lease Losses

The Company maintains an ALLL deemed by management appropriate to absorb probable losses inherent in the loan and lease portfolio as of the balance sheet date.  The ALLL is based on ongoing evaluations of the loan and lease portfolio, which is a process that involves subjective as well as complex judgments.  This evaluation includes an assessment of credit quality which considers various measures such as: the trend in the level of net charge-offs, the level of past due and non-accrual loans, and the level of and trends in substandard and doubtful loans.  The Company’s ongoing evaluation of the ALLL also includes assessments of: estimated collateral values and or guarantees where appropriate, the seasoning of loans in the portfolio, qualitative factors associated with identified potential external and internal risks attributable to each loan category, the estimated exposure to specific loans identified as impaired, and trends in the Company’s historical loss experience for each loan category.  The Company uses a “stake in the ground” historical loss experience, which covers the Company’s losses for the period from October 2009 through the current reporting period in analyzing an appropriate reserve factor for non-PCI loans. The purpose of retaining the fourth quarter 2009 losses in historical loss experience is to ensure the retention of a complete credit cycle in the Company’s ALLL analysis.  The ALLL is comprised of (i) a general reserve, (ii) specific reserve for impaired loans, (iii) a qualitative reserve, which is determined by estimates the Company makes concerning the impact that identified external and internal factors may have on overall losses inherent in the loan portfolio, and (iv) a reserve for PCI loans, which is determined based on estimates of future cash flows from PCI loans.

The ALLL is increased by provisions for loan and lease losses charged to earnings, and decreased by charge-offs, net of recoveries on previously charged-off loans. Please see Note 1. Summary of Significant Accounting Policies, of the consolidated financial statements, filed as part of the Company’s 2014 annual report on Form 10-K, for additional information concerning the Company’s methodology for determining an adequate ALLL.

The following table provides a summary of the ALLL and its allocation to each segment and class within the loan portfolio:

	March 31,				December 31,
	2015		2014		2014
		Percent		Percent		Percent
	ALLL	of Loans to	ALLL	of Loans to	ALLL	of Loans to
	Allocation	Total Loans	Allocation	Total Loans	Allocation	Total Loans
	(dollars in thousands)
Real Estate Secured
Multi-family residential	$342	6.4%	$236	4.3%	$347	6.6%
Residential 1 to 4 family	1,553	11.9%	1,451	10.0%	1,423	10.7%
Home equity line of credit	171	3.0%	143	3.7%	162	3.2%
Commercial	5,315	47.7%	6,489	52.2%	5,721	49.2%
Farmland	1,993	9.0%	931	5.9%	1,476	8.2%
Land	1,648	1.7%	3,155	2.5%	1,655	1.7%
Construction	396	2.2%	147	2.0%	345	2.1%
Commercial
Commercial and industrial	3,251	12.2%	3,504	13.2%	3,627	13.0%
Agriculture	1,244	5.3%	1,394	5.2%	1,497	4.6%
Other	-	0.0%	-	0.1%	1	0.0%
Installment	163	0.6%	87	0.9%	172	0.7%
Overdrafts	27	0.0%	26	0.0%	30	0.0%
Unallocated	810		405		346
Total	$16,913	100.0%	$17,968	100.0%	$16,802	100.0%

Allocation of the Allowance for Loan and Lease Losses

The Company continued to experience favorable trends in credit quality in the non-PCI loan portfolio during the three months ended March 31, 2015, when compared to historical periods.  The balance of the ALLL increased by $0.1 million from December 31, 2014, due to net recoveries on previously charged-off loans.  When compared to that reported at March 31, 2014, the ALLL decreased by $1.1 million due to net charge-offs which occurred during the last nine months of 2014.  At March 31, 2015, substandard and doubtful non-PCI loans totaled $42.8 million, compared to $43.6 million at December 31, 2014. Non-PCI non-accrual loans totaled $11.5 million at March 31, 2015, compared to $10.2 million at December 31, 2014. Loans 30-89 days past due in the non-PCI loan portfolio totaled $1.2 million at March 31, 2015, compared to $80 thousand at December 31, 2014.  The year to date increase of past due loans can be attributed to one loan, which is well secured, and for which the Company is working with the borrower to bring the obligation to the Bank current.

Heritage Oaks Bancorp | - 55 -

The ALLL as a percentage of total gross loans was 1.40% at March 31, 2015, compared to 1.41% at December 31, 2014.  Excluding loans acquired in the MISN Transaction, the ALLL attributable to the legacy Heritage portfolio was $16.1 million or 1.64% of legacy Heritage loans and leases at March 31, 2015, compared to $15.8 million or 1.76% of legacy Heritage loans and leases at December 31, 2014.  At March 31, 2015 the ALLL attributable to acquired non-PCI loans was $0.7 million or 0.33% of acquired non-PCI loans, compared to $1.0 million or 0.44% at December 31, 2014.  The decline in the ALLL for acquired non-PCI loans can be attributed in part to payoffs of certain acquired loans.  As of March 31, 2015, the remaining unaccreted discount on acquired non-PCI loans was $4.1 million, compared to $4.5 million at December 31, 2014.

During the first quarter of 2015, the Company, as part of its periodic assessment of PCI loans, recorded an ALLL for PCI loans of $35 thousand, resulting from expectations of future cash flows on certain PCI loans being lower than previously expected.  There was no ALLL for PCI loans as of December 31, 2014. At March 31, 2015 the remaining unaccreted discount on PCI loans was $2.5 million, compared to $3.1 million at December 31, 2014.

The ALLL attributable to loans collectively evaluated for impairment on the legacy Heritage portfolio at March 31, 2015 was $14.5 million, compared to $14.0 million December 31, 2014.  Of the ALLL attributable to loans collectively evaluated for impairment, $5.9 million can be attributable to qualitative adjustments at March 31, 2015, compared to $4.9 million at December 31, 2014.

The qualitative component of the ALLL increased during the three months ended March 31, 2015, primarily due to the potential impacts resulting from the prolonged California drought on various segments of our loan portfolio, including agriculture, farmland, and commercial and industrial loans. The qualitative component of the ALLL has increased, resulting from concerns associated with the impact of the California drought on our customer’s businesses, and due to concerns about the impact directly to agriculture, and indirectly to other businesses such as hospitality and tourism.  Evidence of the drought’s impact on agricultural businesses have been noted in recent studies indicating that the 2014 drought is responsible for the greatest absolute reduction in water availability to agriculture ever seen in California and that it is statistically likely that the drought will continue through 2015, regardless of El Nino conditions. Furthermore, the State of California, as well as certain municipalities within California, have begun to mandate water conservation measures that cite specific usage reductions and have limited the use of water for particular applications such as landscape watering, car washing and other applications.  These facts along with discussions with some of our borrowers, as it relates to expected decreases in cash flows related to the drought, have led the Company to increase the qualitative factors within the ALLL for the impact of the drought on our loan portfolio.

The ALLL associated with loans specifically evaluated for impairment totaled $1.6 million at March 31, 2015, compared to $1.8 million at December 31, 2014.  As of December 31, 2014, the Company believes that the ALLL was appropriate to cover current estimable losses in the Company’s loan and lease portfolio.

The Company recorded no provision for loan and lease losses for the three months ended March 31, 2015 and 2014. For a discussion of component provisions and provision recaptures attributable to the various components of the ALLL, please see “Provision for Loan and Lease Losses” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Heritage Oaks Bancorp | - 56 -

The following table details changes in the ALLL for the periods indicated:

	For The Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Balance, beginning of period	$16,802	$17,859
Charge-offs
Real Estate Secured
Residential 1 to 4 family	-	92
Home equity line of credit	39	-
Land	34	-
Installment	-	2
Total charge-offs	73	94
Recoveries
Real Estate Secured
Home equity line of credit	3	3
Commercial	-	13
Land	11	7
Commercial
Commercial and industrial	155	168
Agriculture	12	7
Installment	3	5
Total recoveries	184	203
Net recoveries	(111)	(109)
Provisions for loan and lease losses	-	-
Balance, end of period	$16,913	$17,968

Gross loans, end of period	$1,207,319	$1,114,070
ALLL to total gross loans	1.40%	1.61%
Net recoveries to average loans	-0.04%	-0.05%

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

Heritage Oaks Bancorp | - 57 -

The following table provides a summary of non-performing loans and foreclosed assets:

	March 31,	December 31,
	2015	2014
	(dollars in thousands)
Non-performing Loans
Residential 1 to 4 family	$645	$124
Home equity line of credit	46	258
Commercial	2,052	2,085
Land	4,939	5,237
Commercial and industrial	3,495	2,102
Agriculture	627	686
Installment	43	43
Total non-performing loans	11,847	10,535
Other real estate owned	433	-
Total non-performing assets	$12,280	$10,535
TDRs
Accruing	$7,415	$6,511
Included in non-performing loans	7,469	7,057
Total TDRs	$14,884	$13,568

Ratio of allowance for loan and lease losses to total gross loans	1.40%	1.41%
Ratio of non-performing loans to total gross loans	0.98%	0.88%
Ratio of non-performing assets to total assets	0.69%	0.62%

At March 31, 2015, the balance of non-accruing loans was $11.8 million or $1.3 million higher than that reported at December 31, 2014.  The increase in non-accruing loans during the first three months of 2015 can be attributed in large part to one loan in the amount of $1.5 million in the commercial and industrial category, where the Company is working with the borrower to bring resolution to this loan.

The following tables reconcile the change in total non-accruing balances for the three months ended March 31, 2015:

	Balance			Transfers	Returns to		Balance
	December 31,		Net	to Foreclosed	Accrual		March 31,
	2014	Additions	Paydowns	Collateral	Status	Charge-offs	2015
	(dollars in thousands)
Real Estate Secured
Residential 1 to 4 family	$124	$534	$(13)	$-	$-	$-	$645
Home equity line of credit	258	-	(112)	(61)	-	(39)	46
Commercial	2,085	-	(33)	-	-	-	2,052
Land	5,237	-	(85)	(44)	(135)	(34)	4,939
Commercial
Commercial and industrial	2,102	1,691	(155)	-	(143)	-	3,495
Agriculture	686	-	(59)	-	-	-	627
Installment	43	2	(2)	-	-	-	43
Totals	$10,535	$2,227	$(459)	$(105)	$(278)	$(73)	$11,847

Heritage Oaks Bancorp | - 58 -

Deposits and Borrowed Funds

Deposits

The following table provides a summary for the year to date change in various categories of deposit balances:

	March 31,	December 31,	Variance
	2015	2014	Dollar	Percent
	(dollars in thousands)
Non-interest bearing deposits	$484,106	$461,479	$22,627	4.90%
Interest bearing deposits:
NOW accounts	118,094	108,757	9,337	8.59%
Other savings deposits	95,027	95,619	(592)	-0.62%
Money market deposit accounts	490,986	449,110	41,876	9.32%
Time deposits	272,055	279,839	(7,784)	-2.78%
Total deposits	$1,460,268	$1,394,804	$65,464	4.69%

As of March 31, 2015 deposits totaled $1.5 billion, compared to $1.4 billion at December 31, 2014.  Deposits increased $65.5 million or 4.7% during the first three months of 2015, as the Company continued its focus on gathering and retaining core relationships.  At March 31, 2015, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 87.0% of total deposits, up from the 86.0% reported at December 31, 2014, due to growth in non-interest bearing demand, NOW accounts, and money market balances during the first three months of 2015.  Non-interest bearing demand deposits comprise 33.2%, and 33.1% of total deposits at March 31, 2015, and December 31, 2014, respectively.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances.  These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At March 31, 2015, FHLB borrowings were $93.6 million, compared to $95.6 million at December 31, 2014.  Borrowings are obtained for a variety of reasons which include, but are not limited to: asset-liability management; funding loan growth; and to provide additional liquidity. The decrease in the level of FHLB borrowings in 2015 was the result of maturities of short-term borrowings that were not rolled over.

At March 31, 2015, the Company had $13.3 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding, compared to $13.2 million at December 31, 2014. These debt securities were issued to three different trusts, as follows:

	Amount	Carrying	Current	Issue	Scheduled
	Issued	Value	Rate	Date	Maturity	Rate Type
	(dollars in thousands)
Heritage Oaks Capital Trust II	$8,248	$8,248	1.99%	27-Oct-06	Aug-37	Variable 3-month LIBOR + 1.72%
Mission Community Capital Trust I	$3,093	$2,159	3.20%	14-Oct-03	Oct-33	Variable 3-month LIBOR + 2.95%
Santa Lucia Bancorp (CA) Capital Trust	$5,155	$2,879	1.73%	28-Apr-06	Jul-36	Variable 3-month LIBOR + 1.48%

These three issuances of debt securities are callable by the Company at par.  At March 31, 2015, the Company included $12.9 million of the debt securities in its Tier I Capital for regulatory reporting purposes, as permitted under the Basel III Capital Rules.  For a more detailed discussion regarding junior subordinated debt securities, see Note 10, Borrowings, in the Company’s condensed consolidated financial statements under Item 8 of Part II of the Company’s 2014 Annual Report on Form 10-K.

Capital

At March 31, 2015, the balance of shareholders’ equity was $201.9 million, compared to $197.9 million at December 31, 2014.  The increase in shareholders’ equity can be attributed substantially to net earnings of $4.1 million, a net increase in accumulated other comprehensive income of $1.3 million resulting from unrealized gains on available for sale investments, offset by dividends paid of $1.7 million.  Additionally, the exercise of stock options as well as the impact of share-based compensation contributed $0.3 million to the increase in shareholders’ equity.

Heritage Oaks Bancorp | - 59 -

Dividends

On March 2, 2015, the Company paid a cash dividend of $0.05 per share to holders of the Company’s common stock as of February 16, 2015.  Holders of the Company’s Series C Preferred Stock are entitled to per share dividend equivalents to any dividends declared on the Company’s common stock.  No dividends were paid during the three months ended March 31, 2014.

On April 29, 2015, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on June 1, 2015, to shareholders of the Company’s common stock as of May 15, 2015.  Holders of the Company’s Series C Preferred Stock are also entitled to a per share dividend equivalent to the common dividend declared.  Each share of Series C Preferred Stock is convertible into one share of the Company’s common stock.

Stock Repurchase Program

In the fourth quarter of 2014, the Company announced its intention to repurchase up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1, and Rule 10b-18.  Repurchase program activity under the current plan will expire on June 30, 2015, or earlier upon the completion of the repurchase of $5.0 million of the Company’s common stock, as well as under certain other circumstances set forth in the repurchase plan agreement.  The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares as part of the repurchase program will be cancelled, and therefore no longer available for reissuance. As of March 31, 2015, the Company had repurchased 51,732 shares of its common stock under this plan at an average price of $7.47 per share, however the Company made no repurchases of its common stock during the three months ended March 31, 2015.

Regulatory Capital

Bancorp and the Bank seek to maintain strong levels of capital in order to generally be considered “well-capitalized” under Prompt Corrective as determined by regulatory agencies.  Bancorp’s potential sources of capital include retained earnings and the issuance of equity.  In 2013, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC, and the Office of the Comptroller of the Currency (“OCC”) issued final rules under Basel III (the “Basel III Capital Rules”), establishing a new comprehensive framework for regulatory capital for U.S. banking organizations.  These rules implement the Basel Committee’s December 2010 proposed framework, certain provisions of the Dodd-Frank Act, and revise the risk-based capital requirements applicable to bank-holding companies, and depository institutions, including Bancorp and the Bank.  These rules became effective for Bancorp and the Bank on January 1, 2015, and are subject to phase-in periods for certain of their components.

The significant changes outlined under the Basel III Capital Rules that are applicable to Bancorp and the Bank include:

•                  A new Common Equity Tier I (“CET I”) capital measure, with a minimum ratio requirement of 4.5% CET I to risk-weighted assets, and for Prompt Corrective Action purposes 6.5% or greater to generally be considered “well capitalized.”

•                  A capital conservation buffer in addition to CET I of: 0.625% for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019.  The capital conservation buffer does not begin phasing-in until January 1, 2016.

•                  Changes to the calculation of risk-weighted assets from the current four categories (0%, 20%, 50% and 100%) to a much broader and risk-sensitive number of categories.

•      The inclusion of certain changes in accumulated other comprehensive income (“AOCI”) in the determination of regulatory capital measures; however, “non-advanced approaches banking organizations,” including Bancorp and the Bank may make a one-time permanent election, as of January 1, 2015, to exclude these changes in AOCI from the determination of regulatory capital.  Bancorp and Bank have made this election.

•                  An exclusion from CET I of certain items on a phased-in basis, such as deferred tax assets, and intangible assets.

When the Basel III Capital Rules are fully phased-in on January 1, 2019, Bancorp and the Bank will also be required to maintain a 2.5% “capital conservation buffer,” which is designed to absorb losses during periods of economic stress.  This capital conservation buffer will be comprised entirely of CET I, and will be in addition to minimum risk-weighted asset ratios outlined under the Basel III Capital Rules.  If a banking organization fails to hold capital above minimum capital ratios, including the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

Heritage Oaks Bancorp | - 60 -

The following table provides a summary of capital ratio requirements for the Bancorp and the Bank before and after the implementation of Basel III on January 1, 2015:

	Basel III			Pre-Basel III
			Well			Well
	Minimum (1)		Capitalized (2)	Minimum		Capitalized (2)
	Bank	Company	Bank	Bank	Company	Bank
Ratio
Common Equity Tier I capital	4.50%	4.50%	6.50%	N/A	N/A	N/A
Leverage ratio	4.00%	4.00%	5.00%	4.00%	4.00%	5.00%
Tier I capital	6.00%	6.00%	8.00%	4.00%	4.00%	6.00%
Total risk-based capital	8.00%	8.00%	10.00%	8.00%	8.00%	10.00%

(1)             On a fully phased-in basis, effective January 1, 2019, under the Basel III Capital Rules, minimum capital ratios will be as follows: Common Equity Tier I capital: 7.0%; leverage ratio: 6.5%; Tier I capital: 8.5%; Total risk-based capital: 10.5%.

(2)             Reflects minimum threshold to be considered “well capitalized” under the Prompt Corrective Action framework, specific to depository institutions.

The following table provides the general minimum regulatory capital ratios that are required for the Bank to be considered “well capitalized,” and a summary of Bancorp and Bank regulatory capital ratios, which are reflective of the January 1, 2015 implementation of Basel III.  The Bancorp and Bank were considered well capitalized for all periods presented below:

	Basel III			Pre-Basel III
	Regulatory Standard to be Well	March 31, 2015		Regulatory Standard to be Well	December 31, 2014		March 31, 2014
	Capitalized	Company	Bank	Capitalized	Company	Bank	Company	Bank
Ratio
Common Equity Tier I capital	6.50%	12.50%	12.65%	N/A	N/A	N/A	N/A	N/A
Leverage ratio	5.00%	10.38%	10.01%	5.00%	10.22%	9.83%	11.64%	11.25%
Tier I capital	8.00%	13.12%	12.65%	6.00%	13.13%	12.63%	12.25%	11.84%
Total risk-based capital	10.00%	14.36%	13.90%	10.00%	14.38%	13.88%	13.50%	13.10%

Bancorp’s Leverage Ratio increased by 16 basis points to 10.38% for the first quarter of 2015 from 10.22% for the fourth quarter of 2014.  The January 1, 2015 implementation of Basel III resulted in a nominal increase in our leverage ratio.  The increase in Tier 1 Capital was attributable primarily to quarterly earnings, and to a lesser extent the impacts of the implementation of Basel III.  Net income for the first quarter increased the numerator of the Leverage Ratio at a faster pace than the increase balance sheet growth had on adjusted average assets (the denominator) for the quarter, which resulted in an increase in our Leverage Ratio.  Compared to the first quarter, 2014, Bancorp’s Leverage Ratio decreased by 126 basis points from 11.64% reported for March 31, 2014.  As discussed more fully in the first quarter, 2014 Form 10-Q, that we have filed with the SEC, the Leverage Ratio for the Bancorp and Bank were elevated for that period due to the impact of the abbreviated amount of time (31 days of the 90 day quarter) MISN assets were included in our average assets.  After adjusting the first quarter 2014 Bancorp Leverage Ratio to include the estimated average assets from MISN for the full quarter, the Leverage Ratio would have been 9.81%.  The Bank’s Leverage Ratio at March 31, 2015 was 10.01% and increased by 18 basis points, compared to the ratio reported at December 31, 2014, and decreased by 124 basis points when compared to March 31, 2015 for the same reasons given for the Bancorp’s Leverage Ratio.

As of March 31, 2015, Bancorp’s Tier 1 Risk Based Capital Ratio and Total Risk Based Capital Ratio decreased from year-end 2014 by 1 and 2 basis points, to 13.12% and 14.36%, respectively.  The January 1, 2015 implementation of Basel III resulted in a nominal decrease in both of our risk based capital ratios.  These same two ratios for the Bank fell by 2 basis points each, to 12.65% and 13.90%, respectively.  The reason for the minimal shift in both the Bancorp and Bank’s Tier 1 Risk Based Capital and Total Risk Based Capital ratios was due to the fact that the impact of Basel III was almost completely offset by the increase in capital attributable to first quarter 2015 earnings.

The Common Equity Tier One Capital Ratio for both the Company and the Bank were 12.50% and 12.65%, as of March 31, 2015, respectively, above the current 6.5% level to generally be considered a “well capitalized” financial institution for regulatory purposes.

Heritage Oaks Bancorp | - 61 -

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

In the ordinary course of business, the Company has entered into off-balance sheet arrangements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the condensed consolidated financial statements when they are funded or related fees are incurred or received. In the ordinary course of business, the Company is also a party to various operating leases, primarily for several of the Bank’s branch locations.

The Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $15.0 million at March 31, 2015 compared to the $15.5 million at December 31, 2014. Included in these letter of credit commitments is a single standby letter of credit, which was issued in September 2004, for $11.7 million to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $11.5 million. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvements and expansion of an assisted living facility. The letter of credit was renewed and will expire in September 2016. The letter of credit was undrawn as of March 31, 2015. Additionally at March 31, 2015 and December 31, 2014, the Company had undisbursed loan commitments, made in the ordinary course of business, totaling $207.0 million and $237.7 million, respectively.

	March 31,	December 31,
	2015	2014
	(dollars in thousands)
Commitments to Extend Credit
Home equity lines of credit	$29,494	$28,915
Credit card lines	1,757	1,622
Secured by real estate	19,593	23,692
Not secured by real estate	10,100	10,856
Commercial and industrial	98,012	102,201
Agriculture	30,997	37,302
Other unused commitments	17,024	33,145
Standby letters of credit	14,992	15,542
Total commitments and standby letters of credit	$221,969	$253,275

At both March 31, 2015 and December 31, 2014, the Company’s allowance for unfunded loan commitments was $0.4 million and $0.5 million, respectively.

The following table presents the Company’s significant fixed and determinable contractual obligations within the categories presented below:

	Less Than	One to Three	Three to Five	More than	March 31,	December 31,
	One Year	Years	Years	Five Years	2015	2014
	(dollars in thousands)
Deposits (1)	$1,344,069	$67,152	$35,960	$13,054	$1,460,235	$1,394,764
FHLB Advances and other borrowings	10,500	21,500	20,500	41,000	93,500	95,500
Operating lease obligations	1,571	2,145	1,495	3,011	8,222	8,152
Salary continuation payments	342	524	524	3,467	4,857	4,959
Junior subordinated debentures	-	-	-	16,496	16,496	16,496
Total obligations	$1,356,482	$91,321	$58,479	$77,028	$1,583,310	$1,519,871

(1) As of March 31, 2015, deposits with no stated maturity of $1.2 billion have been included in amounts due less than one year.

The Company has leases that contain options to extend for periods from three to seven years.  Options to extend which have been exercised and the related lease commitments are included in the table above.

Heritage Oaks Bancorp | - 62 -

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

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives, including but not limited to maintaining sufficient liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions. ALCO meets regularly to assess projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank’s customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At March 31, 2015 these credit lines totaled $62.0 million and are unsecured. Additionally, the Bank has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank. As of March 31, 2015, the borrowing availability related to this facility was $4.8 million. At March 31, 2015, the Bank had no borrowings against the credit lines or the FRB facility. As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $297.2 million at March 31, 2015, in addition to the $93.5 million currently outstanding. Additionally the Company has a $10.0 million unsecured line of credit available with a correspondent bank as a secondary liquidity source for the holding company.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows. As of March 31, 2015, the Company believes investments in the portfolio can be pledged or liquidated at their current fair values in the event they are needed to provide liquidity. The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 24.4% at March 31, 2015 compared to 23.4% at December 31, 2014.

The ratio of gross loans to deposits, another key liquidity ratio, decreased to 82.7% at March 31, 2015 compared to 85.6% at December 31, 2014 due to deposit growth outpacing loan growth in the first quarter of 2015.

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

Subsequent Events

Dividend Declaration

On April 29, 2015, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on June 1, 2015, to shareholders of the Company’s common stock as of May 15, 2015.  Holders of the Company’s Series C Preferred Stock are also entitled to a per share dividend equivalent to the common dividend declared.  Each share of Series C Preferred Stock is convertible into one share of the Company’s common stock.

Heritage Oaks Bancorp | - 63 -

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

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Other than $13.3 million in subordinated debentures issued by the Company’s subsidiary grantor trusts, virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the Bank level.

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

Management employs asset and liability management software to measure the Company’s exposure to potential future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of March 31, 2015.  This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall over the near term but a positive impact to net interest income over the long term if market rates move higher.

The hypothetical impact of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly.  The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s March 31, 2015 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200bp rate increase and a 100bp decrease is acceptable to management and within policy guidelines at this time.  Given the low interest rate environment, a 200bp decrease is not considered a realistic possibility and is therefore not modeled.

Heritage Oaks Bancorp | - 64 -

The results in the table below indicate the change in net interest income the Company would expect to see, if interest rates were to change in the amounts set forth:

	March 31, 2015
	-100bp	Base	+100bp	+200bp
	(dollars in thousands)
Net interest income	$60,093	$61,588	$62,374	$63,594
$ Change from base	$(1,495)	$-	$786	$2,006
% Change from base	-2.43%	0.00%	1.28%	3.26%

It is important to note that the above table is a summary of several forecasts, actual results may vary from any of the forecasted amounts and such difference may be material and adverse. The forecasts are based on estimates and assumptions made by management that may turn out to be incorrect and may change over time. Factors affecting these estimates and assumptions include, but are not limited to: 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses to each of the preceding factors. Factors that vary significantly from the assumptions and estimates may have material and adverse effects on the Company’s net interest income; therefore, the results of this analysis should not be relied upon as indicative of actual future results.

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans:

	March 31, 2015
		Percent of
	Balance	Total
	(dollars in thousands)
Rate Type
Variable - daily	$166,850	13.8%
Variable other than daily	640,949	53.1%
Fixed rate	399,520	33.1%
Total loans held for investment	$1,207,319	100.0%

The table above identifies approximately 13.8% of the loan portfolio that will re-price immediately in a changing rate environment.  At March 31, 2015, approximately $807.8 million or 66.9% of the Company’s loan portfolio is considered variable.

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the index rate:

	March 31, 2015
	Move in Index Rate (bps)
	+100	+150	+200	+250	+300	+350
	(dollars in thousands)
Cumulative variable daily	$88,346	$104,290	$115,441	$119,651	$121,524	$132,759
Cumulative variable other than daily	282,163	339,914	364,333	385,038	391,010	404,718
Cumulative total variable at floor	$370,509	$444,204	$479,774	$504,689	$512,534	$537,477

Given the significant decline in short-term rates over the last several years, many loans in the portfolio possess floors higher than their fully indexed rate.  As indicated in the table above, the Company will need to see rates increase by 100 basis points before the majority of variable rate loans that contain a minimum floor rate in the portfolio experience a rise in their interest rates above their floors, thereby ending their fixed-rate interest rate risk profile and returning them to a fully variable interest rate risk profile.  When such event occurs, holding all other interest rate risk variables constant, the Company will become more net asset sensitive.  Historically, the Company has placed floors on new loan originations to protect net interest margin.  Management believes this strategy proved successful in insulating net interest margin in the declining interest rate environment experienced over the last several years.  As loans have re-priced, through maturities and refinancing, the average floor rate has come down to remain competitive in the current interest rate environment.  The lowering of floor rates has contributed to an increasingly asset sensitive profile and decreased the average market rate movement to lift variable rate loans off their floors.

Heritage Oaks Bancorp | - 65 -

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer, the Principal Financial Officer and the Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with the participation of the Principal Executive Officer, the Principal Financial Officer, and the Principal Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation the Principal Executive Officer, the Principal Financial Officer, and the Principal Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer, the Principal Financial Officer and the Principal Accounting Officer as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Corona Fruits & Veggies, Inc., et al v. Heritage Oaks Bank, et al, Santa Barbara County Sup. Ct. case no. 1390870, filed 2/8/2012. Corona Fruits & Veggies, Inc. and related entities were seeking in excess of $2,000,000 in damages for a variety of claims including breach of contract, misrepresentation, interference with contractual relations and promissory estoppel. The alleged factual basis underlying the claims was that the Bank promised to extend agricultural and equipment financing to the plaintiffs and ultimately failed to do so, causing the plaintiffs’ damages. The Bank denied that it acted improperly in any respect toward plaintiffs or that it breached a loan commitment to the plaintiffs and filed a cross-complaint seeking indemnification.  Trial commenced on July 24, 2014 and a statement of decision was entered into by the court on November 26, 2014. The court found against the plaintiffs and in favor of the Bank on its cross-complaint for indemnity. Judgment was entered in this case on January 20, 2015 awarding none of the plaintiffs any monetary recovery by way of the Complaint or the Cross-Complaint and awarding $650,000 to the Bank on the Bank’s Cross-Complaint, combined with $32,162.28 prejudgment interest and $57,878.98 costs (total amount of $740,041.26). A global settlement agreement signed by all parties and Acknowledgement of Satisfaction of Judgment was filed on March 24, 2015.  This matter will no longer be discussed in the Company’s filings.

Sandra Keller v. Heritage Oaks Bank, et al, U.S. District Court, Central District of California case no. CV-13-2049 CAS, filed 3/21/13. Sandra Keller, as guardian ad litem for Mary Mastagni, filed suit in federal court against the Bank and numerous other parties alleging damages from a conspiracy to commit elder financial abuse. The complaint was unclear as to the basis for the alleged damages against the Bank, and the Bank believes the complaint lacked any merit whatsoever. The federal court has dismissed the case.  This matter will no longer be discussed in the Company’s filings.

Heritage Oaks Bancorp | - 66 -

Sandra Keller, et al vs. Heritage Oaks Bank, et al, Superior Court of San Luis Obispo County, case no CV-138124, filed 5/29/13. This is the identical complaint that was dismissed by the federal court. The Bank was served with process in September 2013 and demurred. The plaintiffs filed a second amended complaint on June 30, 2014. The second amended complaint alleged that the Bank negligently allowed, caused or conspired with certain other defendants to remove Mary Mastagni from control of a deposit account, that the Bank entered into a “side agreement” with certain defendants to take control of proceeds received on the sale of certain pieces of real estate after foreclosure on loans made by the Bank, and generally that the Bank conspired with other defendants to commit financial elder abuse. At a hearing on the Bank’s demurrer on October 16, 2014, the following causes of action were dismissed: Breach of Trust, Constructive Fraud, Breach of Fiduciary Duty, violation of the Consumer Legal Remedies Act, Theft Under False Pretenses. The following causes of action remained: Financial Elder Abuse, Fraud, Unfair Competition, Negligence, Conversion, and Equitable Accounting. By agreement dated April 15, 2015, the parties have resolved the above matters to their mutual satisfaction.  This matter will no longer be discussed in the Company’s filings.

Grego v. Patel, Mission Asset Management, Inc., et al, Superior Court of San Luis Obispo County, case no. CV128369. This case was filed in 2013 against Mission Asset Management, Inc., (“MAM”) formerly a subsidiary of Mission Community Bancorp which was acquired by the Bank on February 28, 2014. MAM successfully demurred to all causes of action but one; the remaining cause of action is for conversion of personal property which allegedly occurred subsequent to the foreclosure of a commercial loan secured by a hotel property. This cause of action was consolidated with two other cases involving unrelated defendants. In one of the consolidated cases, on January 23, 2015, the court ruled that the plaintiff had no current standing to bring the cause of action against any of the state court defendants. The court stayed all local proceedings for 120 days pending the Chapter 7 Bankruptcy Trustee’s decision to appear in this case or abandon it. The Bank is vigorously defending the matter and does not expect the litigation to have a material impact on the Bank.

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

In re Ennis Commercial Properties, LLC (Debtor) / Ennis Commercial Properties LLC et al. (Plaintiffs) v. Heritage Oaks Bancorp, United States Bankruptcy Court, Eastern District of California – Fresno Division.  Case No. 10-12709-A-11.  In January 2015, the Plan of Liquidation Administrator (“Administrator” or “Plaintiff”) appointed by the Bankruptcy Court regarding the bankruptcy of Ennis Commercial Properties, LLC (“Ennis Commercial”) filed a complaint against Heritage Oaks Bancorp.  The complaint generally involves actions taken in 2008 by parties not related to the Company in connection with the transfer by Ennis Commercial, of deeds of trusts on a property (“Transfers”) in connection with a loan and loan modification to the entities affiliated with Ennis Commercial.  Subsequent to the Transfers, Ennis Commercial and various affiliated/related entities filed for bankruptcy protection.  On or about June 27, 2013, the Bankruptcy Court entered an order confirming Ennis Commercial’s Plan of Liquidation, with an effective date of July 12, 2013.  The secured loans at issue were originated and modified by unaffiliated third party banks.  According to the complaint, the Administrator named the Company as a defendant because it was assigned a third-party bank’s claim based on the secured debt against Ennis Commercial’s estate on March 14, 2014.

Plaintiff seeks to undo the Transfers as fraudulent transfers, and seeks $2.7 million in damages, prejudgment interest and attorneys’ fees.  On March 25, 2015, the Company filed a motion to dismiss the complaint providing a number of reasons:  the Company withdrew the claim against the estate and thus removed itself from the equity jurisdiction of the court, the statute of limitations bars the complaint, the delayed discovery rule does not apply to constructive fraudulent transfer, creditors who assigned claims to the Administrator lack standing, and plaintiff failed to prove that Ennis Commercial did not receive reasonably equivalent value.  The Company continues to evaluate the matter and intends to vigorously defend the matter and does not expect the litigation to have a material impact on the Company.

Heritage Oaks Bancorp | - 67 -

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Exhibit 31.3 Rule 13a-14(a)  Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.3 Section 1350  Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three months and three months ended March 31, 2015 and 2014 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (unaudited), (iv) Condensed Consolidated Statements of Shareholders’ Equity, for the three months ended March 31, 2015 and 2014 (unaudited), (v) Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2015 and 2014 (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

Heritage Oaks Bancorp | - 69 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: May 1, 2015

/s/ Simone F. Lagomarsino	/s/ Lonny D. Robinson
Simone F. Lagomarsino	Lonny D. Robinson
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Jason C. Castle
Jason C. Castle
Chief Accounting Officer
(Principal Accounting Officer)

Heritage Oaks Bancorp | - 70 -