Form 10-Q
period 2015-06-30
HERITAGE OAKS BANCORP
filed 2015-07-30
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.

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

As of July 29, 2015 there were 34,314,242 shares of the registrant’s common stock outstanding.

Heritage Oaks Bancorp

and Subsidiaries

Heritage Oaks Bancorp | - 2 -

Part I.  Financial Information

Item 1. Financial Statements

Condensed Consolidated Financial Statements and the notes thereto begin on the next page.

Heritage Oaks Bancorp | - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2015	2014
	(dollars in thousands except per share data)
Assets
Cash and due from banks	$16,085	$12,548
Interest earning deposits in other banks	112,928	23,032
Total cash and cash equivalents	129,013	35,580
Investment securities available for sale, at fair value	379,824	355,580
Loans held for sale, at lower of cost or fair value	8,736	2,586
Gross loans held for investment	1,191,153	1,193,483
Net deferred loan fees	(1,157)	(1,445)
Allowance for loan and lease losses	(16,982)	(16,802)
Net loans held for investment	1,173,014	1,175,236
Premises and equipment, net	37,996	37,820
Premises held for sale	1,840	1,978
Bank-owned life insurance	25,032	24,711
Goodwill	24,885	24,885
Deferred tax assets, net	23,180	24,920
Federal Home Loan Bank stock	7,853	7,853
Other intangible assets	4,823	5,347
Other assets	12,183	13,631
Total assets	$1,828,379	$1,710,127

Liabilities
Non-interest bearing deposits	$516,431	$461,479
Interest bearing deposits	995,208	933,325
Total deposits	1,511,639	1,394,804
Short term FHLB borrowing	10,500	25,000
Long term FHLB borrowing	83,050	70,558
Junior subordinated debentures	13,338	13,233
Other liabilities	7,770	8,592
Total liabilities	1,626,297	1,512,187

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized:
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 0 shares and 348,697 shares at June 30, 2015, and December 31, 2014, respectively.	-	1,056
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 34,314,242 shares and 33,905,060 shares at June 30, 2015 and December 31, 2014, respectively.	165,415	164,196
Additional paid in capital	7,658	6,984
Retained earnings	28,800	24,772
Accumulated other comprehensive income, net of tax of $152 and $677 as of June 30, 2015 and December 31, 2014, respectively.	209	932
Total shareholders’ equity	202,082	197,940
Total liabilities and shareholders’ equity	$1,828,379	$1,710,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
Interest Income
Loans, including fees	$14,585	$14,547	$29,673	$26,403
Investment securities	1,662	1,819	3,329	3,409
Other interest-earning assets	494	175	667	331
Total interest income	16,741	16,541	33,669	30,143
Interest Expense
Deposits	918	928	1,807	1,743
Other borrowings	581	416	1,122	752
Total interest expense	1,499	1,344	2,929	2,495
Net interest income before provision for loan losses	15,242	15,197	30,740	27,648
Provision for loan and lease losses	-	-	-	-
Net interest income after provision for loan and lease losses	15,242	15,197	30,740	27,648
Non-Interest Income
Fees and service charges	1,213	1,394	2,420	2,539
Net gain on sale of mortgage loans	484	364	870	552
Other mortgage fee income	118	105	256	159
Gain on sale of investment securities	-	101	505	99
Other income	456	512	1,221	877
Total non-interest income	2,271	2,476	5,272	4,226
Non-Interest Expense
Salaries and employee benefits	5,786	6,340	12,045	11,957
Occupancy and equipment	1,748	1,748	3,335	3,213
Professional services	1,702	1,038	3,108	1,771
Information technology	541	952	1,142	1,647
Regulatory assessments	300	307	597	511
Sales and marketing	295	190	612	363
Amortization of intangible assets	262	297	524	463
Loan department expense	260	285	546	461
Communication costs	144	161	285	267
Merger, restructure and integration	(2)	922	30	8,037
Other expense	393	746	1,018	1,334
Total non-interest expense	11,429	12,986	23,242	30,024
Income before income taxes	6,084	4,687	12,770	1,850
Income tax expense	2,284	1,738	4,901	664
Net income	3,800	2,949	7,869	1,186
Dividends and accretion on preferred stock	70	-	70	-
Net income available to common shareholders	$3,730	$2,949	$7,799	$1,186

Earnings Per Common Share
Basic	$0.11	$0.09	$0.23	$0.04
Diluted	$0.11	$0.09	$0.23	$0.04
Dividends Declared Per Common Share	$0.06	$-	$0.11	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income	$3,800	$2,949	$7,869	$1,186
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(3,498)	2,422	(743)	5,223
Reclassification for net gains on investments included in net income	-	(101)	(505)	(99)
Other comprehensive (loss) income, before income tax (benefit) expense	(3,498)	2,321	(1,248)	5,124
Income tax (benefit) expense related to items of other comprehensive income	(1,471)	955	(525)	2,109
Other comprehensive (loss) income	(2,027)	1,366	(723)	3,015
Comprehensive income	$1,773	$4,315	$7,146	$4,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 6 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
		Common Stock		Additional		Other	Total
	Preferred	Number of		Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(dollars in thousands, except per share data)
Balance, December 31, 2013	$3,604	25,397,780	$101,511	$6,020	$18,717	$(3,425)	$126,427
Issuance of common stock in MISN Transaction		7,541,326	60,255				60,255
Stock issuance costs				(290)			(290)
Exercise of stock options		38,617	132				132
Share-based compensation				466			466
Tax benefit of share-based compensation				14			14
Net issuance of restricted share awards		54,713					-
Net income					1,186		1,186
Other comprehensive income						3,015	3,015
Balance, June 30, 2014	$3,604	33,032,436	$161,898	$6,210	$19,903	$(410)	$191,205

Balance, December 31, 2014	$1,056	33,905,060	$164,196	$6,984	$24,772	$932	$197,940
Dividends declared ($0.11 per share)					(3,771)		(3,771)
Repurchases of common stock		(3,696)	(28)				(28)
Exercise of stock options		40,344	191				191
Partial conversion of Series C preferred stock	(1,056)	348,697	1,056	70	(70)		-
Share-based compensation				535			535
Tax benefit of share-based compensation				69			69
Net issuance of restricted share awards		23,837					-
Net income					7,869		7,869
Other comprehensive loss						(723)	(723)
Balance, June 30, 2015	$-	34,314,242	$165,415	$7,658	$28,800	$209	$202,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp | - 7 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$7,869	$1,186
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,005	938
Write-downs on premises and equipment held for sale	138	799
Amortization of premiums / discounts	3,116	2,283
Amortization of intangible assets	524	463
Accretion of discount on acquired and purchased loans, net	(1,202)	(1,343)
Share-based compensation expense	535	466
Gain on sale of available for sale securities	(505)	(99)
Gain on sale of assets	(10)	(18)
Gain on sale of loans held for sale	(870)	(552)
Originations of loans held for sale	(76,630)	(40,674)
Proceeds from sale of loans held for sale	71,350	35,203
Net increase in bank owned life insurance	(321)	(294)
Decrease in deferred tax asset	2,265	3,170
Tax impact of share-based compensation	(69)	(14)
Decrease in other assets and other liabilities, net	1,073	913
Net cash provided by operating activities	8,268	2,427
Cash Flows from Investing Activities
Net cash and cash equivalents acquired in MISN Transaction	-	28,298
Purchase of securities, available for sale	(97,489)	(103,232)
Sale of securities, available for sale	46,528	78,389
Proceeds from principal paydowns of securities, available for sale	22,941	21,157
Proceeds from sale of premises and equipment	9	1,170
Purchase of FHLB stock	-	(941)
Decrease in loans, net	2,591	10,507
Recoveries on previously charged-off loans	417	540
Proceeds from sale of foreclosed collateral	49	231
Purchase of property, premises and equipment, net	(1,191)	(2,689)
Net cash (used in) provided by investing activities	(26,145)	33,430
Cash Flows from Financing Activities
Increase in deposits, net	116,849	48,805
Proceeds from Federal Home Loan Bank borrowing	36,000	15,000
Repayments of Federal Home Loan Bank borrowing	(38,000)	(42,000)
Proceeds from exercise of stock options, including tax benefits	260	146
Stock issuance costs	-	(290)
Dividends paid	(3,771)	-
Repurchases of common stock	(28)	-
Net cash provided by financing activities	111,310	21,661
Net increase in cash and cash equivalents	93,433	57,518
Cash and cash equivalents, beginning of period	35,580	26,238
Cash and cash equivalents, end of period	$129,013	$83,756

Supplemental Cash Flow Information
Cash Flow Information
Interest paid	$2,860	$2,420
Income taxes paid	$560	$600
Non-Cash Flow Information
Change in unrealized (loss) gain on available for sale securities	$(743)	$5,223
Loans transferred to foreclosed assets	$416	$396
Premises transferred to held for sale	$-	$1,730
Accretion on preferred stock	$70	$-
Common stock issued in MISN Transaction	$-	$60,255

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Heritage Oaks Bancorp | - 9 -

Note 1.  Summary of Significant Accounting Policies - continued

Significant Accounting Policies

The significant accounting policies that the Company applies are detailed in Note 1. Summary of Significant Accounting Policies, of the Company’s 2014 Annual Report filed on Form 10-K.  There have been no changes to these policies or their application during the three or six months ended June 30, 2015.

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

Recent Accounting Guidance Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The amendments within this update are effective for the quarter ending March 31, 2018. The Company is currently in the process of evaluating the impact of the adoption of this Update, but does not expect a material impact on the Company’s consolidated financial statements.

Heritage Oaks Bancorp | - 10 -

Note 2.  Business Combination

On February 28, 2014, the Company acquired 100% of the outstanding common shares of Mission Community Bancorp (“MISN”) and all unexercised warrants and options to purchase MISN common stock were cancelled, in exchange for 7,541,326 shares of the Company’s common stock and $8.7 million in cash (the “MISN Transaction”).  In conjunction with the merger, MISN’s wholly-owned bank subsidiary, Mission Community Bank, was merged with and into Heritage Oaks Bank.  The transaction was valued at $69.0 million, based on the Company’s closing stock price of $7.99 on February 28, 2014.  With the acquisition, the Company believes it has created a more valuable community banking franchise, with a low-cost core deposit base, strong capital ratios, attractive net interest margins, lower operating costs, and better overall returns for the shareholders of the combined company.  The Company also believes it now has a banking platform that is well positioned for future growth, both organically and through acquisitions.  The operating results for MISN are included in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2015, and from March 1, 2014 through June 30, 2014.  As of December 31, 2014, adjustments to the fair value of assets acquired and liabilities assumed in the MISN Transaction were complete.

The following table presents unaudited pro forma financial information for the three and six months ended June 30, 2014, as if the MISN Transaction were reflected in the Company’s operating results beginning on January 1, 2013. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Three Months Ended	Six Months Ended

	June 30, 2014	June 30, 2014
	(dollars in thousands, except per share data)

Net interest income	$15,002	$30,380
Provision for loan and lease losses	-	-
Non-interest income	2,476	4,840
Non-interest expense	12,986	33,459
Income before income taxes	4,492	1,761
Income tax expense	1,645	632
Net income	$2,847	$1,129
Earnings Per Common Share
Basic	$0.09	$0.03
Diluted	$0.09	$0.03

Heritage Oaks Bancorp | - 11 -

Note 3.  Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the assets the Company measures at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	June 30, 2015	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Obligations of U.S. government agencies	$47,421	$-	$47,421	$-
Mortgage backed securities:
U.S government sponsored entities and agencies	206,311	-	206,311	-
Non-agency	12,983	-	12,983	-
State and municipal securities	96,562	-	96,562	-
Asset backed securities	16,547	-	16,547	-
Total assets measured on a recurring basis	$379,824	$-	$379,824	$-

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	December 31, 2014	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)

Assets
Obligations of U.S. government agencies	$19,664	$-	$19,664	$-
Mortgage backed securities:
U.S government sponsored entities and agencies	215,398	-	215,398	-
Non-agency	11,901	-	11,901	-
State and municipal securities	82,592	-	82,592	-
Asset backed securities	26,025	-	26,025	-
Total assets measured on a recurring basis	$355,580	$-	$355,580	$-

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

Heritage Oaks Bancorp | - 12 -

Note 3.  Fair Value of Assets and Liabilities - continued

The following tables provide a summary of assets the Company measures at fair value on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	June 30, 2015	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
	(dollars in thousands)
Assets
Impaired loans:
Land	$3,261	$-	$-	$3,261	$(125)
Total assets measured on a non-recurring basis	$3,261	$-	$-	$3,261	$(125)

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	December 31, 2014	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
	(dollars in thousands)
Assets
Impaired loans:
Commercial real estate	$1,325	$-	$-	$1,325	$1,026
Land	3,261	-	-	3,261	(946)
Total assets measured on a non-recurring basis	$4,586	$-	$-	$4,586	$80

There were no transfers into or out of Level 1 or Level 2 assets reported at fair value on either a recurring or non-recurring basis during the three or six months ended June 30, 2015.

Heritage Oaks Bancorp | - 13 -

Note 3.  Fair Value of Assets and Liabilities - continued

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments:

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	June 30, 2015	Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$129,013	$129,013	$-	$-	$129,013
Investment securities available for sale	379,824	-	379,824	-	379,824
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net of deferred fees and costs	1,189,996	-	-	1,209,135	1,209,135
Loans held for sale	8,736	-	8,736	-	8,736
Accrued interest receivable	5,928	-	2,309	3,619	5,928
Liabilities
Non-interest bearing deposits	516,431	516,431	-	-	516,431
Interest bearing deposits	995,208	-	997,927	-	997,927
Federal Home Loan Bank advances	93,550	-	93,778	-	93,778
Junior subordinated debentures	13,338	-	-	10,236	10,236
Accrued interest payable	470	-	470	-	470

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	December 31, 2014	Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$35,580	$35,580	$-	$-	$35,580
Investment securities available for sale	355,580	-	355,580	-	355,580
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net of deferred fees and costs	1,192,038	-	-	1,196,997	1,196,997
Loans held for sale	2,586	-	2,586	-	2,586
Accrued interest receivable	5,659	-	2,038	3,621	5,659
Liabilities
Non interest-bearing deposits	461,479	461,479	-	-	461,479
Interest-bearing deposits	933,325	-	936,151	-	936,151
Federal Home Loan Bank advances	95,558	-	96,679	-	96,679
Junior subordinated debentures	13,233	-	-	9,297	9,297
Accrued interest payable	401	-	401	-	401

Information on off-balance-sheet instruments follows:

	June 30, 2015		December 31, 2014
	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
(dollars in thousands)
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$258,122	$2,581	$253,275	$2,533

Heritage Oaks Bancorp | - 14 -

Note 4.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
	(dollars in thousands)
Obligations of U.S. government agencies	$47,340	$269	$(188)	$47,421
Mortgage backed securities
U.S. government sponsored entities and agencies	206,571	1,229	(1,489)	206,311
Non-agency	13,030	-	(47)	12,983
State and municipal securities	95,778	1,712	(928)	96,562
Asset backed securities	16,744	-	(197)	16,547
Total available for sale securities	$379,463	$3,210	$(2,849)	$379,824

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
	(dollars in thousands)
Obligations of U.S. government agencies	$19,562	$191	$(89)	$19,664
Mortgage backed securities
U.S. government sponsored entities and agencies	216,492	1,092	(2,186)	215,398
Non-agency	11,891	21	(11)	11,901
State and municipal securities	79,810	2,843	(61)	82,592
Asset backed securities	26,216	-	(191)	26,025
Total available for sale securities	$353,971	$4,147	$(2,538)	$355,580

The following table provides a summary of investment securities in an unrealized loss position:

	June 30, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$28,200	$(188)	$-	$-	$28,200	$(188)
Mortgage backed securities
U.S. government sponsored entities and agencies	64,634	(654)	37,887	(835)	102,521	(1,489)
Non-agency	12,812	(47)	-	-	12,812	(47)
State and municipal securities	49,771	(918)	966	(10)	50,737	(928)
Asset backed securities	-	-	16,547	(197)	16,547	(197)
Total	$155,417	$(1,807)	$55,400	$(1,042)	$210,817	$(2,849)

	December 31, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$2,795	$(17)	$2,607	$(72)	$5,402	$(89)
Mortgage backed securities
U.S. government sponsored entities and agencies	50,583	(670)	58,753	(1,516)	109,336	(2,186)
Non-agency	3,000	(7)	507	(4)	3,507	(11)
State and municipal securities	5,899	(47)	2,245	(14)	8,144	(61)
Asset backed securities	-	-	17,153	(191)	17,153	(191)
Total	$62,277	$(741)	$81,265	$(1,797)	$143,542	$(2,538)

Heritage Oaks Bancorp | - 15 -

Note 4.  Investment Securities - continued

A total of 109 securities were in an unrealized loss position as of June 30, 2015, and 57 as of December 31, 2014.  As of June 30, 2015, the Company believes that unrealized losses in its investment securities portfolio are not attributable to credit quality, but rather fluctuations in market prices for these investments.  In the case of the agency mortgage related securities, they have contractual cash flows guaranteed by agencies of the U.S. Government.  While the Company’s investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration dependent on the instrument’s priority in the overall cash flow structure and the characteristics of the loans underlying the investment security. Management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery in value.  As of June 30, 2015, the Company does not believe unrealized losses related to any of its securities are other than temporary.

Sales of Available for Sale Securities

The proceeds from the sale of securities and the associated gains and losses are listed below:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Proceeds	$-	$62,826	$46,528	$78,389
Gross gains	-	279	679	357
Gross losses	-	(178)	(174)	(258)

Income tax expense on net realized gains from the sale of investment securities for the three months ended June 30, 2014 was $42 thousand.  The Company made no sales of investment securities during the three months ended June 30, 2015.  Income tax expense related to net realized gains on the sale of securities was $212 thousand and $41 thousand for the six months ended June 30, 2015 and 2014, respectively.

Maturities of Available for Sale Securities

The amortized cost and fair value maturities of available for sale investment securities at June 30, 2015 are shown below. The table reflects the expected lives of mortgage backed securities, based on the Company’s historical prepayment experience, because borrowers who are party to loans underlying these securities may have the right to prepay obligations without prepayment penalties.  Therefore actual maturities may differ from contractual maturities. Contractual maturities are reflected for all other security types.

	June 30, 2015		December 31, 2014
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
		(dollars in thousands)
Due one year or less	$37,535	$37,644	$38,674	$38,587
Due after one year through five years	125,489	125,692	113,081	112,926
Due after five years through ten years	154,744	155,216	137,909	140,115
Due after ten years	61,695	61,272	64,307	63,952
Total	$379,463	$379,824	$353,971	$355,580

Securities having an amortized cost and a fair value of $135.2 million and $136.2 million, respectively, at June 30, 2015, and $67.3 million and $72.5 million, respectively, at December 31, 2014 were pledged to secure public deposits.  As of June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

Heritage Oaks Bancorp | - 16 -

Note 4.  Investment Securities - continued

The following table summarizes earnings on both taxable and tax-exempt investment securities:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Taxable earnings on investment securities
Obligations of U.S. government agencies	$191	$66	$326	$114
Mortgage backed securities	738	1,194	1,591	2,219
State and municipal securities	126	2	188	2
Corporate debt securities	-	3	-	6
Asset backed securities	32	86	80	161
Non-taxable earnings on investment securities
State and municipal securities	575	468	1,144	907
Total	$1,662	$1,819	$3,329	$3,409

Note 5.  Loans and Allowance for Loan and Lease Losses

The following table provides a summary of outstanding loan balances:

	June 30, 2015			December 31, 2014
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
	(dollars in thousands)
Real Estate Secured
Commercial	$580,072	$5,739	$585,811	$584,056	$4,416	$588,472
Residential 1 to 4 family	142,692	564	143,256	126,640	561	127,201
Farmland	104,613	-	104,613	96,708	1,665	98,373
Multi-family residential	76,903	-	76,903	78,645	-	78,645
Home equity lines of credit	32,759	-	32,759	38,252	-	38,252
Construction	20,969	-	20,969	24,493	-	24,493
Land	19,273	815	20,088	19,316	851	20,167
Total real estate secured	977,281	7,118	984,399	968,110	7,493	975,603
Commercial
Commercial and industrial	150,244	1,157	151,401	153,403	1,384	154,787
Agriculture	47,168	1,433	48,601	53,678	1,423	55,101
Other	1	-	1	14	-	14
Total commercial	197,413	2,590	200,003	207,095	2,807	209,902
Installment	6,499	-	6,499	7,723	-	7,723
Overdrafts	252	-	252	255	-	255
Total gross loans held for investment	1,181,445	9,708	1,191,153	1,183,183	10,300	1,193,483
Net deferred loan fees	(1,157)	-	(1,157)	(1,445)	-	(1,445)
Allowance for loan and lease losses	(16,891)	(91)	(16,982)	(16,802)	-	(16,802)
Total net loans held for investment	$1,163,397	$9,617	$1,173,014	$1,164,936	$10,300	$1,175,236

Loans held for sale	$8,736	$-	$8,736	$2,586	$-	$2,586

At June 30, 2015, and December 31, 2014, the loan portfolio includes loans purchased with evidence of deterioration in credit quality since their origination, referred to as “PCI loans,” and are specifically accounted for under ASC 310-30, as more fully discussed in Note 1. Summary of Significant Accounting Policies of the consolidated financial statements in the Company’s 2014 annual report filed on Form 10-K.  These loans were acquired as part of the MISN Transaction.  All other loans, referred to as “non-PCI loans,” consist of originated loans, as well as acquired and purchased loans which have not exhibited evidence of deteriorated credit quality since their origination.  Non-PCI loans are not accounted for within the scope of ASC 310-30.

Heritage Oaks Bancorp | - 17 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

Gross loans include $202.2 million and $239.7 million of loans acquired in the MISN Transaction at June 30, 2015 and December 31, 2014, respectively.  These loans were recorded at fair value on the date of acquisition.  Of the loans acquired in the MISN transaction, $9.7 million and $10.3 million at June 30, 2015 and December 31, 2014, respectively, are considered PCI loans.  Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty to sixty days.

Under a blanket lien to the Federal Home Loan Bank (“FHLB”), the Bank has pledged $593.2 million in loans to secure a credit facility totaling $394.8 million, of which $93.5 million is outstanding as of June 30, 2015.  Of this credit facility, $11.5 million is available as a line of credit, while the remainder is available for potential future borrowings.  The Bank also has a collateralized borrowing line with the Federal Reserve Bank secured by $7.0 million of loans as of June 30, 2015.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate totaling $993.1 million and $978.2 million at June 30, 2015 and December 31, 2014, respectively.  These loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara and Ventura.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that deterioration in the California real estate market, or the impact of the current California drought on our real estate collateralized loans, would not expose the Company to significantly greater credit risk.

Loans Serviced for Others

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $43.4 million at June 30, 2015 and $44.8 million at December 31, 2014.

From time to time, the Company also originates SBA loans for sale and retains the servicing of the guaranteed portion of the loan sold.  At June 30, 2015 and December 31, 2014, the unpaid principal balance of SBA loans serviced for others totaled $10.2 million and $13.0 million, respectively.  No gains were recorded on the sale of SBA loans during the three or six months ended June 30, 2015 and 2014.

Heritage Oaks Bancorp | - 18 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

Impaired Loans

The following tables provide a summary of the Company’s recorded investment in non-PCI and PCI impaired loans as of June 30, 2015, and presents average balances and interest income recognized for non-PCI and PCI impaired loans for the three and six months ended June 30, 2015.

				For the Three Months Ended		For the Six Months Ended
	June 30, 2015			June 30, 2015		June 30, 2015
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$4,281	$5,735	$-	$4,263	$38	$4,211	$75
Land	1,417	2,127	-	1,496	24	1,570	47
Residential 1 to 4 family	707	849	-	680	1	540	1
Farmland	272	272	-	725	3	578	19
Home equity lines of credit	86	86	-	66	-	130	-
Commercial
Commercial and industrial	3,379	3,722	-	3,993	12	3,680	34
Agriculture	655	695	-	657	1	678	1
Installment	157	221	-	160	1	144	3
Total	10,954	13,707	-	12,040	80	11,531	180

With Related Allowance
Real Estate Secured
Land	4,600	8,346	1,339	4,637	-	4,666	-
Commercial	468	679	100	476	-	483	-
Commercial
Commercial and industrial	1,158	1,161	118	980	16	967	29
Total	6,226	10,186	1,557	6,093	16	6,116	29
Total Non-PCI impaired loans	$17,180	$23,893	$1,557	$18,133	$96	$17,647	$209

				For the Three Months Ended		For the Six Months Ended
	June 30, 2015			June 30, 2015		June 30, 2015
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$4,932	$6,412	$-	$4,951	$125	$5,073	$665
Land	553	674	-	555	20	556	38
Residential 1 to 4 family	449	683	-	449	13	450	24
Commercial
Agriculture	1,433	1,492	-	1,435	29	1,433	58
Commercial and industrial	501	874	-	552	30	602	60
Total	7,868	10,135	-	7,942	217	8,114	845

With Related Allowance
Real Estate Secured
Commercial	807	858	43	806	19	800	49
Land	262	266	8	274	5	280	10
Residential 1 to 4 family	115	197	2	115	3	114	6
Commercial
Commercial and industrial	656	723	38	661	11	671	22
Total	1,840	2,044	91	1,856	38	1,865	87
Total PCI loans	$9,708	$12,179	$91	$9,798	$255	$9,979	$932

Heritage Oaks Bancorp | - 19 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

The following table provides a summary of the Company’s recorded investment in non-PCI and PCI impaired loans as of December 31, 2014, and presents average balances and interest income recognized for non-PCI and PCI impaired loans for the three and six months ended June 30, 2014.

				For the Three Months Ended		For the Six Months Ended
	December 31, 2014			June 30, 2014		June 30, 2014
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$4,000	$6,255	$-	$1,631	$6	$1,711	$12
Land	1,470	2,355	-	1,245	15	1,237	30
Farmland	283	282	-	147	4	147	9
Residential 1 to 4 family	260	383	-	413	2	587	10
Home equity lines of credit	258	340	-	50	-	50	-
Commercial
Commercial and industrial	2,875	3,967	-	3,592	34	3,543	63
Agriculture	720	760	-	876	-	757	-
Installment	112	201	-	92	1	104	2
Total	9,978	14,543	-	8,046	62	8,136	126

With Related Allowance
Real Estate Secured
Land	4,876	8,499	1,472	6,553	21	6,627	42
Commercial	498	688	148	-	-	-	-
Commercial
Commercial and industrial	1,043	1,054	151	1,794	28	1,873	46
Total	6,417	10,241	1,771	8,347	49	8,500	88
Total Non-PCI impaired loans	$16,395	$24,784	$1,771	$16,393	$111	$16,636	$214

				For the Three Months Ended		For the Six Months Ended
	December 31, 2014			June 30, 2014		June 30, 2014
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$4,432	$6,109	$-	$5,249	$127	$5,288	$196
Farmland	1,673	2,027	-	1,718	44	1,725	45
Land	853	993	-	979	26	983	26
Residential 1 to 4 family	564	886	-	595	15	596	16
Home equity lines of credit	-	-	-	81	2	81	2
Commercial
Agriculture	1,431	1,492	-	1,224	28	1,227	28
Commercial and industrial	1,388	1,883	-	2,532	32	2,586	78
Total PCI loans	$10,341	$13,390	$-	$12,378	$274	$12,486	$391

The Company did not record income from the receipt of cash payments related to non-accruing loans during the three and six months ended June 30, 2015 and 2014. Interest income recognized on impaired loans in the tables above represents interest on accruing troubled debt restructurings, and accretion on PCI loans. Valuation allowances for impaired loans have been determined on a loan-by-loan basis.

At June 30, 2015, there were no residential 1 to 4 family loans in process of foreclosure, or residential 1 to 4 family properties included in foreclosed assets.

Heritage Oaks Bancorp | - 20 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

Troubled Debt Restructurings (“TDR”)

The following table provides a summary of loans that were classified as TDRs as of the dates indicated below:

	June 30, 2015			December 31, 2014
	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
	(dollars in thousands)

Non-PCI Loans

Real Estate Secured

Land	$1,263	$4,751	$6,014	$1,109	$5,149	$6,258

Commercial	2,651	224	2,875	2,449	78	2,527

Residential 1 to 4 family	-	707	707	130	130	260

Farmland	272	-	272	283	-	283

Commercial

Commercial and industrial	1,628	2,806	4,434	2,177	1,593	3,770

Agriculture	29	-	29	34	-	34

Installment	118	-	118	69	-	69

Total non-PCI loans	5,961	8,488	14,449	6,251	6,950	13,201

PCI Loans

Real Estate Secured

Commercial	584	60	644	223	-	223

Land	50	-	50	-	-	-

Commercial

Commercial and industrial	35	87	122	37	107	144

Total PCI loans	669	147	816	260	107	367

Total TDRs	$6,630	$8,635	$15,265	$6,511	$7,057	$13,568

The majority of the Bank’s TDRs resulted from granting concessions with respect to interest rates, payment structure and/or maturity.  Modifications for the three and six months ended June 30, 2015, and 2014 relate to extensions of the maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk.  The maturity date extensions granted were for periods ranging from 6 months to 10 years.  As of June 30, 2015, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.  The financial effects of modifications for the three and six months ended June 30, 2015, and 2014 were not material.

Heritage Oaks Bancorp | - 21 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

The following tables summarize loan modifications which resulted in TDRs during the periods presented below:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of TDRs	Investment	Investment	of TDRs	Investment	Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Residential 1 to 4 family	1	$90	$90	3	$624	$624
Commercial	1	106	106	4	670	670
Farmland	1	498	498	1	498	498
Land	1	97	97	1	97	97
Commercial
Commercial and industrial	5	1,926	1,926	9	2,113	2,113
Agriculture	-	-	-	1	898	898
Installment	-	-	-	1	57	57
PCI Loans
Real Estate Secured
Commercial	4	645	645	4	645	645
Land	1	50	50	1	50	50
Total	14	$3,412	$3,412	25	$5,652	$5,652

	For the Three Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of TDRs	Investment	Investment	of TDRs	Investment	Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	-	$-	$-	1	$166	$166
Land	1	116	116	2	276	276
Commercial
Commercial and industrial	6	307	307	10	1,227	1,227
Agriculture	-	-	-	1	662	662
Installment	-	-	-	1	73	73
PCI Loans
Real Estate Secured
Commercial	1	617	617	1	617	617
Commercial
Commercial and industrial	2	172	172	2	172	172
Total	10	$1,212	$1,212	18	$3,193	$3,193

Heritage Oaks Bancorp | - 22 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

The following tables summarizes loans that were modified as troubled debt restructurings within the twelve months prior to the balance sheet date, and for which there was a payment default during the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2015

	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-PCI Loans	(dollars in thousands)
Commercial
Commercial and industrial	-	$-	1	$18
Total	-	$-	1	$18

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2014

	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-PCI Loans	(dollars in thousands)
Commercial
Commercial and industrial	1	$30	1	$30
Total	1	$30	1	$30

Heritage Oaks Bancorp | - 23 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

Credit Quality

The following tables stratify loans held for investment by the Company’s internal risk grading system:

	June 30, 2015
	Credit Risk Grades
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	$551,052	$6,655	$22,365	$-	$580,072
Residential 1 to 4 family	141,538	-	1,154	-	142,692
Farmland	103,073	-	1,540	-	104,613
Multi-family residential	67,765	8,666	472	-	76,903
Home equity lines of credit	32,168	303	288	-	32,759
Construction	20,969	-	-	-	20,969
Land	13,220	6	6,047	-	19,273
Commercial
Commercial and industrial	136,895	5,067	8,282	-	150,244
Agriculture	46,148	99	921	-	47,168
Other	-	1	-	-	1
Installment	6,404	-	95	-	6,499
Overdrafts	252	-	-	-	252
Total non-PCI loans	1,119,484	20,797	41,164	-	1,181,445
PCI Loans
Real Estate Secured
Commercial	-	829	4,910	-	5,739
Land	262	50	503	-	815
Residential 1 to 4 family	-	449	115	-	564
Commercial
Agriculture	-	-	1,433	-	1,433
Commercial and industrial	35	129	993	-	1,157
Total PCI loans	297	1,457	7,954	-	9,708
Total loans held for investment	$1,119,781	$22,254	$49,118	$-	$1,191,153

Heritage Oaks Bancorp | - 24 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2014
	Credit Risk Grades
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	$560,478	$3,010	$20,568	$-	$584,056
Residential 1 to 4 family	125,733	199	708	-	126,640
Farmland	92,481	2,665	1,562	-	96,708
Multi-family residential	78,023	-	622	-	78,645
Home equity lines of credit	37,638	-	614	-	38,252
Construction	24,493	-	-	-	24,493
Land	12,929	-	6,387	-	19,316
Commercial
Commercial and industrial	138,202	2,943	12,104	154	153,403
Agriculture	52,678	280	720	-	53,678
Other	-	-	14	-	14
Installment	7,618	-	105	-	7,723
Overdrafts	255	-	-	-	255
Total non-PCI loans	1,130,528	9,097	43,404	154	1,183,183
PCI Loans
Real Estate Secured
Commercial	126	680	3,610	-	4,416
Farmland	-	-	1,665	-	1,665
Land	294	-	557	-	851
Residential 1 to 4 family	-	-	561	-	561
Commercial
Agriculture	-	-	1,423	-	1,423
Commercial and industrial	36	97	1,175	76	1,384
Total PCI loans	456	777	8,991	76	10,300
Total loans held for investment	$1,130,984	$9,874	$52,395	$230	$1,193,483

Heritage Oaks Bancorp | - 25 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

Aging of Loans Held for Investment

The following tables summarize the aging of loans held for investment as of the dates indicated below:

	June 30, 2015
		Days Past Due
				90+ and Still	Non-
	Current	30-59	60-89	Accruing	Accruing	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	$577,974	$-	$-	$-	$2,098	$580,072
Residential 1 to 4 family	141,985	-	-	-	707	142,692
Farmland	104,613	-	-	-	-	104,613
Multi-family residential	76,903	-	-	-	-	76,903
Home equity lines of credit	32,673	-	-	-	86	32,759
Construction	20,969	-	-	-	-	20,969
Land	14,519	-	-	-	4,754	19,273
Commercial
Commercial and industrial	147,035	299	-	-	2,910	150,244
Agriculture	46,542	-	-	-	626	47,168
Other	1	-	-	-	-	1
Installment	6,459	-	-	-	40	6,499
Overdrafts	252	-	-	-	-	252
Total non-PCI loans	1,169,925	299	-	-	11,221	1,181,445
PCI Loans
Real Estate Secured
Commercial	5,679	-	-	-	60	5,739
Land	815	-	-	-	-	815
Residential 1 to 4 family	564	-	-	-	-	564
Commercial
Agriculture	1,433	-	-	-	-	1,433
Commercial and industrial	860	-	-	-	297	1,157
Total PCI loans	9,351	-	-	-	357	9,708
Total loans held for investment	$1,179,276	$299	$-	$-	$11,578	$1,191,153

Heritage Oaks Bancorp | - 26 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2014
		Days Past Due
				90+ and Still	Non-
	Current	30-59	60-89	Accruing	Accruing	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	$581,971	$-	$-	$-	$2,085	$584,056
Residential 1 to 4 family	126,516	-	-	-	124	126,640
Farmland	96,708	-	-	-	-	96,708
Multi-family residential	78,645	-	-	-	-	78,645
Home equity lines of credit	37,994	-	-	-	258	38,252
Construction	24,493	-	-	-	-	24,493
Land	14,079	-	-	-	5,237	19,316
Commercial
Commercial and industrial	151,656	-	21	-	1,726	153,403
Agriculture	52,992	-	-	-	686	53,678
Other	14	-	-	-	-	14
Installment	7,621	56	3	-	43	7,723
Overdrafts	255	-	-	-	-	255
Total non-PCI loans	1,172,944	56	24	-	10,159	1,183,183
PCI Loans
Real Estate Secured
Commercial	4,416	-	-	-	-	4,416
Farmland	1,665	-	-	-	-	1,665
Land	851	-	-	-	-	851
Residential 1 to 4 family	561	-	-	-	-	561
Commercial
Agriculture	1,423	-	-	-	-	1,423
Commercial and industrial	1,008	-	-	-	376	1,384
Total PCI loans	9,924	-	-	-	376	10,300
Total loans held for investment	$1,182,868	$56	$24	$-	$10,535	$1,193,483

Purchased Credit Impaired Loans

As part of the MISN Transaction, disclosed in Note 2. Business Combination, the Company acquired certain loans which have exhibited evidence of credit deterioration since their origination.  The carrying amount and unpaid principal balance of these loans are as follows:

	June 30, 2015		December 31, 2014
	Unpaid Principal Balance	Carrying Amount	Unpaid Principal Balance	Carrying Amount
	(dollars in thousands)
Real Estate Secured
Commercial	$7,270	$5,739	$6,109	$4,416
Land	940	815	993	851
Residential 1 to 4 family	880	564	886	561
Farmland	-	-	2,027	1,665
Total real estate secured	9,090	7,118	10,015	7,493
Commercial
Commercial and industrial	1,597	1,157	1,883	1,384
Agriculture	1,492	1,433	1,492	1,423
Total commercial	3,089	2,590	3,375	2,807
Total PCI loans	$12,179	$9,708	$13,390	$10,300

Heritage Oaks Bancorp | - 27 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

The following table summarizes the accretable yield, or income expected to be collected for PCI loans:

For the Six Months Ended
June 30, 2015
(dollars in thousands)
Balance, December 31, 2014	$4,374
Accretion of income	(932)
Reclassifications from nonaccretable difference (1)	1,022
Balance, June 30, 2015	$4,464

(1)	Reclassification from nonaccretable difference is attributable to positive changes in expected future cash flows on certain PCI loans.

Allowance for Loan and Lease Losses

The following table summarizes the activity in the allowance for loan and lease losses by portfolio segment for the periods presented below:

	For the Three Months Ended June 30, 2015
	Balance March 31, 2015	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance June 30, 2015
	(dollars in thousands)
Other real estate secured	$9,770	$(16)	$74	$190	$10,018
Commercial	4,495	(143)	142	499	4,993
Land	1,648	-	12	(103)	1,557
Installment	163	(5)	5	(18)	145
All other loans	27	-	-	(1)	26
Unallocated	810			(567)	243
Total	$16,913	$(164)	$233	$-	$16,982

	For the Six Months Ended June 30, 2015
	Balance December 31, 2014	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance June 30, 2015
	(dollars in thousands)
Other real estate secured	$9,474	$(55)	$77	$522	$10,018
Commercial	5,125	(143)	309	(298)	4,993
Land	1,655	(34)	23	(87)	1,557
Installment	172	(5)	8	(30)	145
All other loans	30	-	-	(4)	26
Unallocated	346			(103)	243
Total	$16,802	$(237)	$417	$-	$16,982

Heritage Oaks Bancorp  | - 28 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

	For the Three Months Ended June 30, 2014
	Balance March 31, 2014	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance June 30, 2014
	(dollars in thousands)
Other real estate secured	$9,397	$(1,016)	$39	$437	$8,857
Commercial	4,898	(650)	279	(91)	4,436
Land	3,155	-	15	(226)	2,944
Installment	87	(4)	4	(14)	73
All other loans	26	-	-	1	27
Unallocated	405			(107)	298
Total	$17,968	$(1,670)	$337	$-	$16,635

	For the Six Months Ended June 30, 2014
	Balance December 31, 2013	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance June 30, 2014
	(dollars in thousands)
Other real estate secured	$9,283	$(1,108)	$55	$627	$8,857
Commercial	4,781	(650)	454	(149)	4,436
Land	3,402	-	22	(480)	2,944
Installment	99	(6)	9	(29)	73
All other loans	32	-	-	(5)	27
Unallocated	262			36	298
Total	$17,859	$(1,764)	$540	$-	$16,635

The following tables disaggregate the allowance for loan and lease losses and the recorded investment in loans by impairment methodology as of the dates presented below:

	June 30, 2015
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$100	$9,873	$45	$5,814	$952,194	$6,303
Commercial	118	4,837	38	5,192	192,221	2,590
Land	1,339	210	8	6,017	13,256	815
Installment	-	145	-	157	6,342	-
All other loans	-	26	-	-	252	-
Unallocated	-	243	-
Total	$1,557	$15,334	$91	$17,180	$1,164,265	$9,708

	December 31, 2014
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$148	$9,326	$-	$5,299	$943,468	$6,669
Commercial	151	4,974	-	4,633	202,450	2,819
Land	1,472	183	-	6,346	12,968	853
Installment	-	172	-	112	7,611	-
All other loans	-	30	-	-	255	-
Unallocated	-	346	-
Total	$1,771	$15,031	$-	$16,390	$1,166,752	$10,341

Heritage Oaks Bancorp  | - 29 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

At June 30, 2015, total gross loans of $1.2 billion in the table above include $202.2 million of loans acquired through the MISN Transaction.  These loans were initially recorded at fair value, and had no related ALLL on the acquisition date.  The ALLL for acquired non-PCI loans at June 30, 2015 and December 31, 2014 was $0.8 million, and $1.0 million, respectively, and is the result of determining, through the Company’s ALLL methodology, that the existing discount for acquired non-PCI loans was no longer deemed sufficient to cover probable losses incurred in particular segments of the loan portfolio, specifically commercial and industrial, other real estate secured, and installment loans. The incremental ALLL allocation for acquired non-PCI loans was not driven by deterioration in credit quality; rather due to the relatively fast accretion of purchase discounts attributable to these segments of the acquired loan portfolio.  The ALLL allocated to acquired non-PCI loans is included in the ALLL attributable to loans collectively evaluated for impairment in the tables above.  The ALLL for PCI loans was $91 thousand at June 30, 2015, and resulted from unfavorable changes in expected future cash flows on certain PCI loans.  There was no ALLL for PCI loans at December 31, 2014.

Note 6.  Income Taxes

Deferred tax assets relate to amounts that are expected to be realized through subsequent reversals of existing temporary differences over the period they are expected to reverse.  The ultimate realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are expected to reverse.  U.S. GAAP requires that companies assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence, both positive and negative, that can be objectively verified.  At June 30, 2015 and December 31, 2014 there was no valuation allowance for the Company’s deferred tax assets.  The Company’s deferred tax assets totaled $23.2 million at June 30, 2015, and $24.9 million at December 31, 2014.

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 are open to audit by federal and state taxing authorities.  The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of June 30, 2015 and December 31, 2014.

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

Note 7.  Goodwill and Other Intangible Assets

At June 30, 2015 and December 31, 2014 the balance of goodwill was $24.9 million.  Other intangible assets consist of core deposit intangibles (“CDI”), which are attributable to the acquisition of core deposit balances, including those acquired in the MISN Transaction.  CDI assets are subject to amortization.  At June 30, 2015 and December 31, 2014 the balance of CDI was $4.8 million, and $5.3 million, respectively.  Amortization of CDI for the six months ended June 30, 2015 and 2014 was approximately $0.5 million during both periods.

Heritage Oaks Bancorp | - 30 -

Note 7.  Goodwill and Other Intangible Assets - continued

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of CDI as of June 30, 2015, and provides an estimate for future amortization for 2015 and the next five years:

	June 30, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(dollars in thousands)
Core deposit intangibles	$9,261	$(4,438)	$4,823

	June 30, 2015
	Beginning Balance	Estimated Remaining Amortization	Projected Ending Balance
	(dollars in thousands)
Period
Year 2015	$4,823	$(525)	$4,298
Year 2016	4,298	(944)	3,354
Year 2017	3,354	(588)	2,766
Year 2018	2,766	(549)	2,217
Year 2019	2,217	(522)	1,695
Year 2020	1,695	(441)	1,254

Note 8.  Share-Based Compensation Plans

As of June 30, 2015, the Company had one active share-based employee compensation plan, which was approved by the Company’s shareholders in May 2015.  This plan, referred to as the “2015 Equity Incentive Plan,” authorizes the Company to grant various types of share-based compensation awards to the Company’s employees and Board of Directors such as stock options, and restricted stock awards.  Under the 2015 Equity Incentive Plan a maximum of 2,500,000 shares of the Company’s common stock may be issued.  Shares issued under this plan, other than stock options and stock appreciation rights, are counted against the plan on a two shares for every one share actually issued basis.  Awards that are cancelled, expired, forfeited, fail to vest, or otherwise result in issued shares not being delivered to the grantee, are again made available for the issuance of future share-based compensation awards.  Additionally, under this plan, no one individual may be granted shares in aggregate that exceed more 250,000 shares during any calendar year.  The Company’s Board of Directors may terminate the 2015 Equity Incentive Plan at any time, and for any reason before the plan expires on December 3, 2024.

The Company also has two non-active share-based compensation plans, which are more fully described in Note 12. Share-Based Compensation Plans, of the condensed consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”  As of June 30, 2015 no further grants can be made from either of these plans.

Heritage Oaks Bancorp | - 31 -

Note 8.  Share-Based Compensation Plans - continued

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Share-based compensation expense:
Stock options	$136	$97	$248	$261
Restricted stock	158	121	287	205
Total expense	$294	$218	$535	$466
Unrecognized compensation expense:
Stock options	$1,109	$1,043
Restricted stock	899	908
Total unrecognized expense	$2,008	$1,951

At June 30, 2015 unrecognized compensation expense related to non-vested stock options and restricted stock awards is expected to be recognized over weighted average periods of 2.7 years and 2.4 years, respectively.

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

The following table provides a summary of activity related to restricted stock granted, vested and forfeited:

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2014	204,121	$6.65
Granted	40,353	7.83
Vested	(38,940)	6.06
Forfeited	(14,194)	6.85
Balance June 30, 2015	191,340	$7.01

Included in the table above are performance-based grants of restricted stock totaling 23,408 shares as of June 30, 2015.

Heritage Oaks Bancorp | - 32 -

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

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during the periods presented:

	For the Six Months Ended
	June 30,
	2015	2014
Expected volatility	38.04%	53.22%
Expected term (years)	5.00	6.00
Dividend yield	2.58%	0.00%
Risk free rate	1.57%	1.80%
Weighted-average grant date fair value	$2.15	$3.91

The following table provides a summary of activity related to options granted, exercised, and forfeited during the six months ended June 30, 2015:

	Options Outstanding		Options
	Number	Weighted Average	Available for
	of Shares	Exercise Price	Grant (1)
Balance, December 31, 2014	742,557	$6.83	2,003,176
Granted	226,090	7.84
Forfeited	(65,973)	6.86
Exercised	(40,344)	4.72
Expired	(11,812)	13.18
Balance, June 30, 2015	850,518	$7.11	2,473,937

(1)    Shares available for grant as of December 31, 2014 were from the 2005 Equity Based Compensation Plan, which expired in March 2015.  As of June 30, 2015, no further grants can be made from that plan.  Shares available for grant as of June 30, 2015 are from the 2015 Equity Incentive Plan, which was approved by the Company’s shareholders in May 2015.

The following table provides a summary of the aggregate intrinsic value of options vested and expected to vest and exercisable as of June 30, 2015:

	June 30, 2015
			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	807,690	$7.09	7.85	$936,736
Exercisable	301,229	$6.84	6.01	$618,389

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, which is subject to change based on the fair market value of the Company’s stock.  The aggregate intrinsic value of options exercised was $139 thousand for the six months ended June 30, 2015.

Heritage Oaks Bancorp | - 33 -

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios, including those applicable following the implementation of Basel III as of January 1, 2015:

	Basel III			Pre-Basel III
	Regulatory			Regulatory
	Standard to be			Standard to be
	Well	June 30, 2015		Well	December 31, 2014		June 30, 2014
	Capitalized (1)	Company	Bank	Capitalized (1)	Company	Bank	Company	Bank
Ratio
Common Equity Tier I capital	6.50%	12.96%	12.48%	N/A	N/A	N/A	N/A	N/A
Leverage ratio	5.00%	10.22%	9.41%	5.00%	10.22%	9.83%	9.83%	9.53%
Tier I capital	8.00%	13.55%	12.48%	6.00%	13.13%	12.63%	12.85%	12.45%
Total risk-based capital	10.00%	14.80%	13.73%	10.00%	14.38%	13.88%	14.10%	13.70%

(1) Reflects minimum threshold to be considered “well capitalized” under the Prompt Corrective Action framework, specific to depository institutions.

Heritage Oaks Bancorp | - 34 -

Note 9.  Shareholders’ Equity - continued

Preferred Stock

Under its Amended Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

On June 4, 2015, the holder of the Company’s Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”) completed the exchange of its remaining 348,697 shares of Series C Preferred Stock for shares of the Company’s common stock on a one-for-one exchange ratio basis.  As of June 30, 2015, there were no shares of the Company’s Series C Preferred Stock issued and outstanding.

The fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  As a result, the Series C Preferred Stock was issued with a beneficial conversion feature associated with it.  In connection with the exchange of all remaining outstanding shares of the Series C Preferred Stock on June 4, 2015, the Company recorded the remaining beneficial conversion feature of $70 thousand during the three months ended June 30, 2015 through a charge to retained earnings.

Cash Dividends

On March 2, 2015, the Company paid a cash dividend of $0.05 per share to holders of the Company’s common stock and Series C Preferred Stock as of February 16, 2015.

On June 1, 2015, the Company paid a cash dividend of $0.06 per share to holders of the Company’s common stock and Series C Preferred Stock as of May 15, 2015.

As discussed in Note 13. Subsequent Events, of these condensed consolidated financial statements, on July 22, 2015, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on August 31, 2015, to shareholders of the Company’s common stock as of August 17, 2015.

No dividends were paid during the three or six months ended June 30, 2014.

Stock Repurchase Program

In June 2015, the Company announced it had amended its previously announced agreement for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18.  Repurchase program activity pursuant to the amended plan commenced on July 1, 2015 and will continue in effect until January 31, 2016 or expire earlier upon completion of the repurchase of $5.0 million of the Company’s common stock, as well as under certain other circumstances set forth in the repurchase plan agreement. The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares repurchased as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

As of June 30, 2015, the Company had repurchased 55,428 shares of its common stock under this plan at an average price of $7.47 per share.

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

Heritage Oaks Bancorp | - 35 -

Note 10.  Earnings Per Share - continued

The following tables set forth number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Three Months Ended June 30,
	2015		2014
	Net		Net
	Income	Shares	Income	Shares
	(dollars in thousands, except per share data)

Net income	$3,800		$2,949
Accretion on preferred stock	70		-
Net income available to common shareholders	$3,730		$2,949

Weighted average shares outstanding		34,105,192		33,967,670
Basic earnings per common share	$0.11		$0.09

Dilutive effect of share-based compensation awards		144,399		174,694
Weighted average diluted shares outstanding		34,249,591		34,142,364
Diluted earnings per common share	$0.11		$0.09

	For the Six Months Ended June 30,
	2015		2014
	Net		Net
	Income	Shares	Income	Shares
	(dollars in thousands, except per share data)

Net income	$7,869		$1,186
Accretion on preferred stock	70		-
Net income available to common shareholders	$7,799		$1,186

Weighted average shares outstanding		34,086,786		31,487,059
Basic earnings per common share	$0.23		$0.04

Dilutive effect of share-based compensation awards		150,109		219,118
Weighted average diluted shares outstanding		34,236,895		31,706,177
Diluted earnings per common share	$0.23		$0.04

For the three and six months ended June 30, 2015 and 2014, common stock equivalents totaling approximately 99,000 shares and 116,000 shares and 408,000 shares and 293,000 shares respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

Note 11.  Commitments and Contingencies

In the normal course of business, various claims and lawsuits are brought by and against the Company. At June 30, 2015, the Company does not believe the disposition of all pending or threatened proceedings will have a material effect on the Company’s condensed consolidated financial statements.

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

Heritage Oaks Bancorp | - 36 -

Note 11.  Commitments and Contingencies - continued

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

As of June 30, 2015, and December 31, 2014, the Company had the following outstanding financial commitments:

	June 30,	December 31,
	2015	2014
	(dollars in thousands)

Commitments to extend credit	$244,300	$237,733
Standby letters of credit	13,822	15,542
Total commitments and standby letters of credit	$258,122	$253,275

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest.  At June 30, 2015 and December 31, 2014, the Company had $28.0 million and $35.7 million in fixed rate commitments, and $230.1 million and $217.5 million in variable rate commitments.

Note 12. Regulatory Matters

BSA Consent Order

On November 5, 2014, the Bank entered into a Stipulation to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“DBO”), consenting to the issuance of a consent order (“the BSA Consent Order”)  relating to identified deficiencies in the Bank’s centralized Bank Secrecy Act and anti-money laundering compliance program, which is designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the “BSA/AML Requirements”). Per the BSA Consent Order, the Bank must review, update and implement an enhanced Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) risk assessment process based on the 2010 Federal Financial Institutions Examination Council BSA/AML Examination Manual. Some of the areas highlighted in the BSA Consent Order include the requirements to: i) enhance customer due-diligence procedures; ii) improve the enhanced due diligence analysis for high-risk customers; iii) ensure the proper identification and reporting of suspicious activity; iv) address and correct the noted violations of law; v) ensure that there is sufficient and qualified staff; and vi) ensure that all staff are properly trained to carry out the BSA/AML programs. Certain activities, including expansionary activities, that otherwise require regulatory approval will likely be impeded while the BSA Consent Order remains outstanding.

The Company continues to make progress in addressing the issues identified in the BSA Consent Order that was entered into with its regulators in November of 2014.  However, the Company still has additional work to do in order to fully remediate the issues identified in the BSA Consent Order.  Compliance and resolution of the BSA Consent Order will ultimately be determined by the FDIC and DBO.

Note 13. Subsequent Events

Dividend Declaration

On July 22, 2015, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on August 31, 2015, to shareholders of the Company’s common stock as of August 17, 2015.

Heritage Oaks Bancorp | - 37 -

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed herein include the following: renewed softness in the economy, and the response of federal and state governments and our banking regulators thereto; the effect of the current low interest rate environment or changes in interest rates on our net interest margin; changes in the Company’s business strategy or development plans; our ability to  attract and retain qualified employees; the threat and impact of cyber-attacks on our and our third party vendors information technology infrastructure; environmental conditions, including the prolonged drought in California, natural disasters such as earthquakes, landslides and wildfires, that may disrupt business, impede operations, or negatively impact the ability of certain borrowers to repay their loans and/or values of collateral securing loans; the possibility of an unfavorable ruling in a legal matter in which the Company is involved, and the potential impact that it may have on earnings, reputation, or the Company’s operations; and the possibility that any expansionary activities will be impeded while the FDIC’s and CA DBO’s joint BSA Consent Order remains outstanding, and that we will be unable to comply with the requirements set forth in the BSA Consent Order, which could result in restrictions on our operations.

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

Heritage Oaks Bancorp | - 38 -

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

Heritage Oaks Bancorp is a California corporation organized in 1994 to act as a holding company for Heritage Oaks Bank, which was founded in 1983, and serves San Luis Obispo, Santa Barbara and Ventura counties.  As of June 30, 2015, the Bank operated two branch offices each in Paso Robles, and San Luis Obispo; single branch offices in Atascadero, Templeton, Cambria, Morro Bay, Arroyo Grande, Santa Maria, Goleta and Santa Barbara; as well as a single loan production office in Ventura/Oxnard.

The principal business of the Bank consists of attracting deposits and investing these funds primarily in commercial real estate and commercial business loans, loans secured by first mortgages on one-to-four family residences, operating and real estate procurement loans for agricultural businesses, multi-family residential property loans and a variety of consumer loans.  The Bank also originates one-to-four family residential mortgages for sale in the secondary market.  The Bank received approval to sell home loans directly to Fannie Mae in 2014.  The Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificates of deposit and checking accounts.  The Bank solicits deposits primarily in its market area, and accepts brokered deposits.

Other than holding the shares of the Bank, the Bancorp conducts no significant activities.  As a bank holding company, the Bancorp generally is prohibited from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or regulation or order of the Federal Reserve Board, have been identified as activities closely related to the business of banking or managing or controlling banks.  In October 2006, the Bancorp formed Heritage Oaks Capital Trust II.  This trust is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Bancorp, the sole purpose of which is to issue trust preferred securities.  In conjunction with our acquisition of Mission Community Bank (discussed below), the Bancorp assumed two additional trusts: Mission Community Capital Trust I, and Santa Lucia Bancorp (CA) Capital Trust, both of which are statutory business trusts formed under the laws of the State of Delaware, the sole purpose of which is to issue trust preferred securities.

On February 28, 2014, the Company completed the acquisition of Mission Community Bancorp and its subsidiary Mission Community Bank (collectively “MISN”, or the “MISN Transaction”).  The total value of the transaction was $69.0 million, which was comprised of cash of $8.7 million and 7,541,326 shares of the Bancorp’s common stock valued at $60.3 million, based on the $7.99 closing price of the Bancorp’s common stock on February 28, 2014.  The operating results of MISN beginning on March 1, 2014 are included in the Company’s condensed consolidated financial statements included in this Form 10-Q for the three or six months ended June 30, 2015, and 2014, respectively.

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

Heritage Oaks Bancorp | - 39 -

•     Enhance the residential lending product mix and loan sale alternatives. With Fannie Mae approval, the Bank is able to originate and sell directly to Fannie Mae qualified loans.

•     Invest in infrastructure in order to have the ability to scale efficiently and effectively, in line with our long-term goal of creating a community banking franchise of $3.0 billion to $5.0 billion in total assets.

The comparability of the Company’s operating results for the three and six months ended June 30, 2015 and 2014 is significantly impacted by the Company’s acquisition of MISN on February 28, 2014.

Financial Highlights

The Company generated net income available to common shareholders of $3.7 million or $0.11 per diluted common share, and $7.8 million or $0.23 per diluted common share for the three and six months ended June 30, 2015, respectively as compared to net income available to common shareholders of $2.9 million or $0.09 per diluted common share and $1.2 million or $0.04 per diluted common share for the same periods ended a year earlier.

Significant factors impacting the Company’s net income during the quarter ended June 30, 2015 are discussed below:

•     Net interest income was $15.2 million, or 3.67% of average interest earning assets (“net interest margin” or “NIM”), for the second quarter of 2015 compared with net interest income of $15.2 million, and a 3.98% NIM, for the same period a year earlier.  Net interest income was $30.7 million, and our NIM was 3.79% for the year to date period through June 30, 2015, compared with $27.6 million, and a 3.98% NIM, for the same prior year period.  The decline in our NIM for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was primarily due to declining loan yields, which reduced our NIM by 33, and 20 basis points, respectively, for the second quarter and first half of 2015, as compared to the same prior year periods. Although the decline in loan yields negatively impacted our NIM, the impact of declining loan yields on net interest income was offset by a $132.8 million increase in average earning assets, attributable primarily to a $108.9 million increase in average loans, as compared to the second quarter of 2014.  The combined impact of the decline in loan yields and the increase in average earning assets resulted in almost no change in the level of net interest income for the second quarter of 2015 as compared to the second quarter of 2014.  The increase in net interest income for the six months ended June 30, 2015 as compared to the same period a year ago is primarily due to the inclusion of MISN’s earning assets for six full months in 2015 versus just four months in 2014.  This was also the primary driver of a $234.3 million year over year increase in average earning assets.

•     Non-interest expense declined by $1.6 million or 12.0%, and $6.8 million or 22.6% to $11.4 million, and $23.2 million for the three and six months ended June 30, 2015, respectively compared to $13.0 million, and $30.0 million for the three and six months ended June 30, 2014, respectively.  The decrease in non-interest expense for the second quarter of 2015 as compared to the second quarter a year ago was largely the result of a $0.9 million decrease of merger, restructure, and integration costs, a $0.6 million decrease of salaries and employee benefits costs, and a $0.4 million decrease of information technology costs.  These decreases were partially offset by a $0.7 million increase in professional services expense.  The decrease in non-interest expense for the year to date through June 30, 2015 is primarily due to an $8.0 million decrease in merger, restructure, and integration costs, partially offset by a $1.3 million increase in professional services expense.

•     No provisions for loan and lease losses were recorded for the three and six months ended June 30, 2015 and 2014.  The Company has not required a loan and lease loss provision since 2012 due to stabilization in the level of classified assets, a continual decline in historical loss percentages used to calculate the general portion of our allowance for loan and lease losses (“ALLL”), declining levels of specific reserves for impaired loans, and a significant decrease in the amount of annualized net charge-off rates over the past two years.  As of June 30, 2015, MISN legacy loans have $0.9 million or a 0.41%, ALLL allocated to them, and the remaining existing un-accreted purchase discounts on these loans represents 3.06% of the remaining balance of loans acquired through the MISN Transaction.

•     Non-interest income decreased by $0.2 million, to $2.3 million for the second quarter of 2015, and increased by $1.0 million to $5.3 million for the year to date through June 30, 2015 compared to $2.5 million and $4.2 million for the same prior year periods, respectively.  The decrease in non-interest income for the current quarter, as compared to the second quarter of 2014, is primarily a result of lower fees and service charge income.  The increase in non-interest income for the year to date period through June 30, 2015, is primarily due to increases in gain on sale of mortgage loans and other mortgage fee income, gains on the sale of investment securities, as well as increased other income.

Heritage Oaks Bancorp | - 40 -

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

Heritage Oaks Bancorp | - 41 -

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

Heritage Oaks Bancorp | - 42 -

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	At or For The Three Months Ended
	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
	(dollars in thousands, except per share data)
Consolidated Income Data
Interest income	$16,741	$16,928	$17,064	$16,895	$16,541
Interest expense	1,499	1,430	1,338	1,324	1,344
Net interest income	15,242	15,498	15,726	15,571	15,197
Provision for loan and lease losses	-	-	-	-	-
Net interest income after provision for loan and lease losses	15,242	15,498	15,726	15,571	15,197
Non-interest income	2,271	3,001	2,354	2,982	2,476
Non-interest expense	11,429	11,813	11,385	13,382	12,986
Income before income tax expense	6,084	6,686	6,695	5,171	4,687
Income tax expense	2,284	2,617	2,343	1,742	1,738
Net income	3,800	4,069	4,352	3,429	2,949
Accretion on preferred stock	70	-	168	-	-
Net income available to common shareholders	$3,730	$4,069	$4,184	$3,429	$2,949
Share Data
Earnings per common share - basic	$0.11	$0.12	$0.13	$0.10	$0.09
Earnings per common share - diluted	$0.11	$0.12	$0.13	$0.10	$0.09
Dividends declared per common share	$0.06	$0.05	$0.05	$0.03	$-
Divdend payout ratio	54.16%	42.10%	39.40%	29.95%	0.00%
Common book value per share	$5.89	$5.92	$5.81	$5.76	$5.68
Tangible common book value per share	$5.02	$5.03	$4.92	$4.85	$4.76
Actual shares outstanding at end of period	34,314,242	33,950,518	33,905,060	33,082,205	33,032,436
Weighted average shares outstanding - basic	34,105,192	34,107,168	33,301,966	33,992,465	33,967,670
Weighted average shares outstanding - diluted	34,249,591	34,266,482	33,433,813	34,146,200	34,142,364
Selected Consolidated Balance Sheet Data
Total cash and cash equivalents	$129,013	$75,478	$35,580	$50,827	$83,756
Total investments and other securities	$379,824	$364,498	$355,580	$382,437	$359,630
Total gross loans held for investment	$1,191,153	$1,207,319	$1,193,483	$1,151,576	$1,096,883
Allowance for loan and lease losses	$(16,982)	$(16,913)	$(16,802)	$(16,787)	$(16,635)
Total assets	$1,828,379	$1,776,594	$1,710,127	$1,716,224	$1,677,672
Total deposits	$1,511,639	$1,460,268	$1,394,804	$1,422,934	$1,394,183
Federal Home Loan Bank borrowings	$93,550	$93,554	$95,558	$75,562	$67,566
Junior subordinated debt	$13,338	$13,286	$13,233	$13,179	$13,125
Total shareholders’ equity	$202,082	$201,943	$197,940	$194,119	$191,205
Average assets	$1,796,615	$1,740,486	$1,712,605	$1,691,508	$1,667,486
Average earning assets	$1,664,972	$1,605,435	$1,577,563	$1,552,548	$1,532,149
Average shareholders’ equity	$202,481	$199,807	$196,238	$193,061	$189,804
Selected Financial Ratios
Return on average assets	0.85%	0.95%	1.01%	0.80%	0.71%
Return on average equity	7.53%	8.26%	8.80%	7.05%	6.23%
Return on average tangible common equity	8.71%	9.79%	10.20%	8.55%	7.61%
Net interest margin (1)	3.67%	3.92%	3.95%	3.98%	3.98%
Efficiency ratio (2)	64.04%	64.13%	61.67%	71.91%	71.97%
Non-interest expense to average assets	2.55%	2.75%	2.64%	3.14%	3.12%
Capital Ratios
Average equity to average assets	11.27%	11.48%	11.46%	11.41%	11.38%
Common Equity Tier 1 Capital ratio	12.96%	12.50%	N/A	N/A	N/A
Leverage ratio	10.22%	10.38%	10.22%	10.00%	9.83%
Tier 1 Risk-Based Capital ratio	13.55%	13.12%	13.13%	12.87%	12.85%
Total Risk-Based Capital ratio	14.80%	14.36%	14.38%	14.12%	14.10%
Selected Asset Quality Ratios
Non-performing loans to total gross loans (3)	0.97%	0.98%	0.88%	0.89%	1.04%
Non-performing assets to total assets (4)	0.65%	0.69%	0.62%	0.60%	0.69%
Allowance for loan and lease losses to total gross loans	1.43%	1.40%	1.41%	1.46%	1.52%
Net (recoveries) charge-offs to average loans	-0.02%	-0.04%	-0.01%	-0.06%	0.48%

(1)   Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)   The efficiency ratio is defined as total non-interest expense as a percentage of the combined: net interest income, non-interest income, excluding gains and losses on the sale of securities, gains and losses on the sale of other real estate owned (“OREO”), write-downs on OREO, OREO related costs, gains and losses on the sale of fixed assets, and amortization of intangible assets.

(3)   Non-performing loans are defined as loans that are past due 90 days or more, as well as loans placed on non-accrual status.

(4)   Non-performing assets are defined as all non-performing loans, and OREO assets.

Heritage Oaks Bancorp | - 43 -

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

The tables below set forth the details that make up net interest margin including, average balance sheet information, interest income and expense, average yields and rates and net interest income and margin:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2015			June 30, 2014
		Yield/	Income/		Yield/	Income/
	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
	(dollars in thousands)
Interest Earning Assets
Interest earning deposits in other banks	$71,993	0.18%	$33	$61,033	0.19%	$29
Investment securities	369,368	1.80%	1,662	356,785	2.04%	1,819
Other investments	9,839	18.79%	461	9,492	6.17%	146
Loans (1) (2)	1,213,772	4.82%	14,585	1,104,839	5.28%	14,547
Total interest earning assets	1,664,972	4.03%	16,741	1,532,149	4.33%	16,541
Allowance for loan and lease losses	(17,037)			(18,044)
Other assets	148,680			153,381
Total assets	$1,796,615			$1,667,486

Interest Bearing Liabilities
Interest bearing demand	$118,692	0.11%	$33	$107,598	0.11%	$29
Savings	95,875	0.10%	24	94,154	0.11%	25
Money market	506,651	0.28%	354	436,351	0.30%	329
Time deposits	270,283	0.75%	507	292,322	0.75%	545
Total interest bearing deposits	991,501	0.37%	918	930,425	0.40%	928
Federal Home Loan Bank borrowing	93,552	1.89%	440	76,304	1.45%	276
Junior subordinated debentures	13,305	4.25%	141	13,093	4.29%	140
Total borrowed funds	106,857	2.18%	581	89,397	1.87%	416
Total interest bearing liabilities	1,098,358	0.55%	1,499	1,019,822	0.53%	1,344
Non interest bearing demand	486,829			447,095
Total funding	1,585,187	0.38%	1,499	1,466,917	0.37%	1,344
Other liabilities	8,947			10,765
Total liabilities	1,594,134			1,477,682

Shareholders’ Equity
Total shareholders’ equity	202,481			189,804
Total liabilities and shareholders’ equity	$1,796,615			$1,667,486

Net interest margin (3)		3.67%	$15,242		3.98%	$15,197
Interest rate spread		3.48%			3.80%
Cost of deposits		0.25%			0.27%

(1)          Non-accruing loans have been included in total loans.

(2)          Interest income includes fees on loans.

(3)          Net interest margin represents net interest income as a percentage of total average interest earning assets.

(4)          Annualized using actual number days during the period presented.

Heritage Oaks Bancorp | - 44 -

	For the Six Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2014
		Yield/	Income/		Yield/	Income/
	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
	(dollars in thousands)
Interest Earning Assets
Interest earning deposits in other banks	$59,669	0.18%	$54	$50,611	0.16%	$41
Investment securities	361,290	1.86%	3,329	327,907	2.10%	3,409
Other investments	9,839	12.56%	613	8,457	6.92%	290
Loans (1) (2)	1,204,569	4.97%	29,673	1,014,102	5.25%	26,403
Total interest earning assets	1,635,367	4.15%	33,669	1,401,077	4.34%	30,143
Allowance for loan and lease losses	(16,950)			(17,998)
Other assets	150,288			133,130
Total assets	$1,768,705			$1,516,209

Interest Bearing Liabilities
Interest bearing demand	$117,317	0.11%	$64	$98,843	0.11%	$53
Savings	95,219	0.10%	47	78,015	0.10%	40
Money market	485,481	0.28%	672	399,464	0.31%	613
Time deposits	274,441	0.75%	1,024	270,044	0.77%	1,037
Total interest bearing deposits	972,458	0.37%	1,807	846,366	0.42%	1,743
Federal Home Loan Bank borrowing	96,775	1.75%	839	83,507	1.30%	537
Junior subordinated debentures	13,279	4.30%	283	11,510	3.77%	215
Total borrowed funds	110,054	2.06%	1,122	95,017	1.60%	752
Total interest bearing liabilities	1,082,512	0.55%	2,929	941,383	0.53%	2,495
Non interest bearing demand	475,704			395,843
Total funding	1,558,216	0.38%	2,929	1,337,226	0.38%	2,495
Other liabilities	9,337			9,608
Total liabilities	1,567,553			1,346,834

Shareholders’ Equity
Total shareholders’ equity	201,152			169,375
Total liabilities and shareholders’ equity	$1,768,705			$1,516,209

Net interest margin (3)		3.79%	$30,740		3.98%	$27,648
Interest rate spread		3.60%			3.81%
Cost of deposits		0.25%			0.56%

(1)     Non-accruing loans have been included in total loans.

(2)     Interest income includes fees on loans.

(3)     Net interest margin represents net interest income as a percentage of total average interest earning assets.

(4)     Annualized using actual number days during the period presented.

Heritage Oaks Bancorp | - 45 -

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

	For the Three Months Ended
	June 30, 2015
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Interest bearing deposits in other banks	$5	$(2)	$1	$4
Investment securities	64	(213)	(8)	(157)
Other investments	5	299	11	315
Loans	1,434	(1,267)	(129)	38
Net increase (decrease)	1,508	(1,183)	(125)	200
Interest Expense
Interest bearing demand	3	-	1	4
Savings	-	(2)	1	(1)
Money market	53	(22)	(6)	25
Time deposits	(41)	-	3	(38)
Federal Home Loan Bank borrowing	62	84	18	164
Long term borrowings	2	(1)	-	1
Net increase	79	59	17	155
Total net increase (decrease)	$1,429	$(1,242)	$(142)	$45

	For the Six Months Ended
	June 30, 2015
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Interest bearing deposits in other banks	$7	$5	$1	$13
Investment securities	347	(390)	(37)	(80)
Other investments	47	237	39	323
Loans	4,959	(1,408)	(281)	3,270
Net increase (decrease)	5,360	(1,556)	(278)	3,526
Interest Expense
Interest bearing demand	10	-	1	11
Savings	9	-	(2)	7
Money market	132	(59)	(14)	59
Time deposits	17	(27)	(3)	(13)
Federal Home Loan Bank borrowing	85	186	31	302
Long term borrowings	33	30	5	68
Net increase	286	130	18	434
Total net increase (decrease)	$5,074	$(1,686)	$(296)	$3,092

Our average loan yields declined by 46 basis points to 4.82%, and by 28 basis points to 4.97% for the three and six months ended June 30, 2015, compared to the same prior year periods.  The historically low interest rate environment continued to have an adverse impact on yields of new and renewing loans during the first half of 2015.  While interest rates in general have been declining for the past several years, long-term interest rates fell to new lows during the first quarter of 2015.  For example, the 10 year treasury yield was nearly 3.00% on January 1, 2014, but declined to 1.92% at March 31, 2015 and has only increased modestly over the second quarter to 2.35% as of June 30, 2015.  The result of a declining prevailing rate environment on our loan portfolio is that the loans that prepay have been at higher average yields than the yields generated from new loan originations, and renewals.  This trend continued during the first half of 2015 and is evidenced by the decline of newly originated loan yields, which averaged 4.55% for the first half of 2014, and fell to an average rate of 4.06% for the first half of 2015.  Loan prepayments also contributed to the decline of average loan yields for the first half of 2015, when compared to the same period a year earlier.  Loan prepayments were $97.7 million and yielded an average of 4.72%, for the first half of 2015, compared to $58.8 million, yielding on average 5.39% for the same prior year period.

Heritage Oaks Bancorp | - 46 -

Loan yields and our NIM have benefitted from the discount accretion from the acquired MISN loan portfolio since March 1, 2014 and this discount accretion has muted the impact of the historically low interest rate environment on our loan yields for the three and six month periods ended June 30, 2015, and the same prior year periods.  Total discount accretion from acquired loans was $0.5 million, and $0.9 million for the three months ended June 30, 2015 and 2014, respectively; and $1.6 million, and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.  We have however, experienced a decline in the amount of purchase discount accretion during the second quarter of 2015, as compared to the prior four consecutive quarters.  Purchase discount accretion from acquired loans increased our loan yields by 15 basis points for the second quarter of 2015, and by 33 basis points for the same prior year period, and by 26 basis points for the first six months of both 2015, and 2014, respectively.  The primary reason for the decline in purchase discount accretion experienced in the second quarter of 2015 was a decline in acquired MISN loan prepayment activity and related acceleration of discount accretion.  We anticipate that the amount of purchase discount accretion from loans acquired through the MISN Transaction will continue to decline in future quarters if we do not have any unscheduled loan pay-offs, and due to the decline in the amount of scheduled discount accretion attributable to the maturity of acquired MISN loans.

Forgone interest on non-accrual and restructured loans continued to negatively impact interest income for the three and six month periods ended June 30, 2015, and 2014.  Total forgone interest related to non-accrual and restructured loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status, and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.2 million, and $0.4 million, respectively during both the three and six months ended June 30, 2015 and 2014, respectively.  Total forgone interest on non-accrual and restructured loans reduced the yield on the loan portfolio by 7 basis points and 8 basis points for the three months ended June 30, 2015, and 2014, and by 8 basis points for the six months ended June 30, 2015, and 2014, respectively.

After adjusting for the impacts of purchase discount accretion and the impact of non-accrual and restructured loans, our loan yields would have been 4.78% for the three months ended June 30, 2015, and 5.03% for the same prior year period.  These adjusted quarterly yields imply that the impact of the decline in long-term interest rates on our new loan originations net of the impact of higher yields on loan prepayments was an approximate 29 basis point reduction of our quarterly loan yields on a year over year basis.

The low interest rate environment and relative flatness of interest yield curves during the last couple of years have had a compounding impact on securities’ yields as new investments are typically providing lower yields.  We have also, more recently, reallocated a portion of the securities portfolio into lower risk weighted bonds, which yield less than the higher risk weighted bonds they replaced, for a more favorable risk weighting profile under the new Basel III regulatory capital guidelines.  These factors have resulted in a 24 basis point decrease, when comparing our average securities yield of 1.80%, and 1.86%, respectively, for both the three and six months ended June 30, 2015, to average yields of 2.04% and 2.10%, respectively, reported for the same prior year periods.

For the three and six months ended June 30, 2015, and 2014, the yield on other investments was 18.79% and 12.56%, and 6.17% and 6.92%, respectively. The increase can be attributed to a special dividend of $0.3 million paid by the Federal Home Loan Bank (“FHLB”) in June 2015.  This special dividend contributed approximately 7 bps and 4 bps to the NIM for the three and six month periods ended June 30, 2015, respectively.

Our earnings are influenced by changes in interest rates.  The Company is currently in a net asset sensitive position, and a large percentage of our interest sensitive assets and liabilities re-price with changes in interest rates.  A significant portion of the variable rate component of the Company’s loan portfolio has had their interest rates set to their respective contractual interest rate floors.  To the extent that interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above contractual interest rate floors.  See Item 3. Qualitative and Quantitative Disclosures About Market Risk, included in this Quarterly Report on Form 10-Q, for further discussion of the Company’s sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impact of interest rate floors on the variable rate component of our loan portfolio.

Average interest-earning assets for the three and six months ended June 30, 2015 increased $132.8 million, or 8.7%, and by $234.3 million, or 16.7%, respectively, over the corresponding periods in 2014.  Growth in average earning assets for the second quarter of 2015, as compared to the second quarter a year ago, was primarily driven by growth in the loan portfolio, while growth in average earning assets for the first six months of 2015, as compared to the same prior year period was largely driven by growth across all earning asset types due to the loans purchased and excess liquidity generated by the deposits assumed through the MISN Transaction on March 1, 2014.

Heritage Oaks Bancorp | - 47 -

The average balance of interest-bearing liabilities was $78.5 million, or 7.7%, higher for the three months ended June 30, 2015, as compared to the corresponding period a year earlier.  Average interest-bearing liabilities increased by $141.1 million, or 15.0%, for the six months ended June 30, 2015, as compared to the same prior year period.  Growth in average interest-bearing liabilities for the second quarter of 2015 was primarily the result of successful deposit gathering activities, while growth for the year to date through June 30, 2015 was due both to the merger with MISN, and to deposit gathering activities.

The rate paid on interest bearing deposits declined by 3 and 5 basis points, respectively, to 0.37% for both the three and six months ended June 30, 2015 as compared to the same periods a year earlier.  This decline is in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.  Although such efforts have contributed to a moderate decline in time deposits (for legacy Heritage Oaks balances), the overall deposit mix and cost of our deposit portfolio has greatly improved as a result of these efforts.  We have also benefitted from the lower cost of the deposits acquired through the MISN merger in both the three and six month periods ended June 30, 2015, and 2014.  In addition to the favorable effects realized from these changes in our interest bearing deposits, our quarterly average non-interest bearing demand deposit balances have increased by $39.7 million, or 8.9% to $486.8 million, for the three months ended June 30, 2015 as compared to the same prior year period.  Non-interest bearing deposits increased at a greater rate than the 6.6% increase of our average interest bearing deposits, which also contributed to a more favorable composition of our funding base.  Non-interest bearing demand deposit balances have contributed a reduction of 17 and 16 basis points on total funding costs for the quarter ended June 30, 2015 and 2014, respectively, and, 17 and 15 basis points for the six months ended June 30, 2015, and 2014, respectively.  The total cost of funds for the three and six month periods ended June 30, 2015 were both 0.38%; representing an increase of 1 basis point as compared to second quarter of 2014, and unchanged as compared to the first six months of 2014.

For both the second quarter and the year to date through June 30, 2015 and 2014, the average rate paid on interest bearing liabilities was 0.55%, and 0.53%, respectively.  The benefits from the deposit portfolio rate reductions previously discussed were substantially offset by an increase in funding costs for FHLB borrowings, as the Company has strategically decided to lock in historically low fixed rates to match-fund longer term fixed rate loans, and, to a lesser extent, an increase in the cost of other long term borrowings attributable to the MISN junior subordinated debentures purchase discount amortization.

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

The Company did not record a provision for loan and lease losses during the three or six months ended June 30, 2015 and 2014.  The lack of need for additional provisions for the year to date through June 30, 2015, was supported by net recoveries of $0.2 million during the first six months of 2015.  During the first six months of 2014, the Company recorded net charge-offs of $1.2 million, however, positive adjustments to the general reserve driven by a reduction in our historical losses negated the need for additional ALLL and related provision expense.  The lack of provision for loan and lease losses is reflective of the continuing improvements in the overall credit quality of the loan portfolio, the overall improvement in the historical charge-off history over the last year, the improvement in property values that serve as collateral for a large portion of our loans, as well as the limited amount of new loans moving into non-accrual status, and therefore requiring specific reserves, all of which were largely offset by increased ALLL requirements due to the growth in the legacy Heritage Oaks loan portfolio, and qualitative factor adjustments.  As of June 30, 2015, the Company’s ALLL represented 1.43% of total gross loans.  For additional information, see the “Allowance for Loan and Lease Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Heritage Oaks Bancorp | - 48 -

Non-Interest Income

The table below sets forth changes in non-interest income as compared to the corresponding period a year earlier:

	For the Three Months Ended		For the Six Months Ended		Variance		Variance
	June 30,		June 30,		For the Three Months		For the Six Months
	2015	2014	2015	2014	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Fees and service charges	$1,213	$1,394	$2,420	$2,539	$(181)	-13.0%	$(119)	-4.7%
Net gain on sale of mortgage loans	484	364	870	552	120	33.0%	318	57.6%
Other mortgage fee income	118	105	256	159	13	12.4%	97	61.0%
Gain on sale of investment securities	-	101	505	99	(101)	-100.0%	406	-410.1%
Other income	456	512	1,221	877	(56)	-10.9%	344	39.2%
Total	$2,271	$2,476	$5,272	$4,226	$(205)	-8.3%	$1,046	24.8%

Non-interest income for the second quarter of 2015 decreased by $0.2 million, or 8.3%, as compared to the same period a year earlier.  The decrease in non-interest income for the second quarter of 2015 resulted from a $0.2 million decrease in fees and service charges, and a $0.1 million decrease in gain on investment securities, which were partially offset by a $0.1 million increase in mortgage banking revenue.  The decrease in fees and service charges for the second quarter of 2015, as compared to the same quarter a year ago, was primarily due to the Company exiting certain customers in late 2014, because it was determined that they no longer fit the Company’s risk profile for depository customers.  The decrease in gain on investment securities occurred because the Company sold no investment securities during the second quarter of 2015.  The increase in mortgage banking revenue is attributable to increased mortgage production in the second quarter of 2015, which increased by 41.0%, over the same prior year period.  The increase in mortgage production during the second quarter of 2015 was primarily the result of refinance activity due to a decline in long-term interest rates experienced over the last year.

Non-interest income for the first half of 2015 increased by $1.0 million, or 24.8%, as compared to the same period a year earlier.  The increase in non-interest income for the first half of 2015 resulted from increased mortgage banking revenue of $0.4 million, increased gain on sale of investment securities of $0.4 million, and other income of $0.3 million, which were all partially offset by a $0.1 million decrease in fees and service charges.  The increase in mortgage banking revenue is attributable to increased production in the first half of 2015, which increased by 88.5%, over the same prior year period.  The increase in mortgage production during the first half of 2015 was primarily the result of refinance activity due to a decline in long term interest rates over the last year.  The increase in gains on the sale of investment securities in the first half of 2015, stemmed from the sale of bonds with more cash flow optionality, and therefore more extension risk.  The Company redeployed the cash from these sales into securities with more stable cash flow profiles, and less extension risk.  The increase in other income for the first half of 2015 is primarily attributable to a $0.3 million recovery of a fully charged-off former MISN loan, which had no value at the acquisition date.  The decrease in fees and services charges for the first half of 2015 was attributable to the exit of higher risk deposit customers previously discussed, and was partially offset by a $0.2 million increase of interchange fee income, compared to the first half of 2014 attributable to the March 1, 2014 on-boarding of MISN customers.

Heritage Oaks Bancorp | - 49 -

Non-Interest Expenses

The table below sets forth changes in non-interest expenses as compared to the corresponding period last year:

	For the Three Months Ended		For the Six Months Ended		Variance		Variance
	June 30,		June 30,		For the Three Months		For the Six Months
	2015	2014	2015	2014	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Salaries and employee benefits	$5,786	$6,340	$12,045	$11,957	$(554)	-8.7%	$88	0.7%
Occupancy and equipment	1,748	1,748	3,335	3,213	-	0.0%	122	3.8%
Professional services	1,702	1,038	3,108	1,771	664	64.0%	1,337	75.5%
Information technology	541	952	1,142	1,647	(411)	-43.2%	(505)	-30.7%
Regulatory assessments	300	307	597	511	(7)	-2.3%	86	16.8%
Sales and marketing	295	190	612	363	105	55.3%	249	68.6%
Amortization of intangible assets	262	297	524	463	(35)	-11.8%	61	13.2%
Loan department expense	260	285	546	461	(25)	-8.8%	85	18.4%
Communication costs	144	161	285	267	(17)	-10.6%	18	6.7%
Merger, restructure and integration	(2)	922	30	8,037	(924)	-100.2%	(8,007)	-99.6%
Other expense	393	746	1,018	1,334	(353)	-47.3%	(316)	-23.7%
Total	$11,429	$12,986	$23,242	$30,024	$(1,557)	-12.0%	$(6,782)	-22.6%

The $1.6 million decrease in non-interest expense for the second quarter of 2015 as compared to the second quarter a year ago was largely the result of a $0.9 million decline in merger, restructure and integration costs related to the MISN Transaction, a $0.6 million decrease in salaries and employee benefits costs, a $0.4 million decrease in information technology costs, and a $0.4 million decrease in other expenses.  These decreases were offset by a $0.7 million increase in professional services.

The $0.6 million decrease in salaries and benefits costs for the second quarter of 2015 was due primarily to a decrease in incentive compensation plan and discretionary bonus expense of $0.4 million, and an increase in the salary cost offset recorded for deferred loan origination costs of $0.3 million, which was attributable both to increased loan production for the second quarter of 2015, as compared to prior year, and to a January 1, 2015 update to our deferred salary cost study which resulted in an increase in the “standard” cost deferred for each loan we originate.  Other factors impacting quarterly variances in salaries and benefits costs include decreases in base salaries and group insurance costs, together contributing to $0.2 million of the decline. These decreases in salaries and benefits costs were offset by increases in mortgage commissions, and stock-based compensation, together totaling $0.2 million:

Full time-equivalent employees (“FTE”) declined by 43, from 315 at June 30, 2014 to 272 at June 30, 2015.  The decline in FTE can be attributed primarily to reductions in branch staff as a result of the consolidation of our branch network from 17 branches after the close of the MISN Transaction to 12 branches by the end of 2014.

The $0.4 million decrease in information technology expense for the second quarter of 2015, as compared to the same prior year period was primarily attributable to the elimination of duplicative data processing costs, which existed in the second quarter of 2014, but were eliminated after the July 2014 data systems integration of MISN’s bank processing systems with our own systems.

Other expense also decreased by $0.4 million primarily due to a $0.2 million reversal of mortgage repurchase reserves, in the second quarter of 2015, resulting from the successful settlement of certain outstanding claims.

The increase in professional services was attributable to a $0.3 million increase in legal expense due to insurance reimbursements received in the second quarter of 2014, and $0.3 million of increased consulting costs for temporary staff and consulting related to our Bank Secrecy Act and Anti-Money Laundering Program remediation efforts, and due to the transition of our information technology management from employees of the Company to an outside firm.

The $6.8 million decrease in non-interest expense for the first six months of 2015 as compared to the first six months of 2014 was primarily attributable to a $8.0 million decrease in merger, restructure and integration costs related to the MISN Transaction in 2014.  Other variances for the year to date period included a $1.3 million increase in other professional services, and a $0.5 million decrease in information technology expenses.  The increase in other professional services consisted of $0.7 million attributable primarily to temporary staff and consulting related to our Bank Secrecy Act and Anti-Money Laundering Program, and $0.4 million related to the transition of our information technology management from employees of the Company to an outside firm.  The $0.5 million decline in information technology costs was primarily attributable to the elimination of duplicative data processing costs, which existed in the second quarter of 2014, but were eliminated after the July 2014 data systems integration of MISN’s bank processing systems with our own systems.

Heritage Oaks Bancorp | - 50 -

Provision for Income Taxes

For the three month and six month periods ended June 30, 2015, the Company recorded an income tax expense of approximately $2.3 million and $4.9 million, respectively.  This compares to income tax expense of $1.7 million and $0.7 million for the comparable periods in 2014.  The changes in the provision for income taxes for the 2015 periods, as compared to the corresponding periods in 2014, can be attributed to the incremental changes in the components of earnings before taxes discussed above, most notably due to the merger, restructure, and integration expenses incurred in 2014 related to the merger with MISN.  The Company’s effective tax rate was 37.5% for the three months ended June 30, 2015, and 38.3% for the six months ended June 30, 2015.  The effective tax rate for the corresponding periods in 2014 were 37.1% and 35.9%, respectively.  Excluding the impact of the merger, restructure and integration expenses in 2014, the effective tax rate would have been 41.3% for the six months ended June 30, 2014.

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

Financial Condition

Total assets were approximately $1.8 billion and $1.7 billion at June 30, 2015, and December 31, 2014, respectively.  Total assets increased $118.3 million during the first six months of 2015, which can be attributed to growth in investments, and an increase in interest earning cash balances, all of which were funded with an increase in core deposits.  Total deposits were approximately $1.5 billion and $1.4 billion at June 30, 2015, and December 31, 2014, respectively.  Deposits increased $116.8 million during the first six months of 2015, driven by growth in non-interest bearing demand, interest bearing demand, savings, and money market accounts.  Deposit growth is reflective of the Bank’s continuing focus to bring new customer relationships into the Bank and expand our existing customer relationships.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $129.0 million and $35.6 million at June 30, 2015 and December 31, 2014, respectively.  The increase in cash and cash equivalents during the first six months of 2015 was driven primarily by an increase in low cost core deposits.  This line item will vary depending on daily cash settlement activities and the amount of highly liquid assets needed, based on known events, such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches.

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

Heritage Oaks Bancorp | - 51 -

The following table provides a summary of investment securities by securities type:

	June 30, 2015		December 31, 2014
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$47,340	$47,421	$19,562	$19,664
Mortgage backed securities
U.S. government sponsored entities and agencies	206,571	206,311	216,492	215,398
Non-agency	13,030	12,983	11,891	11,901
State and municipal securities	95,778	96,562	79,810	82,592
Asset backed securities	16,744	16,547	26,216	26,025
Total available for sale securities	$379,463	$379,824	$353,971	$355,580

Securities available for sale are carried at fair value, with related net unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.  At June 30, 2015, the securities portfolio had net unrealized gains, net of taxes, of approximately $0.2 million, a decrease of approximately $0.7 million from that reported at December 31, 2014. Fluctuations in the fair value of the investment portfolio can be attributed in large part to changes in interest rates during the first half of 2015.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which prepayments are directly impacted by interest rate changes.  The Company uses simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.  The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the full faith and guarantee of the issuing agencies and the U.S. Federal Government.  At June, 2015, approximately $206.3 million or 94.1%, of the Company’s mortgage related securities were issued by government agencies and government sponsored entities, such as those listed above.

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category:

	June 30, 2015

	One Year or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
	(dollars in thousands)
Obligations of U.S. government agencies	$4,047	$12,500	$22,063	$8,811	$47,421
Mortgage backed securities
U.S. government sponsored entities and agencies	29,670	80,205	51,031	45,405	206,311
Non-agency	2,243	7,728	3,012	-	12,983
State and municipal securities	1,684	15,330	75,481	4,067	96,562
Asset backed securities	-	9,929	3,629	2,989	16,547
Total available for sale securities	$37,644	$125,692	$155,216	$61,272	$379,824
Amortized cost	$37,535	$125,489	$154,744	$61,695	$379,463
Weighted average yield	2.00%	1.90%	2.62%	3.03%	2.39%

We manage the investment portfolio to provide for liquidity and earnings within acceptable risk tolerances which are set and managed through our ALCO committee.  The aggregate effective duration target for the investment portfolio is 2.75 to 3.25 years.  At June 30, 2015 the total investment portfolio carried a weighted average effective duration of 3.2 years.

Heritage Oaks Bancorp | - 52 -

Federal Home Loan Bank (“FHLB”) Stock

As a member of FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the asset size of the Bank and the level of outstanding borrowings with the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company. At June 30, 2015 and December 31, 2014, the Company’s investment in FHLB stock totaled $7.9 million.

Loans

Summary of Market Conditions

Total gross loan balances declined $2.3 million in the first six months of 2015.  Although the Company continues to focus on organic loan growth in our region, originations of new loans during the first six months of 2015 were offset by paydowns and payoffs, particularly in the commercial segment of the portfolio, as commercial and agriculture lines of credit experienced paydowns in connection with the cyclical nature associated with the underlying businesses.  Declines in other categories of the portfolio were driven in part by payoffs associated with declines in long-term rates in conjunction with competition from non-banks for commercial real estate loans.  Partially offsetting the declines in various categories of the loan portfolio were increases in residential 1 to 4 family, and farmland loans.

The Company continues to see improvement in the local economy, and loan demand in the markets we serve.  We believe that with the Bank’s expansion into Santa Barbara and Ventura counties, in conjunction with a focus on commercial and industrial lending, the Bank is well positioned for continued growth.

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

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds the loans. Settlement from the correspondents is typically within 30 days of funding the mortgage. At June 30, 2015, loans held for sale totaled $8.7 million compared to $2.6 million at December 31, 2014.

Heritage Oaks Bancorp | - 53 -

Summary of Loan Portfolio

The following table provides a breakdown of total gross loans:

	June 30,		December 31,
	2015		2014		Variance
	Balance	Percent	Balance	Percent	Dollar	Percent
Real Estate Secured	(dollars in thousands)

Commercial	$585,811	49.1%	$588,472	49.2%	$(2,661)	-0.5%
Residential 1 to 4 family	143,256	12.0%	127,201	10.7%	16,055	12.6%
Farmland	104,613	8.8%	98,373	8.2%	6,240	6.3%
Multi-family residential	76,903	6.5%	78,645	6.6%	(1,742)	-2.2%
Home equity line of credit	32,759	2.8%	38,252	3.2%	(5,493)	-14.4%
Construction	20,969	1.8%	24,493	2.1%	(3,524)	-14.4%
Land	20,088	1.7%	20,167	1.7%	(79)	-0.4%
Total real estate secured	984,399	82.7%	975,603	81.7%	8,796	0.9%
Commercial
Commercial and industrial	151,401	12.7%	154,787	13.0%	(3,386)	-2.2%
Agriculture	48,601	4.1%	55,101	4.6%	(6,500)	-11.8%
Other	1	0.0%	14	0.0%	(13)	-92.9%
Total commercial	200,003	16.8%	209,902	17.6%	(9,899)	-4.7%
Installment	6,499	0.5%	7,723	0.7%	(1,224)	-15.8%
Overdrafts	252	0.0%	255	0.0%	(3)	-1.2%
Total gross loans	1,191,153	100.0%	1,193,483	100.0%	(2,330)	-0.2%
Deferred loan fees	(1,157)		(1,445)		288	-19.9%
Allowance for loan and lease losses	(16,982)		(16,802)		(180)	1.1%
Total net loans	$1,173,014		$1,175,236		$(2,222)	-0.2%

Loans held for sale	$8,736		$2,586		$6,150	237.8%

Real Estate Secured Loans

Other Real Estate Secured Loans

The following table provides a breakdown of the other real estate secured segment of the loan portfolio as of June 30, 2015, exclusive of the land and construction portfolios, which are discussed in greater detail following this table:

	June 30, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest	Owner
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)	Occupied
	(dollars in thousands)
All Other Real Estate Secured
Commercial	$146,007	$420	$146,427	14.9%	80.5%	178	$9,250	$58,943
Residential 1 to 4 family	143,256	443	143,699	14.6%	79.0%	306	4,500	108,021
Hospitality	138,291	2,572	140,863	14.3%	77.4%	55	15,000	5,827
Farmland	104,613	4,969	109,582	11.2%	60.2%	64	17,647	66,094
Professional	102,817	253	103,070	10.5%	56.6%	128	11,500	26,523
Retail	97,149	136	97,285	9.9%	53.5%	112	9,000	39,387
Multi-family	76,903	500	77,403	7.9%	42.5%	58	9,000	-
Healthcare / medical	34,587	-	34,587	3.5%	19.0%	47	5,600	19,417
Home equity lines of credit	32,759	29,638	62,397	6.4%	34.3%	439	1,200	31,912
Restaurants / hospitality	25,882	-	25,882	2.6%	14.2%	24	13,713	8,342
Other	41,078	336	41,414	4.2%	22.7%	51	6,054	34,753
Total	$943,342	$39,267	$982,609	100.0%	539.9%	1,462	$17,647	$399,219

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2015.

Heritage Oaks Bancorp | - 54 -

As of June 30, 2015, other real estate secured portfolios represented approximately $943.3 million or 79.2% of total gross loans.  When compared to the amount reported at December 31, 2014, this represents an increase of approximately $12.4 million, or 1.3%.  This increase can be attributed to new production in the residential 1 to 4 family and farmland loans, slightly offset by a decrease in commercial real estate loans.

As of June 30, 2015, a total of $47.7 million of the other real estate secured portfolio was risk graded as special mention, substandard or doubtful, with the largest single component being the commercial real estate segment, which represented $34.8 million.  This compares to $36.5 million of the other real estate secured balance and $27.9 million of commercial real estate loans being risk graded special mention, substandard or doubtful as of December 31, 2014.  The increase in total other real estate secured special mention, substandard and doubtful balance during 2015 can be attributed in large part to one loan in the multi-family category.  Management continues to monitor this credit closely.  At June 30, 2015 and December 31, 2014, other real estate secured balances, including undisbursed commitments, represented 540% and 536%, respectively, of total risk-based capital.  At June 30, 2015, approximately $399.2 million, or 42.3%, of the other real estate secured segment of the loan portfolio was considered owner occupied.

Land Loans

The following table provides a break-down of the land portfolio by property type as of June 30, 2015:

	June 30, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Land
Commercial	$8,218	$-	$8,218	35.8%	4.5%	21	$1,680
Tract	6,122	2,581	8,703	37.9%	4.8%	4	10,673
Land - Multifamily	3,076	301	3,377	14.7%	1.8%	3	3,100
Single family residential	2,235	-	2,235	9.7%	1.2%	19	340
Single family residential - Spec.	304	-	304	1.3%	0.2%	3	303
Hospitality	133	-	133	0.6%	0.1%	1	560
Total	$20,088	$2,882	$22,970	100.0%	12.6%	51	$10,673

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2015.

At June 30, 2015, the land portfolio represented approximately $20.1 million, or 1.7%, of total gross loan balances, as compared to $20.2 million or 1.7% of total gross loans at December 31, 2014.  The ratio of total land loans, including undisbursed commitments, to risk-based capital was 12.6% at June 30, 2015, compared to 13.4% at December 31, 2014.  As of June 30, 2015, a total of $6.6 million of the land portfolio was risk graded special mention, substandard or doubtful, compared to $6.9 million of the land portfolio being risk graded special mention, substandard or doubtful as of December 31, 2014.

Construction Loans

The following table provides a break-down of the construction portfolio by property type as of June 30, 2015:

	June 30, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Construction
Commercial	$12,011	$4,883	$16,894	53.9%	9.3%	11	$4,000
Hospitality	3,504	-	3,504	11.2%	1.9%	1	3,484
Multi-family	1,984	2,594	4,578	14.6%	2.5%	4	2,500
Single family residential	1,628	2,298	3,926	12.5%	2.2%	8	800
Single family residential - Spec.	1,255	601	1,856	5.9%	1.0%	5	1,000
Tract	587	-	587	1.9%	0.3%	2	812
Total	$20,969	$10,376	$31,345	100.0%	17.2%	31	$4,000

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2015.

Heritage Oaks Bancorp | - 55 -

At June 30, 2015, the construction portfolio represented approximately $21.0 million, or 1.8%, of total gross loan balances, compared to $24.5 million or 2.1% at December 31, 2014. Construction loans are typically granted for a one year period and then refinanced at the completion of the construction project into permanent loans with varying maturities.  The ratio of total construction loans, including undisbursed commitments, to risk-based capital was 17% at June 30, 2015, compared to 23% at December 31, 2014.  As of June 30, 2015 and December 31, 2014, there were no construction loans graded special mention, substandard or doubtful.

Commercial Loans

The following table provides a break-down of the commercial and industrial segment of the commercial loan portfolio as of June 30, 2015:

	June 30, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Commercial and Industrial
Professional services	$28,395	$17,744	$46,139	17.9%	25.4%	198	$5,000
Real estate / rental and leasing	20,870	14,719	35,589	13.8%	19.6%	123	6,522
Manufacturing	19,257	9,695	28,952	11.2%	15.9%	117	2,484
Wholesale and retail	17,988	7,576	25,564	9.9%	14.0%	151	2,500
Construction	13,459	25,719	39,178	15.2%	21.5%	156	5,000
Healthcare / medical	13,263	13,651	26,914	10.4%	14.8%	112	10,410
Restaurants / hospitality	9,708	4,164	13,872	5.4%	7.6%	92	2,629
Agriculture	6,076	2,113	8,189	3.2%	4.5%	31	2,000
Financial services	5,105	3,069	8,174	3.2%	4.5%	35	3,000
Transportation and warehousing	4,608	762	5,370	2.1%	3.0%	69	596
Media and information services	1,874	2,460	4,334	1.7%	2.4%	21	1,500
Oil gas and utilities	1,588	1,180	2,768	1.1%	1.5%	7	688
All other	9,210	3,575	12,785	4.9%	7.0%	234	1,593
Total	$151,401	$106,427	$257,828	100.0%	141.7%	1,346	$10,410

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2015.

At June 30, 2015, commercial and industrial loans represented approximately $151.4 million or 12.7% of total gross loan balances, compared to $154.8 million or 13.0% at December 31, 2014.  The ratio of total commercial and industrial loan balances, including undisbursed commitments, to risk-based capital was 142% at June 30, 2015, compared to 144% at December 31, 2014.  The Company’s credit exposure within the commercial and industrial segment remains diverse with respect to the industries to which credit has been extended.  As of June 30, 2015, a total of $14.5 million of the commercial and industrial portfolio was risk graded as special mention, substandard or doubtful, compared to $16.5 million at December 31, 2014.

Heritage Oaks Bancorp | - 56 -

Agriculture Loans

The following table provides a break-down of the types of agriculture loans in the Company’s commercial loan portfolio as of June 30, 2015:

	June 30, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Agriculture
Fruit and nut tree farming	$21,414	$21,883	$43,297	44.7%	23.8%	34	$7,800
Vegetable and mellon farming	8,369	6,886	15,255	15.7%	8.4%	18	4,000
Food, beverage and tobacco	8,066	3,014	11,080	11.4%	6.1%	26	2,000
Animal production	4,059	4,341	8,400	8.7%	4.6%	58	1,500
Wholesale merchants	2,703	2,076	4,779	4.9%	2.6%	7	2,000
Support activities for agriculture	1,831	6,290	8,121	8.4%	4.5%	24	1,800
Other crop farming	292	3,414	3,706	3.8%	2.0%	6	2,353
Transportation and warehousing	136	1	137	0.1%	0.1%	4	75
All other	1,731	369	2,100	2.3%	1.1%	9	1,600
Total	$48,601	$48,274	$96,875	100.0%	53.2%	186	$7,800

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2015.

At June 30, 2015, the agriculture portfolio totaled approximately $48.6 million, or 4.1%, of total gross loan balances, compared to $55.1 million at December 31, 2014.  At June 30, 2015 the agriculture portfolio, including undisbursed commitments represented 53% of the Bank’s total risk-based capital, as compared to 51% at December 31, 2014.  As of June 30, 2015, a total of $2.5 million of the agriculture portfolio was risk graded special mention, substandard or doubtful, compared to $2.4 million at December 31, 2014.

Consumer Installment Loans

At June 30, 2015, the installment loan portfolio totaled $6.5 million, compared to the $7.7 million reported at December 31, 2014.  Installment loans include revolving credit plans, consumer loans and credit card balances.

Heritage Oaks Bancorp | - 57 -

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table provides a summary of the approximate maturities and sensitivity to changes in interest rates for the loan portfolio as well as information about fixed and variable rate loans:

	June 30, 2015
	Due Less Than 3 Months	Due 3 To 12 Months	Due Over 12 Months Through 3 Years	Due Over 3 Years Through 5 Years	Due Over 5 Years Through 15 Years	Due Over 15 Years	Total
	(dollars in thousands)
Real Estate Secured
Commercial	$44,373	$27,768	$175,579	$131,023	$207,068	$-	$585,811
Residential 1 to 4 family	4,414	2,972	18,634	40,578	74,427	2,231	143,256
Farmland	27,624	2,569	13,443	7,430	53,547	-	104,613
Multi-family residential	4,398	3,116	7,174	41,328	20,887	-	76,903
Home equity lines of credit	32,502	250	-	-	-	7	32,759
Construction	13,089	4,106	-	3,504	270	-	20,969
Land	11,049	4,720	2,592	541	1,186	-	20,088
Commercial
Commercial and industrial	69,961	15,228	13,589	27,923	24,499	201	151,401
Agriculture	41,202	2,110	898	3,976	415	-	48,601
Other	-	1	-	-	-	-	1
Installment	940	120	261	658	3,577	943	6,499
Overdrafts	252	-	-	-	-	-	252
Total loans held for investment	$249,804	$62,960	$232,170	$256,961	$385,876	$3,382	$1,191,153

Variable rate loans (1)	$233,215	$42,732	$174,272	$184,958	$150,817	$-	$785,994
Fixed rate loans	16,589	20,228	57,898	72,003	235,059	3,382	405,159
Total loans held for investment	$249,804	$62,960	$232,170	$256,961	$385,876	$3,382	$1,191,153

(1)   Variable rate loans include $569.2 million of loans that are at or below their contractual floor rates.  To the extent that interest rates rise, the Company will not experience the benefit of rising interest rates until rates rise above their floors.

At June 30, 2015, loans held for investment were scheduled to mature or re-price in the following dollar and percentage amounts of total loans held for investment: $312.8 million, or 26.2%, in one year or less; $489.1 million, or 41.1%, in one to five years; and $389.3 million, or 32.7%, over five years. Of the $389.3 million of loans scheduled to mature or re-price over five years, $218.7 million or 56.2% were scheduled to mature or re-price over five through eight years; $146.6 million or 37.6% were scheduled to mature or re-price over eight years through ten years; and $24.0 million, or 6.2%, are scheduled to mature or re-price over ten years.

Heritage Oaks Bancorp | - 58 -

Allowance for Loan and Lease Losses

The Company maintains an ALLL deemed by management appropriate to absorb probable losses inherent in the loan and lease portfolio as of the balance sheet date.  The ALLL is based on ongoing evaluations of the loan and lease portfolio, which is a process that involves subjective as well as complex judgments.  This evaluation includes an assessment of credit quality which considers various measures such as: the trend in the level of net charge-offs, the level of past due and non-accrual loans, and the level of and trends in substandard and doubtful loans.  The Company’s ongoing evaluation of the ALLL also includes assessments of: estimated collateral values and or guarantees where appropriate, the seasoning of loans in the portfolio, qualitative factors associated with identified potential external and internal risks attributable to each loan category, the estimated exposure to specific loans identified as impaired, and trends in the Company’s historical loss experience for each loan category.  The Company uses a “stake in the ground” historical loss experience, which covers the Company’s losses for the period from October 2009 through the current reporting period in analyzing an appropriate reserve factor for non-PCI loans. The purpose of retaining the fourth quarter 2009 losses in historical loss experience is to ensure the retention of a complete credit cycle in the Company’s ALLL analysis.  The ALLL is comprised of (i) a general reserve, (ii) specific reserve for impaired loans, (iii) a qualitative reserve, which is determined by estimates the Company makes concerning the impact that identified potential external and internal risks may have on overall losses inherent in the loan portfolio, and (iv) a reserve for PCI loans, which is determined based on estimates of future cash flows from PCI loans.

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

The following table provides a summary of the ALLL and its allocation to each segment and class within the loan portfolio:

	June 30,				December 31,
	2015		2014		2014
		Percent		Percent		Percent
	ALLL	of Loans to	ALLL	of Loans to	ALLL	of Loans to
	Allocation	Total Loans	Allocation	Total Loans	Allocation	Total Loans
	(dollars in thousands)
Real Estate Secured
Commercial	$5,419	49.1%	$5,901	51.6%	$5,721	49.2%
Farmland	1,858	8.8%	1,250	7.8%	1,476	8.2%
Land	1,557	1.7%	2,944	2.5%	1,655	1.7%
Residential 1 to 4 family	1,475	12.0%	1,240	10.3%	1,423	10.7%
Multi-family residential	763	6.5%	239	4.4%	347	6.6%
Construction	383	1.8%	110	1.6%	345	2.1%
Home equity line of credit	120	2.8%	117	3.6%	162	3.2%
Commercial
Commercial and industrial	3,738	12.7%	3,416	13.4%	3,627	13.0%
Agriculture	1,255	4.1%	1,020	3.9%	1,497	4.6%
Other	-	0.0%	-	0.1%	1	0.0%
Installment	145	0.5%	73	0.8%	172	0.7%
Overdrafts	26	0.0%	27	0.0%	30	0.0%
Unallocated	243		298		346
Total	$16,982	100.0%	$16,635	100.0%	$16,802	100.0%

Heritage Oaks Bancorp | - 59 -

Allocation of the Allowance for Loan and Lease Losses

The Company continued to experience an overall favorable trend in credit quality in the non-PCI loan portfolio during the six months ended June 30, 2015, when compared to historical periods.  The balance of the ALLL increased by $0.2 million during the first six months of 2015, due to net recoveries on previously charged-off loans.  When compared to the balance reported at June 30, 2014, the ALLL increased by $0.3 million due to net recoveries on previously charged-off loans.  At June 30, 2015, special mention, substandard and doubtful non-PCI loans totaled $62.0 million, compared to $52.7 million at December 31, 2014.  The increase in special mention, substandard, and doubtful balances is attributable to increases in special mention balances, driven by the downgrade of certain commercial real estate and commercial and industrial loans, and one large multi-family loan.  Non-PCI non-accrual loans totaled $11.2 million at June 30, 2015, compared to $10.2 million at December 31, 2014. Loans 30-89 days past due in the non-PCI loan portfolio totaled $0.3 million at June 30, 2015, compared to $0.1 million at December 31, 2014.  Although the Company has seen an increase in special mention, and non-accrual loans, the Company continued to experience net recoveries during the first six months of 2015.  For the six months ended June 30, 2015, net recoveries totaled $0.2 million, and represented 0.03% of average loans.

The ALLL as a percentage of total gross loans was 1.43% at June 30, 2015, compared to 1.41% at December 31, 2014.  Excluding loans acquired in the MISN Transaction, the ALLL attributable to the legacy Heritage portfolio was $16.1 million or 1.63% of legacy Heritage loans and leases at June 30, 2015, compared to $15.8 million or 1.76% of legacy Heritage loans and leases at December 31, 2014.  At June 30, 2015 the ALLL attributable to acquired non-PCI loans was $0.8 million or 0.40% of acquired non-PCI loans, compared to $1.0 million or 0.44% at December 31, 2014.  As of June 30, 2015, the remaining unaccreted discount on acquired non-PCI loans was $3.9 million, compared to $4.5 million at December 31, 2014.

The ALLL for PCI loans was $0.1 million at June 30, 2015.  There was no ALLL for PCI loans at December 31, 2014.  The increase in the ALLL for PCI loans during the first six months of 2015 resulted from unfavorable changes in expected future cash flows on certain PCI loans.  At June 30, 2015 the remaining unaccreted discount on PCI loans was $2.4 million, compared to $3.1 million at December 31, 2014.

The ALLL attributable to loans collectively evaluated for impairment on the legacy Heritage portfolio at June 30, 2015 was $14.6 million, compared to $14.0 million December 31, 2014.  Of the ALLL attributable to loans collectively evaluated for impairment, $6.1 million can be attributable to qualitative adjustments at June 30, 2015, compared to $4.9 million at December 31, 2014.

The qualitative component of the ALLL increased during the six months ended June 30, 2015, primarily due to the potential impacts resulting from the prolonged California drought on various segments of our loan portfolio, including agriculture, farmland, and commercial and industrial loans. The qualitative component of the ALLL has increased, resulting from concerns associated with the impact of the California drought on our customer’s businesses, and due to concerns about the impact directly to agriculture, and indirectly to other businesses such as hospitality and tourism.  Evidence of the drought’s impact on agricultural businesses have been noted in recent studies indicating that the current drought is responsible for the greatest absolute reduction in water availability to agriculture ever seen in California and that it is statistically likely that the drought will continue through 2015, regardless of El Nino conditions. Furthermore, the State of California, as well as certain municipalities within California, have begun to mandate water conservation measures that cite specific usage reductions and have limited the use of water for particular applications such as landscape watering, car washing and other applications.  These facts along with discussions with some of our borrowers, as it relates to expected decreases in cash flows related to the drought, have led the Company to increase the qualitative factors within the ALLL for the impact of the drought on our loan portfolio.

The ALLL associated with loans specifically evaluated for impairment totaled $1.6 million at June 30, 2015, compared to $1.8 million at December 31, 2014.  As of June 30, 2015, the Company believes that the ALLL was appropriate to cover probable incurred credit losses inherent in the Company’s loan and lease portfolio.

The Company recorded no provision for loan and lease losses for the three and six months ended June 30, 2015 and 2014. For a discussion of component provisions and provision recaptures attributable to the various components of the ALLL, please see “Provision for Loan and Lease Losses” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Heritage Oaks Bancorp | - 60 -

The following table details changes in the ALLL for the periods indicated:

	For The Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
Balance, beginning of period	$16,802	$17,859
Charge-offs
Real Estate Secured
Home equity line of credit	55	-
Land	34	-
Commercial	-	1,016
Residential 1 to 4 family	-	92
Commercial
Commercial and industrial	142	650
Agriculture	1	-
Installment	5	6
Total charge-offs	237	1,764
Recoveries
Real Estate Secured
Home equity line of credit	74	6
Land	23	22
Residential 1 to 4 family	2	10
Construction	1	1
Commercial	-	38
Commercial
Commercial and industrial	286	440
Agriculture	23	14
Installment	8	9
Total recoveries	417	540
Net (recoveries) charge-offs	(180)	1,224
Provisions for loan and lease losses	-	-
Balance, end of period	$16,982	$16,635

Gross loans, end of period	$1,191,153	$1,096,883
ALLL to total gross loans	1.43%	1.52%
Net (recoveries) charge-offs to average loans	-0.03%	0.24%

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

Heritage Oaks Bancorp | - 61 -

The following table provides a summary of non-performing loans and foreclosed assets:

	June 30,	December 31,
	2015	2014
	(dollars in thousands)
Non-performing Loans
Land	$4,754	$5,237
Commercial and industrial	3,207	2,102
Commercial real estate	2,158	2,085
Residential 1 to 4 family	707	124
Agriculture	626	686
Home equity line of credit	86	258
Installment	40	43
Total non-performing loans	11,578	10,535
Other real estate owned	372	-
Total non-performing assets	$11,950	$10,535
TDRs
Accruing	$6,630	$6,511
Included in non-performing loans	8,635	7,057
Total TDRs	$15,265	$13,568

Ratio of allowance for loan and lease losses to total gross loans	1.43%	1.41%
Ratio of non-performing loans to total gross loans	0.97%	0.88%
Ratio of non-performing assets to total assets	0.65%	0.62%

At June 30, 2015, the balance of non-accruing loans was $11.6 million or $1.0 million higher than that reported at December 31, 2014.  The increase in non-accruing loans during the first six months of 2015 can be attributed in large part to one loan in the amount of $1.5 million in the commercial and industrial category, where the Company is working with the borrower to bring resolution to this loan.

The following tables reconcile the change in total non-accruing balances for the six months ended June 30, 2015:

	Balance			Transfers	Returns to		Balance
	December 31,		Net	to Foreclosed	Accrual		June 30,
	2014	Additions	Paydowns	Collateral	Status	Charge-offs	2015

	(dollars in thousands)
Real Estate Secured
Land	$5,237	$-	$(270)	$(44)	$(135)	$(34)	$4,754
Commercial	2,085	140	(67)	-	-	-	2,158
Residential 1 to 4 family	124	624	(41)	-	-	-	707
Home equity line of credit	258	40	(112)	(61)	-	(39)	86
Commercial
Commercial and industrial	2,102	1,943	(445)	-	(250)	(143)	3,207
Agriculture	686	-	(59)	-	-	(1)	626
Installment	43	22	(21)	-	-	(4)	40
Totals	$10,535	$2,769	$(1,015)	$(105)	$(385)	$(221)	$11,578

Heritage Oaks Bancorp | - 62 -

Deposits and Borrowed Funds

Deposits

The following table provides a summary for the year to date change in various categories of deposit balances:

	June 30,	December 31,	Variance
	2015	2014	Dollar	Percent
	(dollars in thousands)
Non-interest bearing deposits	$516,431	$461,479	$54,952	11.91%
Interest bearing deposits:
NOW accounts	128,404	108,757	19,647	18.07%
Other savings deposits	98,821	95,619	3,202	3.35%
Money market deposit accounts	503,132	449,110	54,022	12.03%
Time deposits	264,851	279,839	(14,988)	-5.36%
Total deposits	$1,511,639	$1,394,804	$116,835	8.38%

As of June 30, 2015 deposits totaled $1.5 billion, compared to $1.4 billion at December 31, 2014.  Deposits increased $116.8 million or 8.4% during the first six months of 2015, as the Company continued its focus on gathering and retaining core relationships.  At June 30, 2015, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 87.2% of total deposits, up from the 85.4% reported at December 31, 2014, due to growth in non-interest bearing demand, NOW accounts, savings, and money market balances during the first six months of 2015.  Non-interest bearing demand deposits comprise 34.2%, and 33.1% of total deposits at June 30, 2015, and December 31, 2014, respectively.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances.  These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At June 30, 2015, FHLB borrowings were $93.6 million, compared to $95.6 million at December 31, 2014.  Borrowings are obtained for a variety of reasons which include, but are not limited to: asset-liability management; funding loan growth; and to provide additional liquidity.  The decrease in the level of FHLB borrowings in 2015 was the result of maturities of short-term borrowings that were not rolled over.

At June 30, 2015, the Company had $13.3 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding, compared to $13.2 million at December 31, 2014.  These debt securities were issued to three different trusts, as follows:

	Amount	Carrying	Current	Issue	Scheduled
	Issued	Value	Rate	Date	Maturity	Rate Type
			(dollars in thousands)
Heritage Oaks Capital Trust II	$8,248	$8,248	2.00%	27-Oct-06	Aug-37	Variable 3-month LIBOR + 1.72%
Mission Community Capital Trust I	$3,093	$2,174	3.23%	14-Oct-03	Oct-33	Variable 3-month LIBOR + 2.95%
Santa Lucia Bancorp (CA) Capital Trust	$5,155	$2,916	1.75%	28-Apr-06	Jul-36	Variable 3-month LIBOR + 1.48%

These three issuances of debt securities are callable by the Company at par.  At June 30, 2015, the Company included $12.9 million of the debt securities in its Tier I Capital for regulatory reporting purposes, as permitted under the Basel III Capital Rules.  For a more detailed discussion regarding junior subordinated debt securities, see Note 10, Borrowings, in the Company’s consolidated financial statements under Item 8 of Part II of the Company’s 2014 Annual Report on Form 10-K.

Capital

At June 30, 2015, the balance of shareholders’ equity was $202.1 million, compared to $197.9 million at December 31, 2014.  The increase in shareholders’ equity for the first six months of 2015 can be attributed substantially to net earnings of $7.9 million, offset by dividends paid of $3.7 million, and a decrease in accumulated other comprehensive income of $0.7 million resulting from a decrease in unrealized gains on available for sale investments.  Additionally, the exercise of stock options as well as the impact of share-based compensation contributed $0.6 million to the increase in shareholders’ equity.

Heritage Oaks Bancorp | - 63 -

Dividends

On March 2, 2015, the Company paid a cash dividend of $0.05 per share to holders of the Company’s common and Series C Preferred stock as of February 16, 2015.

On June 1, 2015, the Company paid a cash dividend of $0.06 per share to holders of the Company’s common and Series C Preferred stock as of May 15, 2015.

On July 22, 2015, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on August 31, 2015, to shareholders of the Company’s common stock as of August 17, 2015.

No dividends were paid during the six months ended June 30, 2014.

Stock Repurchase Program

In June 2015, the Company announced it had amended its previously announced agreement for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18.  Repurchase program activity pursuant to the amended plan may commence on July 1, 2015 and will continue in effect until January 31, 2016 or expire earlier upon completion of the repurchase of $5.0 million of the Company’s common stock, as well as under certain other circumstances set forth in the repurchase plan agreement. The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

As of June 30, 2015, the Company had repurchased 55,428 shares of its common stock under this plan at an average price of $7.47 per share.

Regulatory Capital

The Bancorp and the Bank seek to maintain strong levels of capital in order to generally be considered “well-capitalized” under the Prompt Corrective Action framework as determined by regulatory agencies.  The Bancorp’s potential sources of capital include retained earnings and the issuance of equity.  In 2013, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC, and the Office of the Comptroller of the Currency (“OCC”) issued final rules under Basel III (the “Basel III Capital Rules”), establishing a new comprehensive framework for regulatory capital for U.S. banking organizations.  These rules implement the Basel Committee’s December 2010 proposed framework, certain provisions of the Dodd-Frank Act, and revise the risk-based capital requirements applicable to bank-holding companies, and depository institutions, including the Bancorp and the Bank.  These rules became effective for the Bancorp and the Bank on January 1, 2015, and are subject to phase-in periods for certain of their components.

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

•     The inclusion of certain changes in accumulated other comprehensive income (“AOCI”) in the determination of regulatory capital measures; however, “non-advanced approaches banking organizations,” including Bancorp and the Bank may make a one-time permanent election, as of January 1, 2015, to exclude these changes in AOCI from the determination of regulatory capital.  The Bancorp and Bank have made this election.

•     An exclusion from CET I of certain items on a phased-in basis, such as deferred tax assets, and intangible assets.

When the Basel III Capital Rules are fully phased-in on January 1, 2019, the Bancorp and the Bank will also be required to maintain a 2.5% “capital conservation buffer,” which is designed to absorb losses during periods of economic stress.  This capital conservation buffer will be comprised entirely of CET I, and will be in addition to minimum risk-weighted asset ratios outlined under the Basel III Capital Rules.  If a banking organization fails to hold capital above minimum capital ratios, including the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

Heritage Oaks Bancorp | - 64 -

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

The following table provides the general minimum regulatory capital ratios that are required for the Bank to be considered “well capitalized,” and a summary of Bancorp and Bank regulatory capital ratios, which are reflective of the January 1, 2015 implementation of Basel III.  The Bancorp and Bank were considered well capitalized for all periods presented below:

	Basel III			Pre-Basel III
	Regulatory Standard to be Well	June 30, 2015		Regulatory Standard to be Well	December 31, 2014		June 30, 2014
	Capitalized (1)	Company	Bank	Capitalized (1)	Company	Bank	Company	Bank
Ratio
Common Equity Tier I capital	6.50%	12.96%	12.48%	N/A	N/A	N/A	N/A	N/A
Leverage ratio	5.00%	10.22%	9.41%	5.00%	10.22%	9.83%	9.83%	9.53%
Tier I capital	8.00%	13.55%	12.48%	6.00%	13.13%	12.63%	12.85%	12.45%
Total risk-based capital	10.00%	14.80%	13.73%	10.00%	14.38%	13.88%	14.10%	13.70%

(1)          Reflects minimum threshold to be considered “well capitalized” under the Prompt Corrective Action framework, specific to depository institutions.

The Bancorp’s Leverage Ratio was unchanged at 10.22% at June 30, 2015 compared December 31, 2014.  The impact of the January 1, 2015 implementation of Basel III resulted in a nominal increase in our leverage ratio.  The increase in Tier 1 Capital for the first six months of 2015 was attributable primarily to earnings, and to a lesser extent the impacts of the implementation of Basel III.  Net income for the first six months of 2015 increased the numerator of the Leverage Ratio at a an almost equal level as the increased balance sheet growth had on adjusted average assets (the denominator) for the first half of the year, which resulted in no material change in our Leverage Ratio, since December 31, 2014.  The Bank’s Leverage Ratio at June 30, 2015 was 9.41% and decreased by 42 basis points, compared to the ratio reported at December 31, 2014.  The Bank’s Leverage Ratio declined over the first six months of 2015 primarily due to a $10.0 million dividend paid by the Bank to the Bancorp during the second quarter of 2015 to support the cash flow needs of the Bancorp.  The impact of the dividend payment made by the Bank to the Bank’s Leverage Ratio was partially offset by year to date earnings.

As of June 30, 2015, the Bancorp’s Tier 1 Risk Based Capital Ratio and Total Risk Based Capital Ratio increased from year-end 2014 by 42 basis points, to 13.55% and 14.80%, respectively, primarily due to year to date earnings, which elevated both Tier 1 Capital and Total Risk Based Capital at a faster pace than the growth in Risk Weighted Assets.  The January 1, 2015 implementation of Basel III initially resulted in a nominal decrease in both of our risk based capital ratios.  These same two ratios for the Bank fell by 15 basis points each, to 12.48% and 13.73%, respectively.  The decrease in the Bank’s Risk Based Capital Ratios is attributable to the $10.0 million dividend paid by the Bank to the Bancorp during the second quarter of 2015.

Heritage Oaks Bancorp | - 65 -

The Common Equity Tier One Capital Ratio for both the Company and the Bank were 12.96% and 12.48%, as of June 30, 2015, respectively, above the current 6.5% level to generally be considered a “well capitalized” financial institution for regulatory purposes.

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

The Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $13.8 million at June 30, 2015 compared to the $15.5 million at December 31, 2014. Included in these letter of credit commitments is a single standby letter of credit, which was issued in September 2004, for $11.7 million to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $10.4 million. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvements and expansion of an assisted living facility. The letter of credit was renewed and will expire in September 2016.  The letter of credit was undrawn as of June 30, 2015. Additionally at June 30, 2015 and December 31, 2014, the Company had undisbursed loan commitments, made in the ordinary course of business, totaling $244.3 million and $237.7 million, respectively.

	June 30,	December 31,
	2015	2014
	(dollars in thousands)
Commitments to Extend Credit
Commercial and industrial	$95,218	$102,201
Agriculture	48,275	37,302
Secured by real estate	30,272	23,692
Home equity lines of credit	29,638	28,915
Other unused commitments	25,316	33,145
Not secured by real estate	13,870	10,856
Credit card lines	1,711	1,622
Standby letters of credit	13,822	15,542
Total commitments and standby letters of credit	$258,122	$253,275

At both June 30, 2015 and December 31, 2014, the Company’s allowance for unfunded loan commitments was $0.5 million.

The following table presents the Company’s significant fixed and determinable contractual obligations within the categories presented below:

	Less Than	One to Three	Three to Five	More than	June 30,	December 31,
	One Year	Years	Years	Five Years	2015	2014
	(dollars in thousands)
Deposits (1)	$1,398,730	$67,679	$32,555	$12,649	$1,511,613	$1,394,764
FHLB Advances and other borrowings	10,500	24,500	20,500	38,000	93,500	95,500
Operating lease obligations	1,517	2,037	1,486	2,836	7,876	8,152
Salary continuation payments	315	524	524	3,402	4,765	4,959
Junior subordinated debentures	-	-	-	16,496	16,496	16,496
Total obligations	$1,411,062	$94,740	$55,065	$73,383	$1,634,250	$1,519,871

(1) As of June 30, 2015, deposits with no stated maturity of $1.2 billion have been included in amounts due less than one year.

Heritage Oaks Bancorp | - 66 -

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

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan and securities payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives, including but not limited to maintaining sufficient liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions. ALCO meets regularly to assess projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank’s customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At June 30, 2015 these credit lines totaled $62.0 million and are unsecured. Additionally, the Bank has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank. As of June 30, 2015, the borrowing availability related to this facility was $5.1 million. At June 30, 2015, the Bank had no borrowings against the credit lines or the FRB facility. As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $289.8 million at June 30, 2015, in addition to the $93.5 million currently outstanding. Additionally the Company has a $10.0 million unsecured line of credit available with a correspondent bank as a secondary liquidity source for the holding company.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows. As of June 30, 2015, the Company believes investments in the portfolio can be pledged or liquidated at their current fair values in the event they are needed to provide liquidity. The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 26.4% at June 30, 2015 compared to 23.4% at December 31, 2014.

The ratio of gross loans to deposits, another key liquidity ratio, decreased to 78.8% at June 30, 2015 compared to 85.6% at December 31, 2014 due to year to date deposit growth through June 30, 2015, and a decline in gross loans.

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

Regulatory Matters

BSA Consent Order

The Company continues to make progress in addressing the issues identified in the BSA Consent Order that we entered into with our regulators in November of 2014.  However, the Company still has additional work to do in order to fully remediate the issues identified in the BSA Consent Order.  Please also see Note 12. Regulatory Matters, of the condensed consolidated financial statements, filed on this Form 10-Q, for a more detailed discussion concerning the BSA Consent Order.

Heritage Oaks Bancorp | - 67 -

Subsequent Events

Dividend Declaration

On July 22, 2015, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on August 31, 2015, to shareholders of the Company’s common stock as of August 17, 2015.

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

Management employs asset and liability management software to measure the Company’s exposure to potential future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and moderately asset sensitive over the longer term as of June 30, 2015.  This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall over the near term but a positive impact to net interest income over the long term if market rates move higher.

The hypothetical impact of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly.  The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s June 30, 2015 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200bp rate increase and a 100bp decrease is acceptable to management and within policy guidelines at this time.  Given the low interest rate environment, a 200bp decrease is not considered a realistic possibility and is therefore not modeled.

Heritage Oaks Bancorp | - 68 -

The results in the table below indicate the change in net interest income the Company would expect to see, if interest rates were to change in the amounts set forth:

	June 30, 2015
	-100bp	Base	+100bp	+200bp
	(dollars in thousands)
Net interest income	$64,092	$65,559	$66,779	$68,391
$ Change from base	$(1,467)	$-	$1,220	$2,832
% Change from base	-2.24%	0.00%	1.86%	4.32%

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

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans:

	June 30, 2015
		Percent of
	Balance	Total
	(dollars in thousands)
Rate Type
Variable - daily	$161,991	13.6%
Variable other than daily	624,003	52.4%
Fixed rate	405,159	34.0%
Total loans held for investment	$1,191,153	100.0%

The table above identifies approximately 13.6% of the loan portfolio that will re-price immediately in a changing rate environment.  At June 30, 2015, approximately $786.0 million or 66.0% of the Company’s loan portfolio is considered variable.

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the index rate:

	June 30, 2015
	Move in Index Rate (bps)
	+100	+150	+200	+250	+300	+350
	(dollars in thousands)
Cumulative variable daily	$88,646	$106,790	$117,906	$121,649	$123,483	$131,090
Cumulative variable other than daily	395,157	477,027	516,440	543,509	551,220	577,124
Cumulative total variable at floor	$483,803	$583,817	$634,346	$665,158	$674,703	$708,214

Given the significant decline in short-term rates over the last several years, many loans in the portfolio possess floors higher than their fully indexed rate.  As indicated in the table above, the Company will need to see rates increase by 100 basis points before the majority of variable rate loans that contain a minimum floor rate in the portfolio experience a rise in their interest rates above their floors, thereby ending their fixed-rate interest rate risk profile and returning them to a fully variable interest rate risk profile.  When such event occurs, holding all other interest rate risk variables constant, the Company will become more net asset sensitive which is evidenced in the percentage increase in net interest income at risk in the +200 basis point scenario.  Historically, the Company has placed floors on new loan originations to protect net interest margin.  Management believes this strategy proved successful in insulating net interest margin in the declining interest rate environment experienced over the last several years.  As loans have re-priced, through maturities and refinancing, the average floor rate has come down to remain competitive in the current interest rate environment contributing to compression in the net interest margin.  The lowering of floor rates has contributed to an increasingly asset sensitive profile and decreased the average market rate movement to lift variable rate loans off their floors.

Heritage Oaks Bancorp | - 69 -

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Bank is party to the following litigation:

Grego v. Patel, Mission Asset Management, Inc., et al, Superior Court of San Luis Obispo County, case no. CV128369. This case was filed in 2013 against Mission Asset Management, Inc., (“MAM”) formerly a subsidiary of Mission Community Bancorp which was acquired by the Bank on February 28, 2014. MAM successfully demurred to all causes of action but one; the remaining cause of action is for conversion of personal property which allegedly occurred subsequent to the foreclosure of a commercial loan secured by a hotel property. This cause of action was consolidated with two other cases involving unrelated defendants. In one of the consolidated cases, on January 23, 2015, the court ruled that the plaintiff had no current standing to bring the cause of action against any of the state court defendants. The court stayed all local proceedings for 120 days pending the Chapter 7 Bankruptcy Trustee’s decision to appear in this case or abandon it.  On February 6, 2014, the court issued an order converting this case from chapter 11 to chapter 7 (the “Conversion Order”). The debtor appealed. On May 29, 2015, the Ninth Circuit Bankruptcy Appellate Panel (the “BAP”) issued a judgment by which it vacated the Conversion Order and remanded the case to the court to consider dismissal of the case as an alternative to conversion. On June 1, 2015, this court issued an Order on Remand, setting the matter for hearing on June 24, 2015. Upon review, effective July 2, 2015, the court ordered the case converted to chapter 7 retroactive to February 6, 2014. On July 15, 2015, the bankruptcy court granted the bank’s Motion to Approve Compromise of Controversy and Sale and Assignment of Claims Asserted by Debtor for a nominal sum.  The Bank expects to proceed to seek dismissal of the claims.  This matter will no longer be discussed in the Company’s filings.

Heritage Oaks Bancorp | - 70 -

In re Ennis Commercial Properties, LLC (Debtor) / Ennis Commercial Properties LLC et al. (Plaintiffs) v. Heritage Oaks Bancorp, United States Bankruptcy Court, Eastern District of California – Fresno Division.  Case No. 10-12709-A-11.  In January 2015, the Plan of Liquidation Administrator (“Administrator” or “Plaintiff”) appointed by the Bankruptcy Court regarding the bankruptcy of Ennis Commercial Properties, LLC (“Ennis Commercial”) filed a complaint against Heritage Oaks Bancorp.  The complaint generally involves actions taken in 2008 by parties not related to the Company in connection with the transfer by Ennis Commercial, of deeds of trusts on a property (“Transfers”) in connection with a loan and loan modification to the entities affiliated with Ennis Commercial.  One of the deeds of trust was granted by Ennis Commercial in connection with a loan between an unrelated third-party bank and an entity affiliated with Ennis Commercial.  In 2006, prior to the events in 2008, one of the Company’s predecessors had entered into a Loan Participation Agreement with the unrelated third-party bank in connection with that loan.  Subsequent to the Transfers, Ennis Commercial and various affiliated/related entities filed for bankruptcy protection.  On or about June 27, 2013, the Bankruptcy Court entered an order confirming Ennis Commercial’s Plan of Liquidation, with an effective date of July 12, 2013.  The secured loans at issue were originated and modified by unaffiliated third party banks.  According to the complaint, the Administrator named the Company as a defendant because it was assigned a third-party bank’s claim based on the secured debt against Ennis Commercial’s estate on March 14, 2014.

Plaintiff seeks to undo the Transfers as fraudulent transfers, and seeks $2.7 million in damages, prejudgment interest and attorneys’ fees.  On March 25, 2015, the Company filed a motion to dismiss the complaint providing a number of reasons:  the Company withdrew the claim against the estate and thus removed itself from the equity jurisdiction of the court, the statute of limitations bars the complaint, the delayed discovery rule does not apply to constructive fraudulent transfer, creditors who assigned claims to the Administrator lack standing, and plaintiff failed to prove that Ennis Commercial did not receive reasonably equivalent value.   On June 17, 2015, the court granted the Company’s motion in part (creditors that assigned their claims lacked standing to set aside the transfers under common law) and denied it in part (other standing issues and the applicability of the statute of limitations).

The Company continues to evaluate the matter and intends to vigorously defend the matter and does not expect the litigation to have a material impact on the Company.

The outcome of the litigation summarized above and other legal and regulatory matters is inherently uncertain. While the Company does not believe that any such claims, lawsuits or regulations will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our liquidity, reputation, consolidated financial position, results of operations, and/or stock price. Except as indicated above, neither the Company nor the Bank is involved in any legal proceedings other than routine litigation incidental to the business of the Company or the Bank

Item 1A.  Risk Factors

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Heritage Oaks Bancorp | - 71 -

Purchases of Equity Securities

Share repurchase activity during the three months ended June 30, 2015 is summarized in the table below:

			Total Number of	Dollar Value of
	Total Number	Weighted	Shares Purchased	Shares That May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
	Purchased	Paid Per Share	Announced Plans	Under the Plan
Period
5/1/2015 - 5/31/2015 (1)	3,696	$7.52	3,696	$4,585,970
Total	3,696	$7.52	3,696

(1)    Shares repurchased under a written plan, compliant with Rule 10b5-1, and Rule 10b-18, the Company entered into during the fourth quarter of 2014.  This plan allowed the Company to repurchase shares of its common stock from time to time in an amount not to exceed $5.0 million.  Under this plan the Company repurchased a total of 55,428 shares of its common stock at an average price of $7.47 per share.  All shares repurchased under this plan were cancelled.  This plan expired in March 2015.

In June 2015, the Company announced it had amended its previously announced agreement for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18.  Repurchase program activity pursuant to the amended plan may commence on July 1, 2015 and will continue in effect until January 31, 2016 or expire earlier upon completion of the repurchase of $5.0 million of the Company’s common stock, as well as under certain other circumstances set forth in the repurchase plan agreement. The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

Item 3.  Defaults upon Senior Securities

(a)         None.

(b)        None.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information

On July 24, 2015, Heritage Oaks Bank (the “Bank”), the wholly owned subsidiary of the Company, and Robert Osterbauer, EVP/ Chief Agriculture and Commercial Officer entered into an Executive Salary Protection Agreement (“Agreement”). The Agreement replaces an earlier agreement on this topic.   The Agreement entitles Mr. Osterbauer, upon the satisfaction of certain standard conditions (e.g., execution of a Waiver and Release, and complying with certain restrictive covenants relating to the non-solicitation of employees and customers and non-disparagement of the Company and the Bank), to be paid a lump sum equal to the sum of: (i) 150% of his annual salary at the rate in effect immediately prior to the triggering event; and (ii) his cash bonus, if any, earned for the calendar year ended immediately prior to the occurrence of the triggering event.  Mr. Osterbauer is also entitled to reimbursement for COBRA premiums, if applicable, for up to twelve months following the occurrence of the triggering event.  The agreement is a “double trigger” change in control agreement, which is triggered if (1) Mr. Osterbauer’s position with the Company or the Bank is “terminated” as defined in the Agreement, and (2) such termination occurs within three months prior to, or within twelve months following, a “change in control” event as defined in the Agreement.  “Termination” as defined in the Agreement includes (a) termination without “Cause” as defined in the Agreement, (b) a reduction by more than fifteen percent in base salary or annual bonus opportunity, (c) a relocation of Mr. Osterbauer’s principal place of employment by more than thirty-five miles, (d) a material adverse change in Mr. Osterbauer’s assigned duties, or (e) the failure of a successor to assume and agree to perform the Agreement.

The foregoing description of the Agreement is qualified in its entirety by reference to the Executive Salary Protection Agreement between Rob Osterbauer and the Bank, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Heritage Oaks Bancorp | - 72 -

Item 6.  Exhibits

(a) Exhibits:

Exhibit 10.1 Executive Salary Protection Agreement dated July 24, 2015 by and between Heritage Oaks Bank and Rob Osterbauer.* **

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

Exhibit 31.3 Rule 13a-14(a)  Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.3 Section 1350  Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (unaudited), (iv) Condensed Consolidated Statements of Shareholders’ Equity, for the six months ended June 30, 2015 and 2014 (unaudited), (v) Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2015 and 2014 (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

*              Filed herewith.

**         Management contract or compensatory plan agreement.

Heritage Oaks Bancorp | - 73 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: July 30, 2015

/s/ Simone F. Lagomarsino	/s/ Lonny D. Robinson
Simone F. Lagomarsino	Lonny D. Robinson
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Jason C. Castle
Jason C. Castle
Chief Accounting Officer
(Principal Accounting Officer)

Heritage Oaks Bancorp | - 74 -