Form 10-Q
period 2015-09-30
HERITAGE OAKS BANCORP
filed 2015-10-30
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number:  000-25020

 (Exact name of registrant as specified in its charter)

California	77-0388249
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1222 Vine Street,	93446
Paso Robles, California	(Zip Code)
(Address of principal executive offices)

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

As of October 28, 2015 there were 34,356,179 shares of the registrant’s common stock outstanding.

Heritage Oaks Bancorp

and Subsidiaries

Heritage Oaks Bancorp |  - 2 -

Part I.  Financial Information

Item 1. Financial Statements

Condensed Consolidated Financial Statements and the notes thereto begin on the next page.

Heritage Oaks Bancorp |  - 3 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2015	2014
	(dollars in thousands except per share data)
Assets
Cash and due from banks	$22,469	$12,548
Interest earning deposits in other banks	89,801	23,032
Total cash and cash equivalents	112,270	35,580
Investment securities available for sale, at fair value	432,750	355,580
Loans held for sale, at lower of cost or fair value	5,366	2,586
Gross loans held for investment	1,206,740	1,193,483
Net deferred loan fees	(1,056)	(1,445)
Allowance for loan and lease losses	(17,296)	(16,802)
Net loans held for investment	1,188,388	1,175,236
Premises and equipment, net	37,686	37,820
Premises held for sale	1,910	1,978
Bank-owned life insurance	25,191	24,711
Goodwill	24,885	24,885
Deferred tax assets, net	21,422	24,920
Federal Home Loan Bank stock	7,853	7,853
Other intangible assets	4,560	5,347
Other assets	11,644	13,631
Total assets	$1,873,925	$1,710,127

Liabilities
Non-interest bearing deposits	$544,782	$461,479
Interest bearing deposits	1,026,988	933,325
Total deposits	1,571,770	1,394,804
Short term FHLB borrowing	13,500	25,000
Long term FHLB borrowing	65,046	70,558
Junior subordinated debentures	10,389	13,233
Other liabilities	7,762	8,592
Total liabilities	1,668,467	1,512,187

Shareholders’ Equity
Preferred stock, 5,000,000 shares authorized:
Series C preferred stock, $3.25 per share stated value; issued and outstanding:
0 shares and 348,697 shares at September 30, 2015, and December 31, 2014, respectively.	-	1,056
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding:
34,352,445 shares and 33,905,060 shares at September 30, 2015 and December 31, 2014, respectively.	165,452	164,196
Additional paid in capital	7,964	6,984
Retained earnings	30,774	24,772
Accumulated other comprehensive income, net of tax of $920 and
$677 as of September 30, 2015 and December 31, 2014, respectively.	1,268	932
Total shareholders’ equity	205,458	197,940
Total liabilities and shareholders’ equity	$1,873,925	$1,710,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp |  - 4 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
Interest Income
Loans, including fees	$14,781	$14,745	$44,454	$41,134
Investment securities	1,864	1,946	5,193	5,355
Other interest-earning assets	312	204	979	535
Total interest income	16,957	16,895	50,626	47,024
Interest Expense
Deposits	941	918	2,748	2,661
Other borrowings	620	406	1,742	1,158
Total interest expense	1,561	1,324	4,490	3,819
Net interest income before provision for loan losses	15,396	15,571	46,136	43,205
Provision for loan and lease losses	-	-	-	-
Net interest income after provision for loan and lease losses	15,396	15,571	46,136	43,205
Non-Interest Income
Fees and service charges	1,219	1,410	3,639	3,949
Gain on extinguishment of debt	552	-	552	-
Net gain on sale of mortgage loans	407	411	1,277	967
Gain on sale of investment securities	136	450	641	549
Other mortgage fee income	92	64	348	223
Other income	400	647	1,621	1,533
Total non-interest income	2,806	2,982	8,078	7,221
Non-Interest Expense
Salaries and employee benefits	5,598	6,164	17,643	18,121
Professional services	2,234	1,839	5,342	3,610
Occupancy and equipment	1,688	1,776	5,023	4,989
Information technology	611	756	1,753	2,403
Regulatory assessments	298	351	895	862
Amortization of intangible assets	263	297	787	760
Loan department expense	252	239	798	700
Sales and marketing	240	232	852	595
Communication costs	150	183	435	450
Merger, restructure and integration	(97)	748	(67)	8,785
Other expense	914	797	1,932	2,132
Total non-interest expense	12,151	13,382	35,393	43,407
Income before income taxes	6,051	5,171	18,821	7,019
Income tax expense	2,049	1,742	6,950	2,406
Net income	4,002	3,429	11,871	4,613
Dividends and accretion on preferred stock	-	-	70	-
Net income available to common shareholders	$4,002	$3,429	$11,801	$4,613

Earnings Per Common Share
Basic	$0.12	$0.10	$0.35	$0.14
Diluted	$0.12	$0.10	$0.34	$0.14
Dividends Declared Per Common Share	$0.06	$0.03	$0.17	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp |  - 5 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income	$4,002	$3,429	$11,871	$4,613
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	1,963	983	1,220	6,206
Reclassification for net gains on investments included in net income	(136)	(450)	(641)	(549)
Other comprehensive income, before income tax expense	1,827	533	579	5,657
Income tax expense related to items of other comprehensive income	768	217	243	2,326
Other comprehensive income	1,059	316	336	3,331
Comprehensive income	$5,061	$3,745	$12,207	$7,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp |  - 6 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
		Common Stock		Additional		Other	Total
	Preferred	Number of		Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(dollars in thousands, except per share data)
Balance, December 31, 2013	$3,604	25,397,780	$101,511	$6,020	$18,717	$(3,425)	$126,427
Issuance of common stock in MISN Transaction		7,541,326	60,255				60,255
Stock issuance costs				(381)			(381)
Dividends declared ($0.03 per share)					(1,027)		(1,027)
Exercise of stock options		44,217	158				158
Share-based compensation				723			723
Tax benefit of share-based compensation				20			20
Net issuance of restricted share awards		98,882					-
Net income					4,613		4,613
Other comprehensive income						3,331	3,331
Balance, September 30, 2014	$3,604	33,082,205	$161,924	$6,382	$22,303	$(94)	$194,119

Balance, December 31, 2014	$1,056	33,905,060	$164,196	$6,984	$24,772	$932	$197,940
Dividends declared ($0.17 per share)					(5,799)		(5,799)
Repurchases of common stock		(3,696)	(28)				(28)
Exercise of stock options		47,554	228				228
Conversion of Series C preferred stock	(1,056)	348,697	1,056	70	(70)		-
Share-based compensation				814			814
Tax benefit of share-based compensation				96			96
Net issuance of restricted share awards		54,830					-
Net income					11,871		11,871
Other comprehensive income						336	336
Balance, September 30, 2015	$-	34,352,445	$165,452	$7,964	$30,774	$1,268	$205,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp |  - 7 -

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$11,871	$4,613
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,538	1,394
Write-downs on premises and equipment held for sale	68	988
Amortization of premiums / discounts	4,999	3,646
Amortization of intangible assets	787	760
Accretion of discount on acquired and purchased loans, net	(1,524)	(1,791)
Share-based compensation expense	814	723
Gain on extinguishment of debt	(552)	-
Gain on sale of available for sale securities	(641)	(549)
Gain on sale of assets	(8)	-
Gain on sale of loans held for sale	(1,277)	(967)
Originations of loans held for sale	(104,656)	(62,385)
Proceeds from sale of loans held for sale	103,153	59,761
Net increase in bank owned life insurance	(480)	(460)
Decrease in deferred tax assets	3,255	3,269
Tax impact of share-based compensation	(96)	(20)
Increase in other assets and other liabilities, net	1,487	1,206
Net cash provided by operating activities	18,738	10,188
Cash Flows from Investing Activities
Net cash and cash equivalents acquired in MISN Transaction	-	28,891
Purchase of securities, available for sale	(173,560)	(155,956)
Sale of securities, available for sale	55,184	98,379
Proceeds from principal paydowns of securities, available for sale	37,690	30,799
Proceeds from sale of premises and equipment	9	3,594
Purchase of FHLB stock	-	(941)
Increase in loans, net	(12,820)	(44,855)
Recoveries on previously charged-off loans	776	705
Proceeds from sale of foreclosed collateral	91	(5,122)
Purchase of property, premises and equipment, net	(1,414)	1,628
Net cash used in investing activities	(94,044)	(42,878)
Cash Flows from Financing Activities
Increase in deposits, net	176,947	77,509
Proceeds from Federal Home Loan Bank borrowing	36,000	25,000
Repayments of Federal Home Loan Bank borrowing	(52,898)	(44,000)
Decrease in junior subordinated debentures	(2,550)	-
Proceeds from exercise of stock options, including tax benefits	324	178
Stock issuance costs	-	(381)
Dividends paid	(5,799)	(1,027)
Repurchases of common stock	(28)	-
Net cash provided by financing activities	151,996	57,279
Net increase in cash and cash equivalents	76,690	24,589
Cash and cash equivalents, beginning of period	35,580	26,238
Cash and cash equivalents, end of period	$112,270	$50,827

Supplemental Cash Flow Information
Cash Flow Information
Interest paid	$4,479	$3,631
Income taxes paid	$1,390	$600
Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$1,220	$6,206
Loans transferred to foreclosed assets	$416	$1,564
Premises transferred to held for sale	$-	$1,730
Accretion on preferred stock	$70	$-
Common stock issued in MISN Transaction	$-	$60,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp |  - 8 -

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Note 1.  Summary of Significant Accounting Policies – continued

Significant Accounting Policies Update

The significant accounting policies that the Company applies are detailed in Note 1. Summary of Significant Accounting Policies, of the Company’s 2014 Annual Report filed on Form 10-K.  Changes to accounting policies during the nine months ended September 30, 2015 are discussed below:

During the third quarter of 2015, the Company made a specific enhancement to its methodology for determining the general reserve component of the allowance for loan and lease losses (“ALLL”).  This enhancement related specifically to the methodology used to calculate the loss rates for loan risk grades within each loan type in the determination of the general reserve component of the ALLL.  The enhanced methodology uses more granular loan level data to calculate loss rates for specific loan grades within each loan type, allowing for more detailed loan migration analysis, and the ability to determine more precise average loss rates for each loan risk grade.  Although the total general reserve component of the ALLL for each loan type and portfolio segment is still based on total average historical losses for their respective loan types, management believes the allocation of the ALLL to each loan risk grade, within each loan type and the evaluation of the loss emergence period has become more precise under this methodology enhancement.

The implementation of the ALLL model enhancements did not result in a required increase or decrease in the balance of the ALLL, or a material impact to the overall allocation of the ALLL.  The ALLL model enhancement has allowed the Company to apply more precision in determining loss rates for specific loan grades within each loan type.  The section of the accounting policy for the ALLL, which was updated for this methodology enhancement is illustrated below:

Allowance for Loan and Lease Losses

The Company manages credit risk not only through extensive risk analyses performed prior to a loan’s approval, but also through the ongoing monitoring of loans within the portfolio, and more specifically certain types of loans that generally involve a greater degree of risk, such as commercial real estate, commercial lines of credit, agriculture, and construction/land loans. The Company monitors loans in the portfolio through an exhaustive internal process, at least quarterly, as well as with the assistance of independent loan reviews. These reviews generally not only focus on problem loans, but also internally rated “pass” credits within certain pools of loans that may be expected to experience stress due to economic conditions. This process allows the Company to validate credit risk grade ratings, underwriting structure, and the Company’s estimated exposure in the current economic environment as well as enhance communications with borrowers where necessary in an effort to mitigate potential future losses. All significant problem loans are analyzed in detail at least quarterly, in order to properly estimate potential exposure to loss associated with these loans in a timely manner.

Each segment of loans in the portfolio possesses varying degrees of risk, based on, among other things, the type of loan, the purpose of the loan, the type of collateral securing the loan, and the sensitivity the borrower has to changes in certain external factors such as economic conditions. The following provides a summary of the risks associated with various segments of the Company’s loan portfolio, which are factors management regularly considers when evaluating the adequacy of the ALLL:

•                   Real estate secured loans – consist primarily of loans secured by commercial real estate, multi-family, farmland, and 1 to 4 family residential properties. As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lie primarily within that loan type. Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties. These factors, in conjunction with a decline in real estate prices, may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company’s recorded investment in the loan.

•                   Construction and land – although construction and land loans generally possess a higher inherent risk of loss than other loans, improvements in the mix, collateral and nature of loans help to mitigate risks within this segment of the portfolio. Risk arises from the necessity to complete projects within specified cost and time limits. Trends in the construction industry may also impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of future construction projects.

Heritage Oaks Bancorp |  - 10 -

Note 1.  Summary of Significant Accounting Policies – continued

•                   Commercial and industrial – consist primarily of commercial and industrial loans (business lines of credit), agriculture loans, and other commercial purpose loans. Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made. Adverse changes in economic conditions may result in a decline in business activity, which can impact a borrower’s ability to continue to make scheduled payments. The risk of repayment of agriculture loans arises largely from factors beyond the control of the Company or the related borrower, such as commodity prices, general weather conditions, and drought.

•                   Consumer – the consumer loan portfolio is comprised primarily of a large number of small loans with scheduled amortization over a specific period. The majority of consumer loans include revolving credit plans, installment loans and credit card balances. Weakened economic conditions may result in an increased level of delinquencies within this segment, as economic pressures may impact the capacity of such borrowers to repay their obligations.

ALLL Model Methodology

The ALLL is maintained at a level which, in management’s judgment, is appropriate to absorb probable credit losses inherent in the loans within the loan portfolio as of the balance sheet date. The amount of the ALLL is based on management’s evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified balances and specific impaired loans, and economic conditions and the related impact on specific borrowers and industry groups. The ALLL is increased by provisions for loan and lease losses, which are charged to earnings and reduced (or potentially increased) by charge-offs, net of recoveries. Changes in the ALLL relating to impaired loans, including troubled debt restructurings (“TDRs”), are charged or credited to the provision for loan and lease losses. Because of uncertainties inherent in the estimation process, management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change.

The process in which management determines the appropriate level of the ALLL involves the exercise of considerable judgment and the use of estimates. While management utilizes its best judgment and all available information in determining the adequacy of the ALLL, the ultimate adequacy of the ALLL is dependent upon a variety of factors beyond the Company’s control, including but not limited to, the performance of the loan portfolio, changes in current and future economic conditions and the view of regulatory agencies regarding the level of classified assets. Weakness in economic conditions and any other factor that may adversely affect credit quality and or that may result in higher levels of: past due and non-accruing loans, loan defaults, and or increased loan charge-offs, may require additional provisions for loan and lease losses in future periods and a higher balance in the Company’s ALLL. The ALLL, as more fully described below, is comprised of three components: general reserves, specific loan reserves, and a reserve for purchased credit impaired (“PCI”) loans.

General Reserves – The general reserve component of the ALLL, which is not attributable to loans specifically identified as impaired, is determined through a two-step process. First a quantitative allocation is determined by pooling performing loans by collateral type and purpose. These pools of loans are then further segmented by an internal risk grading system that classifies loans as: pass, special mention, substandard and doubtful. The Company’s risk grade system allows management, among other things, to identify the risk associated with each loan, and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are generally assigned based on information concerning the borrower and the strength of the collateral. Risk grades are reviewed regularly by the Company’s credit committee and are scrutinized by independent loan reviews performed semi-annually, as well as by regulatory agencies during scheduled examinations. Once credit risk grades have been assigned, estimated loss rates are then applied to each segment according to risk grade to determine the amount of the general portfolio allocation.

Estimated loss rates are determined through a migration analysis of historical losses for each segment of the loan portfolio, based on the Company’s prior experience with such loans, and the use of detailed loan level data, encompassing historical losses and average balance information for each loan type and risk grade.  The following provides brief definitions for credit risk grade ratings assigned to loans in the portfolio:

Heritage Oaks Bancorp |  - 11 -

Note 1.  Summary of Significant Accounting Policies – continued

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

•                   Doubtful – credits that possess the characteristics of a substandard credit, but because of certain existing deficiencies related to the credit, full collection is highly questionable. The probability of incurring some loss on such credits is high, but because of certain important and reasonably specific pending factors which may work to the advantage of strengthening the credit, charge-off is deferred until such time as the Company becomes reasonably certain that certain pending factors related to the credit will no longer provide some form of benefit.

The second component of the general reserve allocation of the ALLL is the qualitative allocation, and is determined by estimates the Company makes in regard to certain internal and external factors that may have either a positive or negative impact on the overall losses inherent in the loan portfolio. Internal factors include trends in credit quality of the loan portfolio, the existence and the effects of concentrations, the composition and volume of the loan portfolio and the scope and frequency of the loan review process as well as any other factor determined by management to have an impact on the credit quality of the loan portfolio. External factors include local, state and national economic and business conditions, as well as the estimated impact that environmental factors may have on certain segments of the loan portfolio, such as drought. While management regularly reviews the estimated impact these internal and external factors are expected to have on the loan portfolio, there can be no assurance that an adverse change in any one or combination of these factors will not be in excess of management’s expectations.

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

Heritage Oaks Bancorp |  - 12 -

Note 1.  Summary of Significant Accounting Policies – continued

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors. This ASU provides clarification that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for interim and annual periods, beginning after December 15, 2014. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In September, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments to assets acquired and liabilities assumed in a business combination.  The new guidance under this update requires the cumulative impact of measurement period adjustments be recognized in the period the adjustment is determined. This update does not change what constitutes a measurement period adjustment, nor does it change the length of the measurement period. The new standard is effective for interim annual periods beginning after December 15, 2015 and should be applied prospectively to measurement period adjustments that occur after the effective date.  The Company does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements.

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

Heritage Oaks Bancorp |  - 13 -

Note 2.  Business Combination

On February 28, 2014, the Company acquired 100% of the outstanding common shares of Mission Community Bancorp (“MISN”) and all unexercised warrants and options to purchase MISN common stock were cancelled, in exchange for 7,541,326 shares of the Company’s common stock and $8.7 million in cash (the “MISN Transaction”).  In conjunction with the merger, MISN’s wholly-owned bank subsidiary, Mission Community Bank, was merged with and into Heritage Oaks Bank.  The transaction was valued at $69.0 million, based on the Company’s closing stock price of $7.99 on February 28, 2014.  With the acquisition, the Company believes it has created a more valuable community banking franchise, with a low-cost core deposit base, strong capital ratios, attractive net interest margins, lower operating costs, and better overall returns for the shareholders of the combined company.  The Company also believes it now has a banking platform that is well positioned for future growth, both organically and through acquisitions.  The operating results for MISN are included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2015, and from March 1, 2014 through September 30, 2014.  As of December 31, 2014, adjustments to the fair value of assets acquired and liabilities assumed in the MISN Transaction were complete.

The following table presents unaudited pro forma financial information for the three and nine months ended September 30, 2014, as if the MISN Transaction were reflected in the Company’s operating results beginning on January 1, 2013. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(dollars in thousands, except per share data)
Net interest income	$15,395	$45,761
Provision for loan and lease losses	-	-
Non-interest income	2,982	7,835
Non-interest expense	13,384	46,844
Income before income taxes	4,993	6,752
Income tax expense	1,682	2,315
Net income	$3,311	$4,437
Earnings Per Common Share
Basic	$0.10	$0.13
Diluted	$0.10	$0.13

Heritage Oaks Bancorp |  - 14 -

Note 3.  Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the assets the Company measures at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	September 30, 2015	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Obligations of U.S. government agencies	$49,264	$-	$49,264	$-
Mortgage backed securities:
U.S government sponsored entities and agencies	232,499	-	232,499	-
Non-agency	32,176	-	32,176	-
State and municipal securities	102,694	-	102,694	-
Asset backed securities	16,082	-	16,082	-
Other investments	35	35	-	-
Total assets measured on a recurring basis	$432,750	$35	$432,715	$-

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	December 31, 2014	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Obligations of U.S. government agencies	$19,664	$-	$19,664	$-
Mortgage backed securities:
U.S government sponsored entities and agencies	215,398	-	215,398	-
Non-agency	11,901	-	11,901	-
State and municipal securities	82,592	-	82,592	-
Asset backed securities	26,025	-	26,025	-
Total assets measured on a recurring basis	$355,580	$-	$355,580	$-

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

Heritage Oaks Bancorp |   - 15 -

Note 3.  Fair Value of Assets and Liabilities - continued

The following tables provide a summary of assets the Company measures at fair value on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	September 30, 2015	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
	(dollars in thousands)
Assets
Impaired loans:
Land	$3,211	$-	$-	$3,211	$(178)
Total assets measured on a non-recurring basis	$3,211	$-	$-	$3,211	$(178)

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	December 31, 2014	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
	(dollars in thousands)
Assets
Impaired loans:
Commercial real estate	$1,325	$-	$-	$1,325	$1,026
Land	3,261	-	-	3,261	(946)
Total assets measured on a non-recurring basis	$4,586	$-	$-	$4,586	$80

There were no transfers into or out of Level 1 or Level 2 assets reported at fair value on either a recurring or non-recurring basis during the three or nine months ended September 30, 2015.

Heritage Oaks Bancorp |   - 16 -

Note 3.  Fair Value of Assets and Liabilities - continued

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments:

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	September 30, 2015	Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$112,270	$112,270	$-	$-	$112,270
Investment securities available for sale	432,750	35	432,715	-	432,750
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net of deferred fees and costs	1,205,684	-	-	1,232,158	1,232,158
Loans held for sale	5,366	-	5,366	-	5,366
Accrued interest receivable	5,911	-	2,242	3,669	5,911
Liabilities
Non-interest bearing deposits	544,782	544,782	-	-	544,782
Interest bearing deposits	1,026,988	-	1,028,358	-	1,028,358
Federal Home Loan Bank advances	78,546	-	79,986	-	79,986
Junior subordinated debentures	10,389	-	-	8,522	8,522
Accrued interest payable	412	-	412	-	412

		Fair Value Measurements at the End of the Reporting Period Using
	As of	Quoted Prices in	Significant Other	Significant
	December 31, 2014	Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$35,580	$35,580	$-	$-	$35,580
Investment securities available for sale	355,580	-	355,580	-	355,580
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net of deferred fees and costs	1,192,038	-	-	1,196,997	1,196,997
Loans held for sale	2,586	-	2,586	-	2,586
Accrued interest receivable	5,659	-	2,038	3,621	5,659
Liabilities
Non-interest bearing deposits	461,479	461,479	-	-	461,479
Interest bearing deposits	933,325	-	936,151	-	936,151
Federal Home Loan Bank advances	95,558	-	96,679	-	96,679
Junior subordinated debentures	13,233	-	-	9,297	9,297
Accrued interest payable	401	-	401	-	401

Information on off-balance-sheet instruments follows:

	September 30, 2015		December 31, 2014
	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
(dollars in thousands)
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$282,984	$2,830	$253,275	$2,533

Heritage Oaks Bancorp |   - 17 -

Note 4.  Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
	(dollars in thousands)
Obligations of U.S. government agencies	$49,238	$346	$(320)	$49,264
Mortgage backed securities
U.S. government sponsored entities and agencies	231,779	1,633	(913)	232,499
Non-agency	32,283	40	(147)	32,176
State and municipal securities	100,704	2,321	(331)	102,694
Asset backed securities	16,458	-	(376)	16,082
Other investments	100	-	(65)	35
Total available for sale securities	$430,562	$4,340	$(2,152)	$432,750

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
	(dollars in thousands)
Obligations of U.S. government agencies	$19,562	$191	$(89)	$19,664
Mortgage backed securities
U.S. government sponsored entities and agencies	216,492	1,092	(2,186)	215,398
Non-agency	11,891	21	(11)	11,901
State and municipal securities	79,810	2,843	(61)	82,592
Asset backed securities	26,216	-	(191)	26,025
Total available for sale securities	$353,971	$4,147	$(2,538)	$355,580

The following table provides a summary of investment securities in an unrealized loss position:

	September 30, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$32,115	$(320)	$-	$-	$32,115	$(320)
Mortgage backed securities
U.S. government sponsored entities and agencies	45,582	(376)	32,365	(537)	77,947	(913)
Non-agency	17,219	(142)	1,581	(5)	18,800	(147)
State and municipal securities	25,333	(326)	963	(5)	26,296	(331)
Asset backed securities	-	-	16,082	(376)	16,082	(376)
Other investments	35	(65)	-	-	35	(65)
Total	$120,284	$(1,229)	$50,991	$(923)	$171,275	$(2,152)

	December 31, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$2,795	$(17)	$2,607	$(72)	$5,402	$(89)
Mortgage backed securities
U.S. government sponsored entities and agencies	50,583	(670)	58,753	(1,516)	109,336	(2,186)
Non-agency	3,000	(7)	507	(4)	3,507	(11)
State and municipal securities	5,899	(47)	2,245	(14)	8,144	(61)
Asset backed securities	-	-	17,153	(191)	17,153	(191)
Total	$62,277	$(741)	$81,265	$(1,797)	$143,542	$(2,538)

Heritage Oaks Bancorp |  - 18 -

Note 4.  Investment Securities - continued

A total of 78 securities were in an unrealized loss position as of September 30, 2015, and 57 securities as of December 31, 2014.  As of September 30, 2015, the Company believes that unrealized losses in its investment securities portfolio are not attributable to credit quality, but rather fluctuations in market prices for these investments.  In the case of the agency mortgage related securities, they have contractual cash flows guaranteed by agencies of the U.S. Government.  While the Company’s investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration dependent on the instrument’s priority in the overall cash flow structure and the characteristics of the loans underlying the investment security. Management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery in value.  As of September 30, 2015, the Company does not believe unrealized losses related to any of its securities are other than temporary.

Sales of Available for Sale Securities

The proceeds from the sale of securities and the associated gains and losses are listed below:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Proceeds	$8,656	$19,991	$55,184	$98,379
Gross gains	136	457	815	814
Gross losses	-	(7)	(174)	(265)

Income tax expense on net realized gains from the sale of investment securities for the three months ended September 30, 2015 and 2014 was $57 thousand and $189 thousand. Income tax expense related to net realized gains on the sale of securities was $270 thousand and $231 thousand for the nine months ended September 30, 2015 and 2014, respectively.

Maturities of Available for Sale Securities

The amortized cost and fair value maturities of available for sale investment securities at September 30, 2015 are shown below. The table reflects the expected lives of mortgage backed securities, based on the Company’s historical prepayment experience, because borrowers who are party to loans underlying these securities may have the right to prepay obligations without prepayment penalties.  Therefore actual maturities may differ from contractual maturities. Contractual maturities are reflected for all other security types.

	September 30, 2015		December 31, 2014
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Due one year or less	$46,219	$46,291	$38,674	$38,587
Due after one year through five years	145,177	145,642	113,081	112,926
Due after five years through ten years	173,928	175,581	137,909	140,115
Due after ten years	65,238	65,236	64,307	63,952
Total	$430,562	$432,750	$353,971	$355,580

Securities having an amortized cost and a fair value of $141.5 million and $148.9 million, respectively, at September 30, 2015, and $67.3 million and $72.5 million, respectively, at December 31, 2014 were pledged to secure public deposits.  As of September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

Heritage Oaks Bancorp |  - 19 -

Note 4.  Investment Securities - continued

The following table summarizes earnings on both taxable and tax-exempt investment securities:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Taxable earnings on investment securities
Obligations of U.S. government agencies	$161	$112	$487	$226
Mortgage backed securities	938	1,152	2,529	3,370
State and municipal securities	151	38	339	40
Corporate debt securities	-	-	-	6
Asset backed securities	33	99	113	261
Non-taxable earnings on investment securities
State and municipal securities	581	545	1,725	1,452
Total	$1,864	$1,946	$5,193	$5,355

Note 5.  Loans and Allowance for Loan and Lease Losses

The following table provides a summary of outstanding loan balances:

	September 30, 2015			December 31, 2014
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
	(dollars in thousands)
Real Estate Secured
Commercial	$576,053	$5,714	$581,767	$584,056	$4,416	$588,472
Residential 1 to 4 family	154,327	568	154,895	126,640	561	127,201
Farmland	107,376	-	107,376	96,708	1,665	98,373
Multi-family residential	75,774	-	75,774	78,645	-	78,645
Construction and land	41,772	799	42,571	43,809	851	44,660
Home equity lines of credit	31,609	-	31,609	38,252	-	38,252
Total real estate secured	986,911	7,081	993,992	968,110	7,493	975,603
Commercial
Commercial and industrial	158,106	906	159,012	153,403	1,384	154,787
Agriculture	45,798	1,446	47,244	53,678	1,423	55,101
Other	-	-	-	14	-	14
Total commercial	203,904	2,352	206,256	207,095	2,807	209,902
Consumer	6,492	-	6,492	7,978	-	7,978
Total gross loans held for investment	1,197,307	9,433	1,206,740	1,183,183	10,300	1,193,483
Net deferred loan fees	(1,056)	-	(1,056)	(1,445)	-	(1,445)
Allowance for loan and lease losses	(17,214)	(82)	(17,296)	(16,802)	-	(16,802)
Total net loans held for investment	$1,179,037	$9,351	$1,188,388	$1,164,936	$10,300	$1,175,236

Loans held for sale	$5,366	$-	$5,366	$2,586	$-	$2,586

At September 30, 2015, and December 31, 2014, the loan portfolio includes loans purchased with evidence of deterioration in credit quality since their origination, referred to as “PCI loans.” These loans are specifically accounted for under ASC 310-30, as more fully discussed in Note 1. Summary of Significant Accounting Policies of the consolidated financial statements in the Company’s 2014 annual report filed on Form 10-K.  These loans were acquired as part of the MISN Transaction.  All other loans, referred to as “non-PCI loans,” consist of originated loans, as well as acquired and purchased loans which have not exhibited evidence of deteriorated credit quality since their origination.  Non-PCI loans are not accounted for within the scope of ASC 310-30.

Heritage Oaks Bancorp |  - 20 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

Gross loans include $195.8 million and $239.7 million of loans acquired in the MISN Transaction at September 30, 2015 and December 31, 2014, respectively.  These loans were recorded at fair value on the date of acquisition.  Of the loans acquired in the MISN transaction, $9.4 million and $10.3 million at September 30, 2015 and December 31, 2014, respectively, are considered PCI loans.  Loans held for sale are primarily single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within thirty to sixty days.

Under a blanket lien to the Federal Home Loan Bank (“FHLB”), the Bank has pledged $601.4 million in loans to secure a credit facility totaling $400.1 million, of which $78.5 million is outstanding as of September 30, 2015.  Of this credit facility, $11.5 million is available as a line of credit, while the remainder is available for potential future borrowings.  The Bank also has a collateralized borrowing line with the Federal Reserve Bank secured by $6.9 million of loans as of September 30, 2015.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate, including residential 1 to 4 family loans originated and held for sale, totaling $999.4 million and $978.2 million at September 30, 2015 and December 31, 2014, respectively.  These loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara and Ventura.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While management believes that the collateral presently securing this portfolio is adequate, there can be no assurances that deterioration in the California real estate market, or the impact of the current California drought on our real estate collateralized loans, would not expose the Company to significantly greater credit risk.

Loans Serviced for Others

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $41.8 million at September 30, 2015 and $44.8 million at December 31, 2014.

From time to time, the Company also originates SBA loans for sale and retains the servicing of the guaranteed portion of the loan sold.  At September 30, 2015 and December 31, 2014, the unpaid principal balance of SBA loans serviced for others totaled $9.0 million and $13.0 million, respectively.  No gains were recorded on the sale of SBA loans during the three or nine months ended September 30, 2015 and 2014.

Heritage Oaks Bancorp |  - 21 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

Impaired Loans

The following tables provide a summary of the Company’s recorded investment in non-PCI and PCI impaired loans as of September 30, 2015, and presents average balances and interest income recognized for non-PCI and PCI impaired loans for the three and nine months ended September 30, 2015.

				For the Three Months Ended		For the Nine Months Ended
	September 30, 2015			September 30, 2015		September 30, 2015
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$4,212	$5,676	$-	$4,247	$36	$4,158	$110
Construction and land	1,263	4,517	-	1,556	24	1,798	71
Residential 1 to 4 family	788	964	-	748	10	602	12
Farmland	498	498	-	385	7	558	26
Home equity lines of credit	85	86	-	85	-	119	-
Commercial
Commercial and industrial	3,126	3,528	-	3,252	10	3,541	45
Agriculture	653	744	-	654	6	671	7
Consumer	163	227	-	160	1	149	4
Total	10,788	16,240	-	11,087	94	11,596	275

With Related Allowance
Real Estate Secured
Construction and land	4,000	5,152	789	4,084	-	4,147	-
Commercial	453	671	94	461	-	476	-
Commercial
Commercial and industrial	1,731	1,736	231	1,444	22	1,139	50
Total	6,184	7,559	1,114	5,989	22	5,762	50
Total Non-PCI impaired loans	$16,972	$23,799	$1,114	$17,076	$116	$17,358	$325

				For the Three Months Ended		For the Nine Months Ended
	September 30, 2015			September 30, 2015		September 30, 2015
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$5,178	$6,663	$-	$5,189	$122	$5,297	$807
Residential 1 to 4 family	568	878	-	566	18	565	48
Construction and land	554	666	-	553	19	556	58
Commercial
Agriculture	1,446	1,500	-	1,440	30	1,437	87
Commercial and industrial	424	845	-	542	44	680	104
Total	8,170	10,552	-	8,290	233	8,535	1,104

With Related Allowance
Real Estate Secured
Commercial	536	547	41	537	10	536	38
Construction and land	245	248	6	254	5	272	15
Commercial
Commercial and industrial	482	483	35	490	10	500	33
Total	1,263	1,278	82	1,281	25	1,308	86
Total PCI loans	$9,433	$11,830	$82	$9,571	$258	$9,843	$1,190

Heritage Oaks Bancorp |  - 22 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

The following table provides a summary of the Company’s recorded investment in non-PCI and PCI impaired loans as of December 31, 2014, and presents average balances and interest income recognized for non-PCI and PCI impaired loans for the three and nine months ended September 30, 2014.

				For the Three Months Ended		For the Nine Months Ended
	December 31, 2014			September 30, 2014		September 30, 2014
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$4,000	$6,255	$-	$2,269	$6	$1,862	$19
Construction and land	1,470	2,355	-	1,315	7	1,550	37
Farmland	283	282	-	292	2	294	12
Residential 1 to 4 family	260	383	-	222	6	496	16
Home equity lines of credit	258	340	-	100	-	100	-
Commercial
Commercial and industrial	2,875	3,967	-	3,152	51	3,616	111
Agriculture	720	760	-	724	2	741	2
Consumer	112	201	-	118	1	145	3
Total	9,978	14,543	-	8,192	75	8,804	200

With Related Allowance
Real Estate Secured
Construction and land	4,876	8,499	1,472	6,380	16	6,602	58
Commercial	498	688	148	331	-	331	-
Commercial
Commercial and industrial	1,043	1,054	151	1,916	41	2,013	90
Total	6,417	10,241	1,771	8,627	57	8,946	148
Total Non-PCI impaired loans	$16,395	$24,784	$1,771	$16,819	$132	$17,750	$348

				For the Three Months Ended		For the Nine Months Ended
	December 31, 2014			September 30, 2014		September 30, 2014
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$4,432	$6,109	$-	$4,993	$130	$5,160	$327
Farmland	1,673	2,027	-	1,699	20	1,706	64
Construction and land	853	993	-	923	21	943	47
Residential 1 to 4 family	564	886	-	565	13	585	29
Home equity lines of credit	-	-	-	81	2	81	4
Commercial
Agriculture	1,431	1,492	-	1,301	34	1,291	62
Commercial and industrial	1,388	1,883	-	2,081	185	2,236	263
Total PCI loans	$10,341	$13,390	$-	$11,643	$405	$12,002	$796

The Company did not record income from the receipt of cash payments related to non-accruing loans during the three and nine months ended September 30, 2015 and 2014. Interest income recognized on impaired loans in the tables above represents interest on accruing troubled debt restructurings, and accretion on PCI loans. Valuation allowances for impaired loans have been determined on a loan-by-loan basis.

At September 30, 2015, there were no residential 1 to 4 family loans in process of foreclosure, or residential 1 to 4 family properties included in foreclosed assets.

Heritage Oaks Bancorp |  - 23 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

Troubled Debt Restructurings (“TDR”)

The following table provides a summary of loans that were classified as TDRs as of the dates indicated below:

	September 30, 2015			December 31, 2014
	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	$2,601	$209	$2,810	$2,449	$78	$2,527
Construction and land	1,217	4,046	5,263	1,109	5,149	6,258
Residential 1 to 4 family	617	171	788	130	130	260
Farmland	498	-	498	283	-	283
Commercial
Commercial and industrial	1,425	2,740	4,165	2,177	1,593	3,770
Agriculture	653	-	653	34	-	34
Consumer	116	10	126	69	-	69
Total non-PCI loans	7,127	7,176	14,303	6,251	6,950	13,201
PCI Loans
Real Estate Secured
Commercial	928	53	981	223	-	223
Construction and land	51	-	51	-	-	-
Commercial
Commercial and industrial	516	76	592	37	107	144
Total PCI loans	1,495	129	1,624	260	107	367
Total TDRs	$8,622	$7,305	$15,927	$6,511	$7,057	$13,568

The majority of the Company’s TDRs resulted from granting concessions with respect to interest rates, payment structure and/or maturity.  Modifications for the three and nine months ended September 30, 2015, and 2014 relate substantially to extensions of the maturity date at the loan’s original interest rate, which was lower than the current market rate for new debt with similar risk.  The maturity date extensions granted were for periods ranging from 6 months to 10 years.  As of September 30, 2015, the Company was not committed to lend any additional funds to borrowers whose obligations to the Company were restructured.  During the three and nine months ended September 30, 2015, an ALLL of approximately $0.1 million was established for one loan at the time the loan was modified as a TDR.  The financial effects of modifications for the three and nine months ended September 30, 2014 were not material.

Heritage Oaks Bancorp |  - 24 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

The following tables summarize loan modifications which resulted in TDRs during the periods presented below:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of TDRs	Investment	Investment	of TDRs	Investment	Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Residential 1 to 4 family	1	$129	$129	4	$753	$753
Farmland	1	232	232	2	730	730
Commercial	-	-	-	4	670	670
Construction and land	-	-	-	1	97	97
Commercial
Commercial and industrial	4	323	323	13	2,436	2,436
Agriculture	3	714	714	4	1,612	1,612
Consumer	1	11	11	2	68	68
PCI Loans
Real Estate Secured
Commercial	1	348	348	5	993	993
Construction and land	-	-	-	1	50	50
Commercial
Commercial and industrial	1	497	497	1	497	497
Total	12	$2,254	$2,254	37	$7,906	$7,906

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2014			September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of TDRs	Investment	Investment	of TDRs	Investment	Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Construction and land	2	$535	$535	4	$811	$811
Commercial	-	-	-	1	166	166
Commercial
Commercial and industrial	4	377	377	14	1,604	1,604
Agriculture	-	-	-	1	662	662
Consumer	-	-	-	1	73	73
PCI Loans
Real Estate Secured
Commercial	-	-	-	1	230	230
Commercial
Commercial and industrial	-	-	-	2	138	138
Total	6	$912	$912	24	$3,684	$3,684

Heritage Oaks Bancorp |  - 25 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

The following tables summarizes loans that were modified as troubled debt restructurings within the twelve months prior to the balance sheet date, and for which there was a payment default during the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015		September 30, 2015
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-PCI Loans	(dollars in thousands)
Commercial
Commercial and industrial	-	$-	1	$18
Total	-	$-	1	$18

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2014
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-PCI Loans	(dollars in thousands)
Commercial
Commercial and industrial	-	$-	1	$30
Total	-	$-	1	$30

Credit Quality

The following tables stratify loans held for investment by the Company’s internal risk grading system:

	September 30, 2015
	Credit Risk Grades
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	$547,307	$6,594	$22,152	$-	$576,053
Residential 1 to 4 family	153,200	-	1,127	-	154,327
Farmland	105,540	232	1,604	-	107,376
Multi-family residential	67,147	8,627	-	-	75,774
Construction and land	36,477	969	4,326	-	41,772
Home equity lines of credit	31,088	-	521	-	31,609
Commercial
Commercial and industrial	146,176	5,664	6,266	-	158,106
Agriculture	44,778	120	900	-	45,798
Other	-	-	-	-	-
Consumer	6,391	-	101	-	6,492
Total non-PCI loans	1,138,104	22,206	36,997	-	1,197,307
PCI Loans
Real Estate Secured
Commercial	-	1,760	3,954	-	5,714
Construction and land	245	51	503	-	799
Residential 1 to 4 family	451	-	117	-	568
Commercial
Agriculture	-	-	1,446	-	1,446
Commercial and industrial	34	171	701	-	906
Total PCI loans	730	1,982	6,721	-	9,433
Total loans held for investment	$1,138,834	$24,188	$43,718	$-	$1,206,740

Heritage Oaks Bancorp |  - 26 -

Note 5.  Loans and Allowance for Loan and Lease Losses - continued

	December 31, 2014
	Credit Risk Grades
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	$560,478	$3,010	$20,568	$-	$584,056
Residential 1 to 4 family	125,733	199	708	-	126,640
Farmland	92,481	2,665	1,562	-	96,708
Multi-family residential	78,023	-	622	-	78,645
Home equity lines of credit	37,638	-	614	-	38,252
Construction and land	37,422	-	6,387	-	43,809
Commercial
Commercial and industrial	138,202	2,943	12,104	154	153,403
Agriculture	52,678	280	720	-	53,678
Other	-	-	14	-	14
Consumer	7,873	-	105	-	7,978
Total non-PCI loans	1,130,528	9,097	43,404	154	1,183,183
PCI Loans
Real Estate Secured
Commercial	126	680	3,610	-	4,416
Farmland	-	-	1,665	-	1,665
Construction and land	294	-	557	-	851
Residential 1 to 4 family	-	-	561	-	561
Commercial
Agriculture	-	-	1,423	-	1,423
Commercial and industrial	36	97	1,175	76	1,384
Total PCI loans	456	777	8,991	76	10,300
Total loans held for investment	$1,130,984	$9,874	$52,395	$230	$1,193,483

Heritage Oaks Bancorp |  - 27 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

Aging of Loans Held for Investment

The following tables summarize the aging of loans held for investment as of the dates indicated below:

	September 30, 2015
		Days Past Due
				90+ and Still	Non-
	Current	30-59	60-89	Accruing	Accruing	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	$573,330	$659	$-	$-	$2,064	$576,053
Residential 1 to 4 family	154,156	-	-	-	171	154,327
Farmland	107,291	85	-	-	-	107,376
Multi-family residential	75,774	-	-	-	-	75,774
Construction and land	37,726	-	-	-	4,046	41,772
Home equity lines of credit	31,524	-	-	-	85	31,609
Commercial			-
Commercial and industrial	154,625	50	-	-	3,431	158,106
Agriculture	45,798	-	-	-	-	45,798
Other	-	-	-	-	-	-
Consumer	6,444	-	-	-	48	6,492
Total non-PCI loans	1,186,668	794	-	-	9,845	1,197,307
PCI Loans
Real Estate Secured
Commercial	5,661	-	-	-	53	5,714
Land	799	-	-	-	-	799
Residential 1 to 4 family	568	-	-	-	-	568
Commercial
Agriculture	1,446	-	-	-	-	1,446
Commercial and industrial	788	-	-	-	118	906
Total PCI loans	9,262	-	-	-	171	9,433
Total loans held for investment	$1,195,930	$794	$-	$-	$10,016	$1,206,740

Heritage Oaks Bancorp |  - 28 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2014
		Days Past Due
				90+ and Still	Non-
	Current	30-59	60-89	Accruing	Accruing	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	$581,971	$-	$-	$-	$2,085	$584,056
Residential 1 to 4 family	126,516	-	-	-	124	126,640
Farmland	96,708	-	-	-	-	96,708
Multi-family residential	78,645	-	-	-	-	78,645
Construction and land	38,572	-	-	-	5,237	43,809
Home equity lines of credit	37,994	-	-	-	258	38,252
Commercial
Commercial and industrial	151,656	-	21	-	1,726	153,403
Agriculture	52,992	-	-	-	686	53,678
Other	14	-	-	-	-	14
Consumer	7,876	56	3	-	43	7,978
Total non-PCI loans	1,172,944	56	24	-	10,159	1,183,183
PCI Loans
Real Estate Secured
Commercial	4,416	-	-	-	-	4,416
Farmland	1,665	-	-	-	-	1,665
Construction and land	851	-	-	-	-	851
Residential 1 to 4 family	561	-	-	-	-	561
Commercial
Agriculture	1,423	-	-	-	-	1,423
Commercial and industrial	1,008	-	-	-	376	1,384
Total PCI loans	9,924	-	-	-	376	10,300
Total loans held for investment	$1,182,868	$56	$24	$-	$10,535	$1,193,483

Purchased Credit Impaired Loans

As part of the MISN Transaction, disclosed in Note 2. Business Combination, the Company acquired certain loans which have exhibited evidence of credit deterioration since their origination.  The carrying amount and unpaid principal balance of these loans are as follows:

	September 30, 2015		December 31, 2014
	Unpaid Principal Balance	Carrying Amount	Unpaid Principal Balance	Carrying Amount
	(dollars in thousands)
Real Estate Secured
Commercial	$7,210	$5,714	$6,109	$4,416
Construction and land	914	799	993	851
Residential 1 to 4 family	878	568	886	561
Farmland	-	-	2,027	1,665
Total real estate secured	9,002	7,081	10,015	7,493
Commercial
Commercial and industrial	1,328	906	1,883	1,384
Agriculture	1,500	1,446	1,492	1,423
Total commercial	2,828	2,352	3,375	2,807
Total PCI loans	$11,830	$9,433	$13,390	$10,300

Heritage Oaks Bancorp |  - 29 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

The following table summarizes the accretable yield, or income expected to be collected for PCI loans:

For the Nine Months Ended

September 30, 2015
(dollars in thousands)
Balance, December 31, 2014	$4,374
Accretion of income	(1,190)
Reclassifications from nonaccretable difference (1)	861
Balance, September 30, 2015	$4,045

(1)          Reclassification from nonaccretable difference is attributable to positive changes in expected future cash flows on certain PCI loans.

Allowance for Loan and Lease Losses

The following table summarizes the activity in the allowance for loan and lease losses by portfolio segment for the periods presented below:

	For the Three Months Ended September 30, 2015
	Balance June 30, 2015	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance September 30, 2015
	(dollars in thousands)
Other real estate secured	$9,635	$-	$5	$615	$10,255
Commercial	4,993	(44)	327	209	5,485
Construction and land	1,940	-	24	(599)	1,365
Consumer	171	(1)	3	18	191
Unallocated	243			(243)	-
Total	$16,982	$(45)	$359	$-	$17,296

	For the Nine Months Ended September 30, 2015
	Balance December 31, 2014	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance September 30, 2015
	(dollars in thousands)
Other real estate secured	$9,129	$(55)	$81	$1,100	$10,255
Commercial	5,125	(187)	636	(89)	5,485
Construction and land	2,000	(34)	48	(649)	1,365
Consumer	202	(6)	11	(16)	191
Unallocated	346			(346)	-
Total	$16,802	$(282)	$776	$-	$17,296

	For the Three Months Ended September 30, 2014
	Balance June 30, 2014	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance September 30, 2014
	(dollars in thousands)
Other real estate secured	$8,747	$(10)	$(20)	$802	$9,519
Commercial	4,436	-	174	(296)	4,314
Construction and land	3,054	-	9	(721)	2,342
Consumer	100	(2)	1	10	109
Unallocated	298			205	503
Total	$16,635	$(12)	$164	$-	$16,787

Heritage Oaks Bancorp |  - 30 -

Note 5.  Loans and Allowance for Loan and Lease Losses – continued

	For the Nine Months Ended September 30, 2014
	Balance December 31, 2013	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance September 30, 2014
	(dollars in thousands)
Other real estate secured	$9,025	$(1,119)	$35	$1,578	$9,519
Commercial	4,781	(650)	628	(445)	4,314
Construction and land	3,660	-	32	(1,350)	2,342
Consumer	131	(8)	10	(24)	109
Unallocated	262			241	503
Total	$17,859	$(1,777)	$705	$-	$16,787

The following tables disaggregate the allowance for loan and lease losses and the recorded investment in loans by impairment methodology as of the dates presented below:

	September 30, 2015
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$94	$10,120	$41	$6,036	$939,103	$6,282
Commercial	231	5,219	35	5,510	198,394	2,352
Construction and land	789	570	6	5,263	36,509	799
Consumer	-	191	-	163	6,329	-
Unallocated	-	-	-
Total	$1,114	$16,100	$82	$16,972	$1,180,335	$9,433

	December 31, 2014
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$148	$8,981	$-	$5,299	$918,975	$6,669
Commercial	151	4,974	-	4,633	202,450	2,819
Construction and land	1,472	528	-	6,346	37,461	853
Consumer	-	202	-	112	7,866	-
Unallocated	-	346	-
Total	$1,771	$15,031	$-	$16,390	$1,166,752	$10,341

At September 30, 2015, total gross loans of $1.2 billion in the table above include $195.8 million of loans acquired through the MISN Transaction.  These loans were initially recorded at fair value, and had no related ALLL on the acquisition date.  The ALLL for acquired non-PCI loans at September 30, 2015 and December 31, 2014 was $0.4 million, and $1.0 million, respectively, and is the result of determining, through the Company’s ALLL methodology, that the existing discount for acquired non-PCI loans was no longer deemed sufficient to cover probable losses incurred in particular segments of the loan portfolio, specifically commercial and industrial, other real estate secured, and consumer loans. The incremental ALLL allocation for acquired non-PCI loans was not driven by deterioration in credit quality; rather due to the acceleration of accretion of purchase discounts related to loan pay-downs and payoffs of loans within these segments of the acquired loan portfolio.  The ALLL allocated to acquired non-PCI loans is included in the ALLL attributable to loans collectively evaluated for impairment in the tables above.  The ALLL for PCI loans was $82 thousand at September 30, 2015, and resulted from unfavorable changes in expected future cash flows on certain PCI loans.  There was no ALLL for PCI loans at December 31, 2014.

Heritage Oaks Bancorp |  - 31 -

Note 6.  Income Taxes

Deferred tax assets relate to amounts that are expected to be realized through subsequent reversals of existing temporary differences over the period they are expected to reverse.  The ultimate realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are expected to reverse.  U.S. GAAP requires that companies assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence, both positive and negative, that can be objectively verified.  At September 30, 2015 and December 31, 2014 there was no valuation allowance for the Company’s deferred tax assets.  The Company’s deferred tax assets totaled $21.4 million at September 30, 2015, and $24.9 million at December 31, 2014.

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 are open to audit by federal and state taxing authorities.  The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of September 30, 2015 and December 31, 2014.

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

Note 7.  Goodwill and Other Intangible Assets

At September 30, 2015 and December 31, 2014 the balance of goodwill was $24.9 million.  Other intangible assets consist of core deposit intangibles (“CDI”), which are attributable to the acquisition of core deposit balances, including those acquired in the MISN Transaction.  CDI assets are subject to amortization.  At September 30, 2015 and December 31, 2014 the balance of CDI was $4.6 million, and $5.3 million, respectively.  Amortization of CDI for the nine months ended September 30, 2015 and 2014 was approximately $0.8 million during both periods.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of CDI as of September 30, 2015, and provides an estimate for future amortization for 2015 and the next five years:

	September 30, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(dollars in thousands)
Core deposit intangibles	$9,261	$(4,701)	$4,560

	September 30, 2015
	Beginning Balance	Estimated Remaining Amortization	Projected Ending Balance
	(dollars in thousands)
Period
Year 2015	$4,560	$(262)	$4,298
Year 2016	4,298	(944)	3,354
Year 2017	3,354	(588)	2,766
Year 2018	2,766	(549)	2,217
Year 2019	2,217	(522)	1,695
Year 2020	1,695	(441)	1,254

Heritage Oaks Bancorp |  - 32 -

Note 8.  Share-Based Compensation Plans

As of September 30, 2015, the Company had one active share-based employee compensation plan, which was approved by the Company’s shareholders in May 2015.  This plan, referred to as the “2015 Equity Incentive Plan,” authorizes the Company to grant various types of share-based compensation awards to the Company’s employees and Board of Directors such as stock options, and restricted stock awards.  Under the 2015 Equity Incentive Plan a maximum of 2,500,000 shares of the Company’s common stock may be issued.  Shares issued under this plan, other than stock options and stock appreciation rights, are counted against the plan on a two shares for every one share actually issued basis.  Awards that are cancelled, expired, forfeited, fail to vest, or otherwise result in issued shares not being delivered to the grantee, are again made available for the issuance of future share-based compensation awards.  Additionally, under this plan, no one individual may be granted shares in aggregate that exceed more than 250,000 shares during any calendar year.  The Company’s Board of Directors may terminate the 2015 Equity Incentive Plan at any time, and for any reason before the plan expires on December 3, 2024.

The Company also has two non-active share-based compensation plans, which are more fully described in Note 12. Share-Based Compensation Plans, of the condensed consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.  These plans include the “1997 Stock Option Plan” and the “2005 Equity Based Compensation Plan.”  As of September 30, 2015 no further grants can be made from either of these plans.

The following table provides a summary of the expenses the Company has recognized related to share-based compensation for the periods indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Share-based compensation expense:
Stock options	$126	$109	$374	$370
Restricted stock	153	148	440	353
Total expense	$279	$257	$814	$723
Unrecognized compensation expense:
Stock options	$1,133	$1,156
Restricted stock	982	1,067
Total unrecognized expense	$2,115	$2,223

At September 30, 2015 unrecognized compensation expense related to non-vested stock options and restricted stock awards is expected to be recognized over weighted average periods of 2.8 years and 1.9 years, respectively.

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

The following table provides a summary of activity related to restricted stock granted, vested and forfeited:

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2014	206,443	$6.65
Granted	84,951	7.87
Vested	(88,534)	6.49
Forfeited	(30,121)	7.10
Balance September 30, 2015	172,739	$7.26

Included in the table above are performance-based grants of restricted stock totaling 23,408 shares as of September 30, 2015.

Heritage Oaks Bancorp |  - 33 -

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

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during the periods presented:

	For the Nine Months Ended
	September 30,
	2015	2014
Expected volatility	36.38%	49.83%
Expected term (years)	5.00	5.66
Dividend yield	2.82%	0.59%
Risk free rate	1.54%	1.76%
Weighted-average grant date fair value	$1.97	$3.39

The following table provides a summary of activity related to options granted, exercised, and forfeited during the nine months ended September 30, 2015:

	Options Outstanding		Options
	Number	Weighted Average	Available for
	of Shares	Exercise Price	Grant (1)
Balance, December 31, 2014	742,557	$6.83	2,003,176
Granted	375,429	7.70
Forfeited	(98,352)	6.94
Exercised	(47,554)	4.90
Expired	(11,812)	13.18
Balance, September 30, 2015	960,268	$7.18	2,235,402

(1)    Shares available for grant as of December 31, 2014 were from the 2005 Equity Based Compensation Plan, which expired in March 2015.  As of September 30, 2015, no further grants can be made from that plan.  Shares available for grant as of September 30, 2015 are from the 2015 Equity Incentive Plan, which was approved by the Company’s shareholders in May 2015.

The following table provides a summary of the aggregate intrinsic value of options vested and expected to vest and exercisable as of September 30, 2015:

	September 30, 2015
			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	908,273	$7.16	7.92	$1,028,678
Exercisable	350,160	$6.81	6.09	$705,664

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, which is subject to change based on the fair market value of the Company’s stock.  The aggregate intrinsic value of options exercised was $153 thousand for the nine months ended September 30, 2015.

Heritage Oaks Bancorp |  - 34 -

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios, including those applicable following the implementation of Basel III as of January 1, 2015:

	Basel III			Pre-Basel III
	Regulatory			Regulatory
	Standard to be			Standard to be
	Well	September 30, 2015		Well	December 31, 2014		September 30, 2014
	Capitalized (1)	Company	Bank	Capitalized (1)	Company	Bank	Company	Bank
Ratio
Common Equity Tier I capital	6.50%	12.81%	12.52%	N/A	N/A	N/A	N/A	N/A
Leverage ratio	5.00%	9.96%	9.44%	5.00%	10.22%	9.83%	10.00%	9.77%
Tier I capital	8.00%	13.20%	12.52%	6.00%	13.13%	12.63%	12.87%	12.58%
Total risk-based capital	10.00%	14.46%	13.77%	10.00%	14.38%	13.88%	14.12%	13.83%

(1)          Reflects minimum threshold to be considered “well capitalized” under the Prompt Corrective Action framework, specific to depository institutions.

Heritage Oaks Bancorp |  - 35 -

Note 9.  Shareholders’ Equity - continued

Preferred Stock

Under its Amended Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

On June 4, 2015, the holder of the Company’s Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”) completed the exchange of its remaining 348,697 shares of Series C Preferred Stock for shares of the Company’s common stock on a one-for-one exchange ratio basis.  As of September 30, 2015, there were no shares of the Company’s Series C Preferred Stock issued and outstanding.

The fair market value of the Company’s common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock on the date the Company made a firm commitment to issue the Series C Preferred Stock.  As a result, the Series C Preferred Stock was issued with a beneficial conversion feature associated with it.  In connection with the exchange of all remaining outstanding shares of the Series C Preferred Stock on June 4, 2015, the Company recorded the remaining beneficial conversion feature of $70 thousand during the second quarter of 2015 through a charge to retained earnings.

Cash Dividends

On March 2, 2015, the Company paid a cash dividend of $0.05 per share to holders of the Company’s common stock and Series C Preferred Stock as of February 16, 2015.

On June 1, 2015, the Company paid a cash dividend of $0.06 per share to holders of the Company’s common stock and Series C Preferred Stock as of May 15, 2015.

On August 31, 2015, the Company paid a cash dividend of $0.06 per share to holders of the Company’s common stock as of August 17, 2015.

As discussed in Note 13. Subsequent Events, of these condensed consolidated financial statements, on October 28, 2015, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on November 30, 2015, to shareholders of the Company’s common stock as of November 16, 2015.

During the three and nine months ended September 30, 2014, the Company paid a cash dividend of $0.03 per share to holders of the Company’s common stock and Series C Preferred Stock.

Stock Repurchase Program

In June 2015, the Company announced it had amended its previously announced plan for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18.  Repurchase program activity pursuant to the amended plan commenced on July 1, 2015 and will continue in effect until January 31, 2016 or expire earlier upon completion of the repurchase of $5.0 million of the Company’s common stock, as well as under certain other circumstances set forth in the repurchase plan agreement. The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares repurchased as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

As of September 30, 2015, the Company had repurchased 55,428 shares of its common stock under this plan at an average price of $7.47 per share.  Repurchases of common stock during the first nine months of 2015 totaled 3,696 shares, and were purchased at an average price of $7.52 per share.  There were no repurchases of common stock during the third quarter of 2015.

Heritage Oaks Bancorp |  - 36 -

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

The following tables set forth number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Three Months Ended September 30,
	2015		2014
	Net		Net
	Income	Shares	Income	Shares
	(dollars in thousands, except per share data)

Net income	$4,002		$3,429
Accretion on preferred stock	-		-
Net income available to common shareholders	$4,002		$3,429

Weighted average shares outstanding		34,158,081		33,992,465
Basic earnings per common share	$0.12		$0.10

Dilutive effect of share-based compensation awards		124,286		153,735
Weighted average diluted shares outstanding		34,282,367		34,146,200
Diluted earnings per common share	$0.12		$0.10

	For the Nine Months Ended September 30,
	2015		2014
	Net		Net
	Income	Shares	Income	Shares
	(dollars in thousands, except per share data)

Net income	$11,871		$4,613
Accretion on preferred stock	70		-
Net income available to common shareholders	$11,801		$4,613

Weighted average shares outstanding		34,111,079		32,322,194
Basic earnings per common share	$0.35		$0.14

Dilutive effect of share-based compensation awards		147,285		197,324
Weighted average diluted shares outstanding		34,258,364		32,519,518
Diluted earnings per common share	$0.34		$0.14

For the three and nine months ended September 30, 2015 and 2014, common stock equivalents totaling approximately 126,000 shares and 160,000 shares and 35,000 shares and 114,000 shares respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

Note 11.  Commitments and Contingencies

In the normal course of business, various claims and lawsuits are brought by and against the Company. At September 30, 2015, the Company does not believe the disposition of all pending or threatened proceedings will have a material effect on the Company’s condensed consolidated financial statements.

Heritage Oaks Bancorp |  - 37 -

Note 11.  Commitments and Contingencies - continued

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

As of September 30, 2015, and December 31, 2014, the Company had the following outstanding financial commitments:

	September 30,	December 31,
	2015	2014
	(dollars in thousands)

Commitments to extend credit	$270,024	$237,733
Standby letters of credit (1)	12,960	15,542
Total commitments and standby letters of credit	$282,984	$253,275

(1) Includes a standby letter of credit to one customer in the amount of $10.4 million at September 30, 2015 and December 31, 2014.

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest.  At September 30, 2015 and December 31, 2014, the Company had $26.3 million and $35.7 million in fixed rate commitments, and $256.7 million and $217.5 million in variable rate commitments.

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

Note 13. Subsequent Events

Dividend Declaration

On October 28, 2015, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on November 30, 2015, to shareholders of the Company’s common stock as of November 16, 2015.

Heritage Oaks Bancorp |  - 38 -

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed herein include the following: renewed softness in the economy, and the response of federal and state governments and our banking regulators thereto; the effect of the current low interest rate environment or changes in interest rates on our net interest margin; changes in the Company’s business strategy or development plans; our ability to attract and retain qualified employees; the threat and impact of cyber-attacks on our and our third party vendors information technology infrastructure; any compromise in the secured transmission of confidential information over public networks; environmental conditions, including the prolonged drought in California, natural disasters such as earthquakes, landslides and wildfires, that may disrupt business, impede operations, or negatively impact the ability of certain borrowers to repay their loans and/or values of collateral securing loans; the possibility of an unfavorable ruling in a legal matter in which the Company is involved, and the potential impact that it may have on earnings, reputation, or the Company’s operations; and the possibility that any expansionary activities will be impeded while the FDIC’s and CA DBO’s joint BSA Consent Order remains outstanding, and that we will be unable to comply with the requirements set forth in the BSA Consent Order, which could result in restrictions on our operations.

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

Heritage Oaks Bancorp |  - 39 -

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

Heritage Oaks Bancorp is a California corporation organized in 1994 to act as a holding company for Heritage Oaks Bank, which was founded in 1983, and serves San Luis Obispo, Santa Barbara and Ventura counties.  As of September 30, 2015, the Bank operated two branch offices each in Paso Robles, and San Luis Obispo; single branch offices in Atascadero, Templeton, Cambria, Morro Bay, Arroyo Grande, Santa Maria, Goleta and Santa Barbara; as well as a single loan production office in Ventura/Oxnard.

The principal business of the Bank consists of attracting deposits and investing these funds primarily in commercial real estate and commercial business loans, loans secured by first mortgages on one-to-four family residences, operating and real estate procurement loans for agricultural businesses, multi-family residential property loans and a variety of consumer loans.  The Bank also originates one-to-four family residential mortgages for sale in the secondary market.  The Bank received approval to sell home loans directly to Fannie Mae in 2014.  The Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificates of deposit and checking accounts.  The Bank solicits deposits primarily in its market area, and periodically accepts brokered deposits.

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

On February 28, 2014, the Company completed the acquisition of Mission Community Bancorp and its subsidiary Mission Community Bank (collectively “MISN”, or the “MISN Transaction”).  The total value of the transaction was $69.0 million, which was comprised of cash of $8.7 million and 7,541,326 shares of the Bancorp’s common stock valued at $60.3 million, based on the $7.99 closing price of the Bancorp’s common stock on February 28, 2014.  The operating results of MISN beginning on March 1, 2014 are included in the Company’s condensed consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2015, and 2014, respectively.

Strategic Initiatives

•                  Continue as a public company with a common stock that is quoted and traded on a national exchange.  In addition to providing access to growth capital, we believe a “public currency” provides flexibility in structuring acquisitions and will allow us to attract and retain qualified management through equity-based compensation.

•                  Expand our commercial and agribusiness loan portfolios to diversify both our customer base and the maturities within the loan portfolio, and to benefit from the low cost deposits associated with non-interest bearing demand accounts connected to commercial and agribusiness customers.  The Bank successfully recruited and installed an agribusiness team in 2012 which contributed to a significant increase in the Bank’s agribusiness lending presence in the Central Coast region of California.  We have more recently recruited bankers with experience and knowledge of commercial and industrial lending in the markets we serve, in order to promote growth in this segment of our loan portfolio.

•                  Enhance the residential lending product mix and loan sale alternatives. The Bank is currently able to originate and sell qualified loans directly to various investors.

Heritage Oaks Bancorp |  - 40 -

•                  Invest in infrastructure in order to have the ability to scale efficiently and effectively, in line with our long-term goal of creating a community banking franchise of $3.0 billion to $5.0 billion in total assets.

The comparability of the Company’s operating results for the three and nine months ended September 30, 2015 and 2014 is significantly impacted by the Company’s acquisition of MISN on February 28, 2014.

Financial Highlights

The Company generated net income available to common shareholders of $4.0 million or $0.12 per diluted common share, and $11.8 million or $0.34 per diluted common share for the three and nine months ended September 30, 2015, respectively as compared to net income available to common shareholders of $3.4 million or $0.10 per diluted common share and $4.6 million or $0.14 per diluted common share for the same periods ended a year earlier.

Significant factors impacting the Company’s net income during the quarter ended September 30, 2015 are discussed below:

•                  Net interest income was $15.4 million, or 3.58% of average interest earning assets (“net interest margin” or “NIM”), for the third quarter of 2015 compared with net interest income of $15.6 million, and a 3.98% NIM, for the same period a year earlier.  Net interest income was $46.1 million, and our NIM was 3.72% for the year to date period through September 30, 2015, compared with $43.2 million, and a 3.98% NIM, for the same prior year period.  The decline in our NIM for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was primarily due to declining loan yields and a decline in the yield on investment securities, stemming from the prevailing low interest rate environment.  Although the decline in loan yields and the yield on investment securities negatively impacted our NIM, the impact on net interest income was partially offset by a $155.9 million increase in average earning assets, attributable primarily to a $88.2 million increase in average loans, and a $40.2 million increase in average investment securities, as compared to the third quarter of 2014.  The combined impact of the decline in loan and investment securities yields, and the increase in average earning assets resulted in a decline of $0.2 million in the level of net interest income for the third quarter of 2015 as compared to the third quarter of 2014.  The increase in net interest income for the nine months ended September 30, 2015 as compared to the same period a year ago is primarily due to the inclusion of MISN’s earning assets for nine full months in 2015 versus just seven months in 2014.  This was also the primary driver of a $208.3 million year over year increase in average earning assets.

•                  Non-interest expense declined by $1.2 million or 9.2%, and $8.0 million or 18.5% to $12.2 million, and $35.4 million for the three and nine months ended September 30, 2015, respectively, compared to $13.4 million, and $43.4 million for the three and nine months ended September 30, 2014, respectively.  The decrease in non-interest expense for the third quarter of 2015 as compared to the third quarter a year ago was largely the result of a $0.8 million decrease of merger, restructure, and integration costs related to the MISN Transaction, and a $0.6 million decrease of salaries and employee benefits costs attributable to the consolidation of our branch network in the latter part of 2014.  These decreases were partially offset by an increase in professional services costs of $0.4 million.  The decrease in non-interest expense for the first nine months of 2015 is primarily due to an $8.9 million decrease in merger, restructure, and integration costs, offset by a $1.7 million increase in professional services expense.

•                  No provisions for loan and lease losses were recorded for the three and nine months ended September 30, 2015 and 2014.  The Company has not required a loan and lease loss provision since 2012 due to stabilization in the level of classified loans, a continued overall improvement in the credit quality of the loan portfolio, and declining levels of specific reserves for impaired loans.  As of September 30, 2015, MISN legacy loans have $0.5 million or a 0.26%, allowance for loan and lease losses (“ALLL”) allocated to them.  Additionally, the un-accreted purchase discounts on these loans represents 3.00% of the remaining balance of loans acquired through the MISN Transaction.

•                  Non-interest income decreased by $0.2 million to $2.8 million for the third quarter of 2015, and increased by $0.9 million to $8.1 million for the first nine months of 2015, compared to $3.0 million, and $7.2 million for the same prior year periods, respectively.  The decrease in non-interest income for the current quarter, as compared to the third quarter of 2014, is primarily a result of lower gains on the sale of investment securities, lower fees and service charge income, and a decrease in other income attributable to fewer recoveries on fully charged-off MISN loans that had no value at the time of the MISN Transaction.  These decreases were partially offset by gains on the extinguishment of debt, primarily attributable to the redemption of junior subordinated debentures during the third quarter of 2015.  The increase in non-interest income for the first nine months of 2015 is primarily due to increases in gain on sale of mortgage loans and other mortgage fee income, gains recorded on the extinguishment of debt, and gains on the sale of investment securities.

Heritage Oaks Bancorp |  - 41 -

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

Allowance for Loan and Lease Losses

In connection with the determination of the specific credit component of the ALLL for impaired loans in the loan portfolio, management obtains independent appraisals at least once a year for significant properties.  Although management uses all available information to recognize losses on impaired loans, future additions to the ALLL may be necessary based on changes in local economic conditions or other factors outside our control.

As also discussed in Note 1. Summary of Significant Accounting Policies, of the condensed consolidated financial statements during the third quarter of 2015, the Company made a specific enhancement to its methodology for determining the general reserve component of the allowance for loan and lease losses (“ALLL”).  This enhancement related specifically to the methodology used to calculate the loss rates for loan risk grades within each loan type in the determination of the general reserve component of the ALLL.  The enhanced methodology uses more granular loan level data to calculate loss rates for specific loan grades within each loan type, allowing for more detailed loan migration analysis, and the ability to determine more precise average loss rates for each loan risk grade.  Although the total general reserve component of the ALLL for each loan type and portfolio segment is still based on total average historical losses for their respective loan types, management believes the allocation of the ALLL to each loan risk grade, within each loan type and the evaluation of the loss emergence period has become more precise under this methodology enhancement.

The implementation of the ALLL model enhancements did not result in a required increase or decrease in the balance of the ALLL, or a material impact to the overall allocation of the ALLL.  The ALLL model enhancement has allowed the Company to apply more precision in determining loss rates for specific loan grades within each loan type.  Sections of the accounting policy for the ALLL, which have been updated to reflect the methodology enhancement, are provided in Note 1. Summary of Significant Accounting Policies, of the condensed consolidated financial statements, filed as part of this Form 10-Q.

The general portfolio component of the ALLL is determined by pooling loans by collateral type and purpose.  These loans are then further segmented by an internal loan grading system that classifies the credit quality of loans as: pass, special mention, substandard and doubtful.  Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation.  Estimated loss rates are determined through a migration analysis of historical loss rates for each segment of the loan portfolio, based on the Company’s prior experience with such loans.  In addition, adjustments are made to historical loss factors, based on the qualitative analysis of certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.

Loans and leases acquired through purchase or through a business combination, such as those acquired in the MISN Transaction, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value. Therefore, an ALLL is not recorded at the acquisition date.  These loans include purchased credit impaired loans (“PCI loans”), which are accounted for under ASC 310-30, and all other loans acquired without impairment indicators, and not accounted for within the scope of ASC 310-30, (“non-PCI loans”).  Should the Company’s ALLL methodology indicate that the credit discount associated with acquired, non-PCI loans, is no longer sufficient to cover probable losses inherent in those loans, the Company establishes an ALLL for those loans through a charge to provision for loan and lease losses. Acquired loans are evaluated upon acquisition for evidence of deterioration in credit quality since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments.  Such loans are classified as PCI loans, while all other acquired loans are classified as non-PCI loans.

Heritage Oaks Bancorp |  - 42 -

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

Quarterly, management performs an evaluation of expected future cash flows for PCI loans.  If current expectations of future cash flows are less than management’s previous expectations, other than due to decreases in interest rates and prepayment assumptions, an ALLL is recorded with a charge to current period earnings through a provision for loan and lease losses.  If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company will first reduce any previously established ALLL, and then record an adjustment to interest income through a prospective increase in the accretable yield.

Because of all the variables that go into the determination of both the specific and general allocation components of the ALLL, it is reasonably possible that the ALLL may change in future periods and those changes could be material and have an adverse effect on our financial condition and results of operations.  See also Note 5. Loans and Allowance for Loan and Lease Losses, of the condensed consolidated financial statements filed as part of this Form 10-Q.

Fair Value of Assets Purchased and Liabilities Assumed through Strategic Acquisitions

When the Company acquires the assets and assumes the liabilities of other financial institutions, U.S. GAAP requires an assessment of the fair value of those individual assets and liabilities.  This fair value may differ from the cost basis recorded on the acquired institution’s financial statements.  Management performs an initial assessment to determine which assets and liabilities must be designated for fair value analysis.  Management typically engages experts in the field of valuation to perform the valuation of significant assets and liabilities and, after assessing the resulting fair value computation, will utilize such value in computing the initial purchase accounting adjustments for the acquired assets.  It is possible that these values could be viewed differently through either alternative valuation approaches or if performed by different experts.  Management is responsible for determining that the values determined by experts are reasonable.  As of December 31, 2014, adjustments to the fair value of assets acquired and liabilities assumed in the MISN Transaction were complete.  See also Note 2. Business Combination, of the condensed consolidated financial statements filed as part of this Form 10-Q.

Realizability of Deferred Tax Assets

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse.  If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized, a valuation allowance must be established.  See also Note 6. Income Taxes, of the condensed consolidated financial statements filed as part of this Form 10-Q.

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of observable pricing.  Financial instruments with readily available actively quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments.  Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the financial instrument, including but not limited to credit and duration profiles.  See also Note 3. Fair Value of Assets and Liabilities of the condensed consolidated financial statements filed as part of this Form 10-Q.

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

Heritage Oaks Bancorp |  - 43 -

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	At or For The Three Months Ended
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
	(dollars in thousands, except per share data)
Consolidated Income Data
Interest income	$16,957	$16,741	$16,928	$17,064	$16,895
Interest expense	1,561	1,499	1,430	1,338	1,324
Net interest income	15,396	15,242	15,498	15,726	15,571
Provision for loan and lease losses	-	-	-	-	-
Net interest income after provision for loan and lease losses	15,396	15,242	15,498	15,726	15,571
Non-interest income	2,806	2,271	3,001	2,354	2,982
Non-interest expense	12,151	11,429	11,813	11,385	13,382
Income before income tax expense	6,051	6,084	6,686	6,695	5,171
Income tax expense	2,049	2,284	2,617	2,343	1,742
Net income	4,002	3,800	4,069	4,352	3,429
Accretion on preferred stock	-	70	-	168	-
Net income available to common shareholders	$4,002	$3,730	$4,069	$4,184	$3,429
Share and Per Share Data
Earnings per common share - basic	$0.12	$0.11	$0.12	$0.13	$0.10
Earnings per common share - diluted	$0.12	$0.11	$0.12	$0.13	$0.10
Dividends declared per common share	$0.06	$0.06	$0.05	$0.05	$0.03
Divdend payout ratio	50.70%	54.16%	42.10%	39.40%	29.95%
Common book value per share	$5.98	$5.89	$5.92	$5.81	$5.76
Tangible common book value per share	$5.12	$5.02	$5.03	$4.92	$4.85
Actual shares outstanding at end of period	34,352,445	34,314,242	33,950,518	33,905,060	33,082,205
Weighted average shares outstanding - basic	34,158,081	34,105,192	34,107,168	33,301,966	33,992,465
Weighted average shares outstanding - diluted	34,282,367	34,249,591	34,266,482	33,433,813	34,146,200
Selected Consolidated Balance Sheet Data
Total cash and cash equivalents	$112,270	$129,013	$75,478	$35,580	$50,827
Total investments and other securities	$432,750	$379,824	$364,498	$355,580	$382,437
Total gross loans held for investment	$1,206,740	$1,191,153	$1,207,319	$1,193,483	$1,151,576
Allowance for loan and lease losses	$(17,296)	$(16,982)	$(16,913)	$(16,802)	$(16,787)
Total assets	$1,873,925	$1,828,379	$1,776,594	$1,710,127	$1,716,224
Total deposits	$1,571,770	$1,511,639	$1,460,268	$1,394,804	$1,422,934
Federal Home Loan Bank borrowings	$78,546	$93,550	$93,554	$95,558	$75,562
Junior subordinated debt	$10,389	$13,338	$13,286	$13,233	$13,179
Total shareholders’ equity	$205,458	$202,082	$201,943	$197,940	$194,119
Average assets	$1,844,742	$1,796,615	$1,740,486	$1,712,605	$1,691,508
Average earning assets	$1,708,398	$1,664,972	$1,605,435	$1,577,563	$1,552,548
Average shareholders’ equity	$204,063	$202,481	$199,807	$196,238	$193,061
Selected Financial Ratios
Return on average assets	0.86%	0.85%	0.95%	1.01%	0.80%
Return on average equity	7.78%	7.53%	8.26%	8.80%	7.05%
Return on average tangible common equity	9.10%	8.71%	9.79%	10.20%	8.55%
Net interest margin (1)	3.58%	3.67%	3.92%	3.95%	3.98%
Efficiency ratio (2)	67.81%	64.04%	64.13%	61.67%	71.90%
Non-interest expense to average assets	2.61%	2.55%	2.75%	2.64%	3.14%
Capital Ratios
Average equity to average assets	11.06%	11.27%	11.48%	11.46%	11.41%
Common Equity Tier 1 Capital ratio	12.81%	12.96%	12.50%	N/A	N/A
Leverage ratio	9.96%	10.22%	10.38%	10.22%	10.00%
Tier 1 Risk-Based Capital ratio	13.20%	13.55%	13.12%	13.13%	12.87%
Total Risk-Based Capital ratio	14.46%	14.80%	14.36%	14.38%	14.12%
Selected Asset Quality Ratios
Non-performing loans to total gross loans (3)	0.83%	0.97%	0.98%	0.88%	0.89%
Non-performing assets to total assets (4)	0.55%	0.65%	0.69%	0.62%	0.60%
Allowance for loan and lease losses to total gross loans	1.43%	1.43%	1.40%	1.41%	1.46%
Net recoveries to average loans	-0.11%	-0.02%	-0.04%	-0.01%	-0.06%

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

(3)             Non-performing loans are defined as loans that are past due 90 days or more, as well as loans placed on non-accrual status.

(4)             Non-performing assets are defined as all non-performing loans, and OREO assets.

Heritage Oaks Bancorp |  - 44 -

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

The tables below set forth the details that make up net interest margin including, average balance sheet information, interest income and expense, average yields and rates and net interest income and margin:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2015			September 30, 2014
		Yield/	Income/		Yield/	Income/
	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
	(dollars in thousands)
Interest Earning Assets
Interest earning deposits in other banks	$99,812	0.23%	$58	$72,348	0.20%	$36
Investment securities	414,519	1.78%	1,864	374,359	2.06%	1,946
Other investments	9,838	10.24%	254	9,839	6.77%	168
Loans (1) (2)	1,184,229	4.95%	14,781	1,096,002	5.34%	14,745
Total interest earning assets	1,708,398	3.94%	16,957	1,552,548	4.32%	16,895
Allowance for loan and lease losses	(17,216)			(16,696)
Other assets	153,560			155,656
Total assets	$1,844,742			$1,691,508

Interest Bearing Liabilities
Interest bearing demand	$118,441	0.11%	$32	$106,382	0.11%	$30
Savings	103,891	0.10%	26	104,757	0.10%	26
Money market	526,657	0.27%	355	438,824	0.29%	317
Time deposits	256,554	0.82%	528	289,886	0.75%	545
Total interest bearing deposits	1,005,543	0.37%	941	939,849	0.39%	918
Federal Home Loan Bank borrowing	86,157	2.25%	489	65,824	1.59%	264
Junior subordinated debentures	11,726	4.43%	131	13,145	4.29%	142
Total borrowed funds	97,883	2.51%	620	78,969	2.04%	406
Total interest bearing liabilities	1,103,426	0.56%	1,561	1,018,818	0.52%	1,324
Non interest bearing demand	528,354			467,868
Total funding	1,631,780	0.38%	1,561	1,486,686	0.35%	1,324
Other liabilities	8,899			11,761
Total liabilities	1,640,679			1,498,447

Shareholders’ Equity
Total shareholders’ equity	204,063			193,061
Total liabilities and shareholders’ equity	$1,844,742			$1,691,508

Net interest margin (3)		3.58%	$15,396		3.98%	$15,571
Interest rate spread		3.38%			3.80%
Cost of deposits		0.24%			0.26%

(1)          Non-accruing loans have been included in total loans.

(2)          Interest income includes fees on loans.

(3)          Net interest margin represents net interest income as a percentage of total average interest earning assets.

(4)          Annualized using actual number days during the period presented.

Heritage Oaks Bancorp |  - 45 -

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2014
		Yield/	Income/		Yield/	Income/
	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
	(dollars in thousands)
Interest Earning Assets
Interest earning deposits in other banks	$73,197	0.20%	$112	$57,818	0.18%	$77
Investment securities	379,228	1.83%	5,193	343,561	2.08%	5,355
Other investments	9,838	11.78%	867	8,920	6.86%	458
Loans (1) (2)	1,197,715	4.96%	44,454	1,041,358	5.28%	41,134
Total interest earning assets	1,659,978	4.08%	50,626	1,451,657	4.33%	47,024
Allowance for loan and lease losses	(17,040)			(17,559)
Other assets	151,391			140,930
Total assets	$1,794,329			$1,575,028

Interest Bearing Liabilities
Interest bearing demand	$117,696	0.11%	$97	$101,677	0.11%	$83
Savings	98,142	0.10%	73	92,013	0.10%	67
Money market	499,357	0.27%	1,027	407,086	0.31%	931
Time deposits	268,413	0.77%	1,551	276,912	0.76%	1,580
Total interest bearing deposits	983,608	0.37%	2,748	877,688	0.41%	2,661
Federal Home Loan Bank borrowing	93,197	1.91%	1,328	77,548	1.38%	801
Junior subordinated debentures	12,756	4.34%	414	12,061	3.96%	357
Total borrowed funds	105,953	2.20%	1,742	89,609	1.73%	1,158
Total interest bearing liabilities	1,089,561	0.55%	4,490	967,297	0.53%	3,819
Non interest bearing demand	493,447			419,949
Total funding	1,583,008	0.38%	4,490	1,387,246	0.37%	3,819
Other liabilities	9,188			10,331
Total liabilities	1,592,196			1,397,577

Shareholders’ Equity
Total shareholders’ equity	202,133			177,451
Total liabilities and shareholders’ equity	$1,794,329			$1,575,028

Net interest margin (3)		3.72%	$46,136		3.98%	$43,205
Interest rate spread		3.53%			3.80%
Cost of deposits		0.25%			0.27%

(1)          Non-accruing loans have been included in total loans.

(2)          Interest income includes fees on loans.

(3)          Net interest margin represents net interest income as a percentage of total average interest earning assets.

(4)          Annualized using actual number days during the period presented.

Heritage Oaks Bancorp |  - 46 -

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

	For the Three Months Ended
	September 30, 2015
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Interest bearing deposits in other banks	$14	$5	$3	$22
Investment securities	209	(264)	(27)	(82)
Other investments	-	86	-	86
Loans	1,187	(1,077)	(74)	36
Net increase (decrease)	1,410	(1,250)	(98)	62
Interest Expense
Interest bearing demand	3	-	(1)	2
Savings	-	-	-	-
Money market	63	(22)	(3)	38
Time deposits	(63)	51	(5)	(17)
Federal Home Loan Bank borrowing	82	110	33	225
Long term borrowings	(15)	5	(1)	(11)
Net increase	70	144	23	237
Total net increase (decrease)	$1,340	$(1,394)	$(121)	$(175)

	For the Nine Months Ended
	September 30, 2015
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Interest bearing deposits in other banks	$20	$13	$2	$35
Investment securities	556	(642)	(76)	(162)
Other investments	47	328	34	409
Loans	6,176	(2,492)	(364)	3,320
Net increase (decrease)	6,799	(2,793)	(404)	3,602
Interest Expense
Interest bearing demand	13	-	1	14
Savings	4	-	2	6
Money market	211	(91)	(24)	96
Time deposits	(48)	21	(2)	(29)
Federal Home Loan Bank borrowing	162	302	63	527
Long term borrowings	21	34	2	57
Net increase	363	266	42	671
Total net increase (decrease)	$6,436	$(3,059)	$(446)	$2,931

Heritage Oaks Bancorp |  - 47 -

Average loan yields declined by 39 basis points to 4.95%, and by 32 basis points to 4.96% for the three and nine months ended September 30, 2015, respectively, compared to the same prior year periods.  The historically low interest rate environment continued to have an adverse impact on yields of new and renewing loans during the first nine months of 2015.  Long-term interest rates have generally declined during 2015 as compared to 2014.  For example, the 10 year treasury yield was nearly 3.00% on January 1, 2014, and has declined to 2.06% at September 30, 2015. The result of a declining prevailing rate environment on our loan portfolio is that the loans that prepay have been at higher average yields than the yields generated from new loan originations, and renewals.  This trend continued during the first nine months of 2015 and is evidenced by the decline in the yield of newly originated loans, which averaged 4.05% for the first nine months of 2015 as compared to an average yield of 4.37% for the same period in 2014.  Loan prepayments also contributed to the decline of average loan yields for the first nine months of 2015 when compared to the same period a year earlier.  Loan prepayments were $110.0 million and yielded an average of 4.74% for the first nine months of 2015, compared to $95.8 million, yielding on average 5.28% for the same prior year period.  Offsetting the decline in loan yields in the third quarter of 2015 was an increase in prepayment penalty income, as well as interest recoveries on the payoff of non-performing loans, together totaling $0.4 million and positively impacting loan yields by approximately 14 basis points.

Loan yields and our NIM have benefitted from the discount accretion from the acquired MISN loan portfolio since March 1, 2014 and this discount accretion has muted the impact of the historically low interest rate environment on our loan yields for the three and nine month periods ended September 30, 2015, and the same periods ended a year earlier.  Total discount accretion from acquired loans was $0.5 million, and $0.9 million for the three months ended September 30, 2015 and 2014, respectively; and $1.9 million, and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively.  Purchase discount accretion from acquired loans increased our loan yields by 16 basis points for the third quarter of 2015, and by 30 basis points for the same prior year period, and by 21 basis points for the first nine months of 2015 and by 25 basis points for the same period in 2014.  The primary reason for the decline in purchase discount accretion experienced in the third quarter of 2015, as compared to the third quarter of 2014, was a significant decline in accelerated discount accretion associated with acquired MISN loan prepayment activity.  We anticipate that the amount of purchase discount accretion from loans acquired through the MISN Transaction will continue to decline in future quarters, absent any unscheduled loan pay-offs, and due to the decline in the amount of scheduled discount accretion attributable to the maturity of acquired MISN loans.

Forgone interest on non-accrual and restructured loans continued to negatively impact interest income for the three and nine month periods ended September 30, 2015, and 2014.  Total forgone interest related to non-accrual and restructured loans, which includes (1) the initial accrued interest reversal when a loan is transferred to non-accrual status, (2) interest lost prospectively for the period of time a loan is on non-accrual status, and (3) lost interest due to restructuring terms below original note terms or below current market-rate terms, was approximately $0.2 million, and $0.6 million, during both the three and nine months ended September 30, 2015 and 2014, respectively.  Total forgone interest on non-accrual and restructured loans reduced the yield on the loan portfolio by 7 basis points for the three months ended September 30, 2015 and 2014, respectively.  For the first nine months of 2015 and 2014, total foregone interest on non-accrual and restructured loans reduced the yield on the portfolio by 7 basis points, and 8 basis points, respectively.

After adjusting for the impacts of purchase discount accretion and the impact of non-accrual and restructured loans, our loan yields would have been 4.85% for the three months ended September 30, 2015, and 5.11% for the same prior year period.  Adjusting for these same impacts, loan yields would have been 4.82%, and 5.04% for the nine months ended September 30, 2015 and 2014, respectively.

The low interest rate environment and relative flatness of interest yield curves during the last couple of years have had a compounding impact on securities’ yields as new investments are typically providing lower yields.  Additionally, during 2015 we reallocated a portion of the securities portfolio into bonds with lower regulatory capital risk weightings, which yield less than the higher risk weighted bonds they replaced.  This was done in an effort to achieve a more favorable risk weighting profile under the new Basel III regulatory capital guidelines.  These factors have resulted in a 28 basis point decrease when comparing our average securities yield of 1.78%, and 1.83%, respectively, for both the three and nine months ended September 30, 2015 to average yields of 2.06% and 2.08%, respectively, for the same prior year periods.

The yield on other investments was 10.24% and 11.78% for the three and nine months ended September 30, 2015, respectively.  This compares to 6.77% and 6.86% for three and nine months ended September 30, 2015 and 2014, respectively. The increase for the three months ended September 30, 2015 can be attributed to a higher dividend rate paid by the Federal Home Loan Bank of San Francisco (“FHLB”).  The increase for the nine months ended September 30, 2015 can also be attributed to the higher dividend rate, in conjunction with a special dividend of $0.3 million paid by the FHLB in June 2015.

Heritage Oaks Bancorp |  - 48 -

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

Average interest-earning assets for the three and nine months ended September 30, 2015 increased by $155.9 million, or 10.0%, and by $208.3 million, or 14.4%, respectively, compared to the corresponding periods in 2014.  The increase in average earning assets was primarily driven by growth in the loan portfolio, as well as an increase in the investments portfolio.  Growth in average earning assets for both the three and nine months ended September 30, 2015 was funded primarily through increased average deposit balances.

The average balance of interest-bearing liabilities was $84.6 million, or 8.3%, higher for the three months ended September 30, 2015 as compared to the corresponding period a year earlier.  Average interest-bearing liabilities increased by $122.3 million, or 12.6%, for the nine months ended September 30, 2015 as compared to the same prior year period.  Growth in average interest-bearing liabilities for the third quarter of 2015 was primarily the result of successful deposit gathering activities, while growth for the first nine months of 2015 was due both to the MISN Transaction and deposit gathering activities.

The rate paid on interest bearing deposits declined by 2 and 4 basis points, respectively, to 0.37% for both the three and nine months ended September 30, 2015 as compared to the same periods a year earlier.  This decline is in part due to the historically low interest rate environment that has existed for the last few years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.  Although these efforts have contributed to a moderate decline in time deposits (for legacy Heritage Oaks balances), the overall deposit mix and cost of our deposit portfolio has greatly improved as a result of these efforts.  We have also benefitted from the lower cost of the deposits acquired through the MISN Transaction in both the three and nine month periods ended September 30, 2015, and 2014.  In addition to the favorable effects realized from these changes in our interest bearing deposits, our quarterly average non-interest bearing demand deposit balances have increased by $60.5 million, or 12.9% to $528.4 million, for the three months ended September 30, 2015 as compared to the same prior year period.  Non-interest bearing deposits increased at a greater rate than the 7.0% increase in our average interest bearing deposits, which also contributed to a more favorable composition of our funding base.  Non-interest bearing demand deposit balances have reduced our funding costs by 18 and 17 basis points for the quarters ended September 30, 2015 and 2014, respectively, and by 17 and 16 basis points for the nine months ended September 30, 2015, and 2014, respectively.  The total cost of funds for the three and nine month periods ended September 30, 2015 was 0.38% representing an increase of 3 basis points as compared to the third quarter of 2014, and an increase of 1 basis point as compared to the first nine months of 2014.  The increase in the cost of funds for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, can be attributed in part to the call of higher cost brokered time deposits and the prepayment of certain higher cost FHLB borrowings during the third quarter of 2015.  These activities were in response to an increase in liquidity stemming from deposit gathering activities during the first nine months of 2015, and loan prepayments during the first half of 2015.  Although these activities are expected to contribute to a reduction in interest expense going forward, they resulted in a $0.2 million increase in interest expense for three and nine months ended September 30, 2015.  The impact of these activities to the cost of funds was approximately 4 basis points and 1 basis point for the three and nine months ended September 30, 2015, respectively.

For the three and nine months ended September 30, 2015, the average rate paid on interest bearing liabilities was 0.56%, and 0.55%, respectively.  The average rate paid on interest bearing liabilities was 0.52%, and 0.53% for the three and nine month periods ended September 30, 2014, respectively.  The benefits from the deposit portfolio rate reductions previously discussed were substantially offset by costs the Company incurred during the third quarter of 2015 to call certain higher cost brokered time deposits and prepay certain higher cost FHLB borrowings, as previously discussed above. The company expects the impact of these activities will contribute to a reduction in the overall cost of interest bearing liabilities going forward.  Additionally, the cost of interest bearing liabilities was impacted by, to a lesser extent, an increase in the cost of other long term borrowings attributable to the MISN junior subordinated debentures purchase discount amortization.

Provision for Loan and Lease Losses

The ALLL is maintained at a level considered by management to be appropriate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet.  Management’s review of the appropriateness of the ALLL includes, among other things, an analysis of past loan loss experience and an evaluation of the loan portfolio under current economic conditions.  See also Note 1. Summary of Significant Accounting Policies, and Note 5. Loans and Allowance for Loan and Lease Losses, of the condensed consolidated financial statements filed as part of this Form 10-Q, for additional detail on the ALLL.

Heritage Oaks Bancorp |  - 49 -

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

The Company did not record a provision for loan and lease losses during the three or nine months ended September 30, 2015 and 2014.  The lack of need for additional provisions for the year to date through September 30, 2015 was supported by net recoveries of $0.5 million during the first nine months of 2015.  During the first nine months of 2014 the Company recorded net charge-offs of $1.1 million, however, positive adjustments to the general reserve component of the ALLL driven by a reduction in our historical losses eliminated the need for additional ALLL and related provision expense.  The lack of provision for loan and lease losses is reflective of the continuing improvements in the overall credit quality of the loan portfolio, the improvement in historical losses over the last year, the improvement in property values that serve as collateral for a large portion of our loans, as well as the limited amount of new loans moving into non-accrual status, and therefore requiring specific reserves, all of which were largely offset by increased ALLL requirements due to the growth in the loan portfolio, and qualitative factor adjustments.  As of September 30, 2015, the Company’s ALLL represented 1.43% of total gross loans.  For additional information, see the “Allowance for Loan and Lease Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below sets forth changes in non-interest income as compared to the corresponding period a year earlier:

	For the Three Months Ended		For the Nine Months Ended		Variance		Variance
	September 30,		September 30,		For the Three Months		For the Nine Months
	2015	2014	2015	2014	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Fees and service charges	$1,219	$1,410	$3,639	$3,949	$(191)	-13.5%	$(310)	-7.9%
Gain on extinguishment of debt	552	-	552	-	552	-	552	-
Net gain on sale of mortgage loans	407	411	1,277	967	(4)	-1.0%	310	32.1%
Gain on sale of investment securities	136	450	641	549	(314)	-69.8%	92	16.8%
Other mortgage fee income	92	64	348	223	28	43.8%	125	56.1%
Other income	400	647	1,621	1,533	(247)	-38.2%	88	5.7%
Total	$2,806	$2,982	$8,078	$7,221	$(176)	-5.9%	$857	11.9%

Non-interest income for the third quarter of 2015 decreased by $0.2 million, or 5.9%, as compared to the same period a year earlier.  The decrease in non-interest income for the third quarter of 2015 resulted from a $0.3 million decrease in gains on the sale of investment securities, a $0.2 million reduction in other income, and a $0.2 million decrease in fees and service charges. The decline in other income is attributable to a $0.3 million recovery of a fully charged-off former MISN loan, which was recognized in the third quarter of 2014.  This loan had no value at the time of the MISN Transaction.  The decrease in fees and service charges for the third quarter of 2015, as compared to the same quarter a year ago, was primarily due to the Company exiting certain customers in late 2014, because it was determined that they no longer fit the Company’s risk profile for depository customers.  These reductions were offset largely by a $0.6 million gain on the extinguishment of debt primarily associated with a $3.0 million redemption of junior subordinated debentures during the third quarter of 2015.

Non-interest income for the first nine months of 2015 increased $0.9 million, driven in large part by gain on extinguishment of debt which occurred during the third quarter of 2015 as discussed above, higher mortgage banking revenues, and higher gains on the sale of investment securities.  Higher mortgage banking revenues in the first nine months of 2015 can be attributed to increased mortgage loan production, due to refinance activity, stemming from a decline in long term interest rates over the last year.  Increased gains on the sale of investment securities resulted from the sale of bonds with more cash flow optionality, and therefore more extension risk.  The Company redeployed the cash from these sales into securities with more stable cash flow profiles, and less extension risk. These increases in non-interest income were partially offset by a reduction in fees and service charge income, resulting from the Company exiting certain customers in late 2014 after determining they no longer fit the Company’s risk profile for depository customers.

Heritage Oaks Bancorp |  - 50 -

Non-Interest Expenses

The table below sets forth changes in non-interest expenses as compared to the corresponding period last year:

	For the Three Months Ended		For the Nine Months Ended		Variance		Variance
	September 30,		September 30,		For the Three Months		For the Nine Months
	2015	2014	2015	2014	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Salaries and employee benefits	$5,598	$6,164	$17,643	$18,121	$(566)	-9.2%	$(478)	-2.6%
Professional services	2,234	1,839	5,342	3,610	395	21.5%	1,732	48.0%
Occupancy and equipment	1,688	1,776	5,023	4,989	(88)	-5.0%	34	0.7%
Information technology	611	756	1,753	2,403	(145)	-19.2%	(650)	-27.0%
Regulatory assessments	298	351	895	862	(53)	-15.1%	33	3.8%
Amortization of intangible assets	263	297	787	760	(34)	-11.4%	27	3.6%
Loan department expense	252	239	798	700	13	5.4%	98	14.0%
Sales and marketing	240	232	852	595	8	3.4%	257	43.2%
Communication costs	150	183	435	450	(33)	-18.0%	(15)	-3.3%
Merger, restructure and integration	(97)	748	(67)	8,785	(845)	-113.0%	(8,852)	-100.8%
Other expense	914	797	1,932	2,132	117	14.7%	(200)	-9.4%
Total	$12,151	$13,382	$35,393	$43,407	$(1,231)	-9.2%	$(8,014)	-18.5%

The $1.2 million decrease in non-interest expense for the third quarter of 2015 as compared to the third quarter a year ago was largely the result of a $0.8 million decline in merger, restructure and integration costs related to the MISN Transaction, a $0.6 million decrease in salaries and employee benefits costs, a $0.1 million decrease in information technology costs, and a decline in occupancy and equipment cost of $0.1 million.  These decreases were offset by a $0.4 million increase in professional services, primarily related to ongoing BSA/AML Program remediation efforts as well as other consulting costs.

The $0.6 million decrease in salaries and benefits costs for the third quarter of 2015 was due in large part to the consolidation of the Bank’s branch network in the latter part of 2014, resulting in a decline in full time-equivalent employees (“FTE”) to 271 at September 30, 2015 as compared to 298 at September 30, 2014, and a reduction in salaries expense of $0.4 million.  Contributing further to the decline in salaries and benefits costs for the third quarter of 2015 were higher deferred loan origination costs, which increased $0.3 million from the third quarter of 2014, resulting from both higher loan production and an update to our deferred salary cost study which resulted in an increase in the “standard” cost deferral for each loan we originate.  These decreases were partially offset by an increase in commissions related to mortgage loan production, which were $0.1 million higher in the third quarter of 2015, as compared to the third quarter of 2014.

The $0.1 million decline in information technology expense for the third quarter of 2015 as compared to the same prior year period was primarily attributable to renegotiated pricing in the contract between the Company and its core operating platform vendor.

Occupancy and equipment costs declined $0.1 million in the third quarter of 2015, resulting from our efforts to consolidate the Bank’s branch network during 2014, reducing overall expenses within this category.

The increase in professional services for the third quarter of 2015 can be attributed in large part to an increase in temporary staff and consulting costs of approximately $0.3 million related to our BSA/AML Program remediation efforts, $0.2 million attributable to information technology services and consulting attributable to the transition of our information technology network management from employees of the Company to an outside firm, and to $0.1 million in increased audit and tax costs attributable to the transition to another outsourced internal audit vendor. Increases in these categories were partially offset by a reduction in legal costs of $0.3 million, which were higher in the third quarter of 2014 due to the successful settlement of certain ongoing litigation.

Heritage Oaks Bancorp |  - 51 -

The table below provides a break-down of professional services costs for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended		Variance		Variance
	September 30,		September 30,		For the Three Months		For the Nine Months
	2015	2014	2015	2014	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Professional Services
BSA/AML related costs	$598	$282	$1,307	$457	$316	112.1%	$850	186.0%
Information technology services and consulting	458	287	1,067	565	171	59.6%	502	88.8%
Audit and tax costs	367	256	888	617	111	43.4%	271	43.9%
Legal costs	319	597	738	574	(278)	-46.6%	164	28.6%
All other costs	492	417	1,342	1,397	75	18.0%	(55)	-3.9%
Total professional services	$2,234	$1,839	$5,342	$3,610	$395	21.5%	$1,732	48.0%

The $8.1 million decrease in non-interest expense for the first nine months of 2015 as compared to the first nine months of 2014 was primarily attributable to an $8.9 million decrease in merger, restructure and integration costs related to the MISN Transaction in 2014.  Other variances for the year to date period included a $1.7 million increase in other professional services, a $0.7 million decrease in information technology expenses, and a $0.5 million reduction in salaries and employee benefits costs.  The increase in professional services consisted of $0.9 million attributable primarily to temporary staff and consulting related to our BSA/AML Program remediation efforts, $0.5 million related to information technology services and consulting attributable in large part to the transition of our information technology network management from employees of the Company to an outside firm, an increase in audit and tax related costs of $0.3 million related to the transition to another outsourced internal audit vendor, and $0.2 million related to increased legal expenses resulting from various litigation during the first nine months of 2015.  The $0.7 million decline in information technology costs was primarily attributable to the elimination of duplicative data processing costs, which existed up until the July 2014 data systems integration of MISN’s bank processing systems with our own systems, as well as renegotiated pricing in the contract between the Company and its core operating platform vendor.

Provision for Income Taxes

For the three month and nine month periods ended September 30, 2015, the Company recorded an income tax expense of $2.0 million and $7.0 million, respectively.  This compares to income tax expense of $1.7 million and $2.4 million for the comparable periods in 2014.  Changes in the provision for income taxes for the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, can be attributed to the incremental changes in the components of earnings before taxes discussed above, most notably due to the merger, restructure, and integration expenses incurred in 2014 related to the MISN Transaction.  The Company’s effective tax rate was 33.9% and 36.9% for the three and nine months ended September 30, 2015, respectively.  The effective tax rates for the corresponding periods in 2014 were 33.7% and 34.3%, respectively.  Excluding the impact of merger, restructure and integration expenses in 2014, the effective tax rate would have been 34.8% and 39.1%, for the three and nine months ended September 30, 2014, respectively.  The tax rate for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was also impacted by an increase in tax exempt municipal bond interest income, as well as by California qualified investment income tax credits in 2015 for the origination of qualified loans.  Excluding the impact of these items, the effective tax rate would have been approximately 37.2% and 38.0% for the three and nine months ended September 30, 2015, respectively.

The determination as to whether a valuation allowance should be established against deferred tax assets is based on the consideration of all available evidence using a “more likely than not” standard.  Management evaluates the realizability of the deferred tax assets on a quarterly basis.  Please see Note 6. Income Taxes, of the condensed consolidated financial statements, filed as part of this Form 10-Q for additional information concerning the Company’s deferred tax assets.

Heritage Oaks Bancorp |  - 52 -

Financial Condition

Total assets were approximately $1.9 billion and $1.7 billion at September 30, 2015, and December 31, 2014, respectively.  Total assets increased $163.8 million during the first nine months of 2015, which can be attributed to growth in investments, interest earning cash balances, and loans, all of which were funded with an increase in core deposits.  Total deposits were approximately $1.6 billion and $1.4 billion at September 30, 2015, and December 31, 2014, respectively.  Deposits increased $177.0 million during the first nine months of 2015, driven by growth in non-interest bearing demand, interest bearing demand, savings, and money market accounts.  Deposit growth is reflective of the Bank’s continuing focus on new customer acquisition activities, as well as on expanding our existing customer relationships.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $112.3 million and $35.6 million at September 30, 2015 and December 31, 2014, respectively.  The increase in cash and cash equivalents during the first nine months of 2015 was driven primarily by an increase in low cost core deposits.  This line item will vary depending on daily cash settlement activities and the amount of highly liquid assets needed, based on known events, such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches.

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

Securities Available for Sale

The Company manages its securities portfolio to provide a source of both liquidity and earnings. The Company has invested in a mix of securities including obligations of U.S. government agencies, mortgage backed securities, and state and municipal securities. The Company has an Asset/Liability Committee (“ALCO”) that develops investment policies based upon the Company’s operating needs and market circumstances. The Company’s investment policy is formally reviewed and approved annually by the Board of Directors. The ALCO is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the Company’s Board of Directors on a regular basis.

The following table provides a summary of investment securities by securities type:

	September 30, 2015		December 31, 2014
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$49,238	$49,264	$19,562	$19,664
Mortgage backed securities
U.S. government sponsored entities and agencies	231,779	232,499	216,492	215,398
Non-agency	32,283	32,176	11,891	11,901
State and municipal securities	100,704	102,694	79,810	82,592
Asset backed securities	16,458	16,082	26,216	26,025
Other investments	100	35	-	-
Total available for sale securities	$430,562	$432,750	$353,971	$355,580

Securities available for sale are carried at fair value, with related net unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to accumulated other comprehensive income.  At September 30, 2015, the securities portfolio had net unrealized gains, net of taxes, of approximately $1.3 million, an increase of approximately $0.3 million from that reported at December 31, 2014. Fluctuations in the fair value of the investment portfolio can be attributed in large part to changes in interest rates during the first nine months of 2015.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which prepayments are directly impacted by interest rate changes.  The Company uses simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.  The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  These securities carry the full faith and guarantee of the issuing agencies and the U.S. Federal Government.  At September 30, 2015, approximately $232.5 million or 87.8%, of the Company’s mortgage related securities were issued by government agencies and government sponsored entities, such as those listed above.

Heritage Oaks Bancorp |  - 53 -

The following table sets forth the maturity distribution of available for sale securities in the investment portfolio and the weighted average yield for each category:

	September 30, 2015
	One Year or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
	(dollars in thousands)
Obligations of U.S. government agencies	$5,095	$14,939	$22,185	$7,045	$49,264
Mortgage backed securities
U.S. government sponsored entities and agencies	30,522	88,347	63,027	50,603	232,499
Non-agency	8,931	14,183	9,062	-	32,176
State and municipal securities	1,743	18,416	77,922	4,613	102,694
Asset backed securities	-	9,757	3,385	2,940	16,082
Other investments	-	-	-	35	35
Total available for sale securities	$46,291	$145,642	$175,581	$65,236	$432,750
Amortized cost	$46,219	$145,177	$173,928	$65,238	$430,562
Weighted average yield	1.81%	1.99%	2.62%	3.23%	2.41%

We manage the investment portfolio to provide for liquidity and earnings within acceptable risk tolerances which are set and managed through our ALCO committee.  The aggregate effective duration target for the investment portfolio is 2.75 to 3.25 years.  At September 30, 2015 the total investment portfolio carried a weighted average effective duration of 3.21 years.

Federal Home Loan Bank (“FHLB”) Stock

As a member of FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the asset size of the Bank and the level of outstanding borrowings with the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company. At September 30, 2015 and December 31, 2014, the Company’s investment in FHLB stock totaled $7.9 million.

Loans

Summary of Market Conditions

Total gross loans increased $13.3 million in the first nine months of 2015, with growth attributed to increases in residential 1 to 4 family, farmland, home equity lines of credit, and commercial and industrial loans.  Growth in these categories was offset by declines in construction and land, commercial real estate, agriculture, and multifamily loans, which declines were driven in part by the level of prepayments and payoffs exceeding loan production in these categories.  The Company continued to focus on organic loan growth in our region with originations of new loans during the first nine months of 2015 totaling approximately $174.3 million.  New loan production was slightly offset by loan prepayments and payoffs of $130.7 million in addition to normal portfolio amortization, and the pay downs of operating lines due to the cyclical nature associated with agriculture lines of credit. Prepayments and payoffs in 2015 can be attributed in part to the decline in long-term interest rates in conjunction with competition from non-banks for commercial real estate loans.

The Company continues to see improvement in the local economy, and loan demand in the markets we serve.  We believe that with the Bank’s expansion into Santa Barbara and Ventura counties, in conjunction with a focus on commercial and industrial lending, the Bank is well positioned for continued growth.

Although we continue to see signs of stabilization and improvement in the local economies in which the Company operates, management realizes that a renewed decline in the global, national, state or local economies and / or continued drought conditions on the Central Coast of California, may negatively impact local borrowers, as well as the values of real estate within our market footprint.  As such, management continues to closely monitor credit trends and leading indicators for renewed signs of economic deterioration. The Bank employs stringent lending standards, and seeks to originate loans to borrowers who have strong credit profiles, adequate debt service ability, and ample collateral support for secondary sources of loan repayment.  Additionally, purchased loans are evaluated under the same standards as originated loans. Management seeks to continually monitor the credit profiles of borrowers in order to take proactive steps, when and if necessary, to mitigate any material adverse impacts on the Company.

Heritage Oaks Bancorp |  - 54 -

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

The credit quality of the loan portfolio is impacted by numerous factors, including the economic environment in the markets in which the Company operates, which can have a direct impact on the value of real estate securing collateral-dependent loans. An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements, in conjunction with declines in real estate collateral values, may result in increases in provisions for loan and lease losses that would, in turn, have an adverse impact on the Company’s operating results. See also Note 5. Loans and Allowance for Loan and Lease Losses of the condensed consolidated financial statements, filed as part of this Form 10-Q for additional information concerning credit quality.

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds the loans. Settlement from the correspondents is typically within 30 days of funding the mortgage. At September 30, 2015, loans held for sale totaled $5.4 million compared to $2.6 million at December 31, 2014.

Summary of Loan Portfolio

The following table provides a breakdown of total gross loans:

	September 30,		December 31,
	2015		2014		Variance
	Balance	Percent	Balance	Percent	Dollar	Percent
	(dollars in thousands)
Real Estate Secured
Commercial	$581,767	48.2%	$588,472	49.2%	$(6,705)	-1.1%
Residential 1 to 4 family	154,895	12.9%	127,201	10.7%	27,694	21.8%
Farmland	107,376	8.9%	98,373	8.2%	9,003	9.2%
Multi-family residential	75,774	6.3%	78,645	6.6%	(2,871)	-3.7%
Construction and land	42,571	3.5%	44,660	3.8%	(2,089)	-4.7%
Home equity line of credit	31,609	2.6%	38,252	3.2%	(6,643)	-17.4%
Total real estate secured	993,992	82.4%	975,603	81.7%	18,389	1.9%
Commercial
Commercial and industrial	159,012	13.2%	154,787	13.0%	4,225	2.7%
Agriculture	47,244	3.9%	55,101	4.6%	(7,857)	-14.3%
Other	-	0.0%	14	0.0%	(14)	-100.0%
Total commercial	206,256	17.1%	209,902	17.6%	(3,646)	-1.7%
Consumer	6,492	0.5%	7,978	0.7%	(1,486)	-18.6%
Total gross loans	1,206,740	100.0%	1,193,483	100.0%	13,257	1.1%
Deferred loan fees	(1,056)		(1,445)		389	-26.9%
Allowance for loan and lease losses	(17,296)		(16,802)		(494)	2.9%
Total net loans	$1,188,388		$1,175,236		$13,152	1.1%

Loans held for sale	$5,366		$2,586		$2,780	107.5%

Heritage Oaks Bancorp |  - 55 -

Real Estate Secured Loans

Other Real Estate Secured Loans

The following table provides a break-down of the other real estate secured segment of the loan portfolio as of September 30, 2015, exclusive of the land and construction portfolios, which are discussed in greater detail following this table:

	September 30, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest	Owner
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)	Occupied
	(dollars in thousands)
All Other Real Estate Secured
Residential 1 to 4 family	$154,895	$426	$155,321	15.7%	82.6%	339	$4,500	$115,418
Commercial	141,009	260	141,269	14.2%	75.3%	175	9,250	64,728
Hospitality	138,029	2,703	140,732	14.2%	75.0%	55	15,000	5,951
Farmland	107,376	4,637	112,013	11.3%	59.7%	66	17,647	67,137
Professional	101,799	253	102,052	10.3%	54.4%	127	11,500	26,480
Retail	94,628	61	94,689	9.5%	50.5%	112	9,000	40,024
Multi-family	75,774	500	76,274	7.7%	40.6%	55	9,000	-
Healthcare / medical	33,820	-	33,820	3.4%	18.0%	46	5,600	19,172
Home equity lines of credit	31,609	31,312	62,921	6.3%	33.5%	448	1,200	31,081
Restaurants / hospitality	27,565	350	27,915	2.8%	14.9%	26	13,713	9,054
Other	44,917	419	45,336	4.6%	24.2%	51	6,054	35,849
Total	$951,421	$40,921	$992,342	100.0%	528.7%	1,500	$17,647	$414,894

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2015.

As of September 30, 2015, other real estate secured portfolios represented $951.4 million or 78.8% of total gross loans.  When compared to the amount reported at December 31, 2014, this represents an increase of approximately $20.5 million, or 2.2%.  This increase can be attributed to new production in the residential 1 to 4 family and farmland loans, slightly offset by a decrease in commercial real estate loans and home equity lines of credit.

As of September 30, 2015, a total of $46.7 million of the other real estate secured portfolio was risk graded as special mention, substandard or doubtful, with the largest single component being the commercial real estate segment, which represented $34.5 million.  This compares to $36.5 million of the other real estate secured balance, and $27.9 million of which was commercial real estate loans, being risk graded special mention, substandard or doubtful as of December 31, 2014.  The increase in total other real estate secured special mention, substandard and doubtful balance during 2015 can be attributed in large part to one loan in the multi-family category which was downgraded during the first half of 2015.  Management continues to monitor this credit closely.  At September 30, 2015 and December 31, 2014, other real estate secured balances, including undisbursed commitments, represented 529% and 536%, respectively, of total risk-based capital.  At September 30, 2015, approximately $414.9 million, or 43.6%, of the other real estate secured segment of the loan portfolio was considered owner occupied.

Construction and Land Loans

The following table provides a break-down of the land portfolio by property type as of September 30, 2015:

	September 30, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Construction and Land
Commercial	$24,161	$18,687	$42,848	64.0%	22.9%	31	$10,000
Tract	8,265	2,302	10,567	15.8%	5.6%	7	10,673
Multi-family	6,260	1,672	7,932	11.8%	4.2%	7	3,100
Single family residential	2,436	1,555	3,991	6.0%	2.1%	21	800
Single family residential - Spec.	1,319	175	1,494	2.2%	0.8%	5	1,000
Hospitality	130	-	130	0.2%	0.1%	1	560
Total	$42,571	$24,391	$66,962	100.0%	35.7%	72	$10,673

(1)          Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2015.

Heritage Oaks Bancorp |  - 56 -

At September 30, 2015, the construction and land portfolio represented approximately $42.6 million, or 3.5%, of total gross loan balances, as compared to $44.7 million or 3.2% of total gross loans at December 31, 2014.  The ratio of total construction and land loans, including undisbursed commitments, to risk-based capital was 36% at September 30, 2015 and December 31, 2014.  As of September 30, 2015, a total of $5.8 million of the construction and land portfolio was risk graded special mention, substandard or doubtful, compared to $6.9 million of the land portfolio being risk graded special mention, substandard or doubtful as of December 31, 2014.

Commercial Loans

The following table provides a break-down of the commercial and industrial segment of the commercial loan portfolio as of September 30, 2015:

	September 30, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Commercial and Industrial
Professional services	$26,819	$18,675	$45,494	16.9%	24.1%	195	$5,000
Real estate / rental and leasing	21,912	13,314	35,226	13.1%	18.8%	123	6,522
Healthcare / medical	20,877	12,387	33,264	12.3%	17.7%	115	10,410
Manufacturing	19,000	8,901	27,901	10.4%	14.9%	113	2,484
Wholesale and retail	14,067	9,503	23,570	8.7%	12.6%	139	2,500
Construction	13,814	27,620	41,434	15.4%	22.1%	160	5,000
Restaurants / hospitality	8,741	5,936	14,677	5.4%	7.8%	89	2,629
Media and information services	7,028	2,389	9,417	3.5%	5.0%	22	5,000
Agriculture	6,145	2,594	8,739	3.2%	4.7%	33	2,000
Transportation and warehousing	5,863	1,018	6,881	2.6%	3.7%	68	596
Financial services	4,887	3,397	8,284	3.1%	4.4%	34	3,000
Oil gas and utilities	1,130	1,104	2,234	0.8%	1.2%	6	688
All other	8,729	3,672	12,401	4.6%	6.6%	233	1,593
Total	$159,012	$110,510	$269,522	100.0%	143.6%	1,330	$10,410

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2015.

At September 30, 2015, commercial and industrial loans represented approximately $159.0 million or 13.2% of total gross loan balances, compared to $154.8 million or 13.0% at December 31, 2014.  The ratio of total commercial and industrial loan balances, including undisbursed commitments, to risk-based capital was 144% at September 30, 2015 and December 31, 2014.  The Company’s credit exposure within the commercial and industrial segment remains diverse with respect to the industries to which credit has been extended.  As of September 30, 2015, a total of $12.8 million of the commercial and industrial portfolio was risk graded as special mention, substandard or doubtful, compared to $16.5 million at December 31, 2014.

Heritage Oaks Bancorp |  - 57 -

Agriculture Loans

The following table provides a break-down of the types of agriculture loans in the Company’s commercial loan portfolio as of September 30, 2015:

	September 30, 2015				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Agriculture
Fruit and nut tree farming	$17,483	$31,042	$48,525	47.5%	25.8%	36	$7,700
Food, beverage and tobacco	8,703	2,774	11,477	11.2%	6.1%	27	2,000
Vegetable and mellon farming	8,433	6,326	14,759	14.5%	7.9%	18	4,000
Wholesale merchants	3,734	917	4,651	4.5%	2.5%	9	2,000
Animal production	3,507	4,410	7,917	7.7%	4.2%	47	1,500
Support activities for agriculture	2,741	5,965	8,706	8.5%	4.6%	26	1,800
Other crop farming	718	3,395	4,113	4.0%	2.2%	6	2,353
Transportation and warehousing	34	-	34	0.0%	0.0%	2	25
All other	1,891	300	2,191	2.1%	1.2%	10	1,600
Total	$47,244	$55,129	$102,373	100.0%	54.5%	181	$7,700

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2015.

At September 30, 2015, the agriculture portfolio totaled approximately $47.2 million, or 3.9% of total gross loan balances, compared to $55.1 million at December 31, 2014.  At September 30, 2015 the agriculture portfolio, including undisbursed commitments represented 55% of the Bank’s total risk-based capital, as compared to 51% at December 31, 2014.  As of September 30, 2015, a total of $2.5 million of the agriculture portfolio was risk graded special mention, substandard or doubtful, compared to $2.4 million at December 31, 2014.

Consumer Loans

At September 30, 2015, the consumer loan portfolio totaled $6.5 million, compared to the $8.0 million reported at December 31, 2014.  Consumer loans include revolving credit plans, installment loans and credit card balances.

Heritage Oaks Bancorp |  - 58 -

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table provides a summary of the approximate maturities and sensitivity to changes in interest rates for the loan portfolio as well as information about fixed and variable rate loans:

	September 30, 2015
	Due Less Than 3 Months	Due 3 To 12 Months	Due Over 12 Months Through 3 Years	Due Over 3 Years Through 5 Years	Due Over 5 Years Through 15 Years	Due Over 15 Years	Total
	(dollars in thousands)
Real Estate Secured
Commercial	$38,384	$21,775	$176,251	$133,835	$211,522	$-	$581,767
Residential 1 to 4 family	3,489	3,536	24,361	32,883	87,595	3,031	154,895
Farmland	28,438	1,205	15,557	6,611	55,565	-	107,376
Multi-family residential	4,313	5,545	6,790	41,911	17,215	-	75,774
Construction and land	30,140	6,173	2,674	516	3,068	-	42,571
Home equity lines of credit	31,353	250	-	-	-	6	31,609
Commercial
Commercial and industrial	75,283	12,802	14,410	31,444	24,902	171	159,012
Agriculture	40,337	735	759	4,396	391	626	47,244
Other	-	-	-	-	-	-	-
Consumer	1,011	126	400	535	3,340	1,080	6,492
Total loans held for investment	$252,748	$52,147	$241,202	$252,131	$403,598	$4,914	$1,206,740

Variable rate loans (1)	$237,716	$33,644	$180,917	$184,417	$163,674	$-	$800,368
Fixed rate loans	15,032	18,503	60,285	67,714	239,924	4,914	406,372
Total loans held for investment	$252,748	$52,147	$241,202	$252,131	$403,598	$4,914	$1,206,740

(1)          Variable rate loans include $557.3 million of loans that are at or below their contractual floor rates.  To the extent that interest rates rise, the Company will not experience the benefit of rising interest rates until rates rise above their floors.

At September 30, 2015, loans held for investment were scheduled to mature or re-price in the following dollar and percentage amounts of total loans held for investment: $304.9 million, or 25.2%, in one year or less; $493.3 million, or 40.9%, in one to five years; and $408.5 million, or 33.9%, over five years. Of the $408.5 million of loans scheduled to mature or re-price over five years, $260.9 million, or 63.9%, were scheduled to mature or re-price over five through eight years; $116.6 million or 28.5%, were scheduled to mature or re-price over eight years through ten years; and $31.0 million, or 7.6%, are scheduled to mature or re-price over ten years.

Heritage Oaks Bancorp |  - 59 -

Allowance for Loan and Lease Losses

The Company maintains an ALLL deemed by management to be appropriate to absorb probable losses inherent in the loan and lease portfolio as of the balance sheet date.  The ALLL is based on ongoing evaluations of the loan and lease portfolio, which is a process that involves subjective as well as complex judgments.  This evaluation includes an assessment of credit quality which considers various measures such as: the trend in the level of net charge-offs, the level of past due and non-accrual loans, and the level of and trends in substandard and doubtful loans.  The Company’s ongoing evaluation of the ALLL also includes assessments of: estimated collateral values and or guarantees where appropriate, the seasoning of loans in the portfolio, qualitative factors associated with identified potential external and internal risks attributable to each loan category, the estimated exposure to specific loans identified as impaired, and trends in the Company’s historical loss experience for each loan category.

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

As also discussed in Note 1. Summary of Significant Accounting Policies of the condensed consolidated financial statements, during the third quarter of 2015, the Company made a specific enhancement to its methodology for determining the general reserve component of the ALLL.  This enhancement related specifically to the methodology used to calculate the loss rates for loan risk grades within each loan type in the determination of the general reserve component of the ALLL.  The enhanced methodology uses more granular loan level data to calculate loss rates for specific loan grades within each loan type, allowing for more detailed loan migration analysis, and the ability to determine more precise average loss rates for each loan risk grade.  Although the total general reserve component of the ALLL for each loan type and portfolio segment is still based on total average historical losses for their respective loan types, management believes the allocation of the ALLL to each loan risk grade, within each loan type and the evaluation of the loss emergence period has become more precise under this methodology enhancement.

The implementation of the ALLL model enhancements did not result in a required increase or decrease in the balance of the ALLL, or a material impact to the overall allocation of the ALLL.  The ALLL model enhancement has allowed the Company to apply more precision in determining loss rates for specific loan grades within each loan type.  Sections of the accounting policy for the ALLL, which have been updated to reflect the methodology enhancement are provided in Note 1. Summary of Significant Accounting Policies, of the condensed consolidated financial statements filed as part of this Form 10-Q.

The ALLL is increased by provisions for loan and lease losses charged to earnings, and decreased (or possibly increased) by charge-offs, net of recoveries on previously charged-off loans. Please see Note 1. Significant Accounting Policies Update, of the condensed consolidated financial statements, filed as part of this Form 10-Q for additional information concerning the Company’s methodology for determining an adequate ALLL.

Heritage Oaks Bancorp |  - 60 -

The following table provides a summary of the ALLL and its allocation to each segment and class within the loan portfolio:

	September 30,				December 31,
	2015		2014		2014
		Percent		Percent		Percent
	ALLL	of Loans to	ALLL	of Loans to	ALLL	of Loans to
	Allocation	Total Loans	Allocation	Total Loans	Allocation	Total Loans
	(dollars in thousands)
Real Estate Secured
Commercial	$5,672	48.2%	$6,048	50.6%	$5,721	49.2%
Residential 1 to 4 family	1,961	12.9%	1,354	10.5%	1,423	10.7%
Farmland	1,840	8.9%	1,564	8.2%	1,476	8.2%
Construction and land	1,365	3.5%	2,342	3.6%	2,000	3.8%
Multi-family residential	627	6.3%	441	6.7%	347	6.6%
Home equity line of credit	155	2.6%	112	3.3%	162	3.2%
Commercial
Commercial and industrial	3,366	13.2%	3,291	12.5%	3,627	13.0%
Agriculture	2,119	3.9%	1,023	3.8%	1,497	4.6%
Other	-	0.0%	-	0.0%	1	0.0%
Consumer	191	0.5%	109	0.8%	202	0.7%
Unallocated	-		503		346
Total	$17,296	100.0%	$16,787	100.0%	$16,802	100.0%

Allocation of the Allowance for Loan and Lease Losses

The Company continued to experience an overall favorable trend in credit quality in the non-PCI loan portfolio during the nine months ended September 30, 2015 when compared to historical periods.  The balance of the ALLL increased by $0.5 million during the first nine months of 2015, and when compared to the balance at September 30, 2014, due to net recoveries on previously charged-off loans.  At September 30, 2015, special mention, substandard and doubtful non-PCI loans totaled $59.2 million compared to $52.7 million at December 31, 2014.  The increase in special mention, substandard, and doubtful non-PCI loans can be attributed in large part to the downgrade of one multi-family loan to special mention during the first half of 2015.  However, the Company experienced a decline in substandard graded non-PCI loans, as improving credit trends associated with certain borrowers resulted in positive credit risk grade changes.

The change in the allocation of the ALLL as of September 30, 2015, as compared to December 31, 2014 and September 30, 2014, can be attributed to growth in certain segments of the loan portfolio, such as residential 1 to 4 family, farmland, and commercial loans.  The allocation of the ALLL has also been impacted by changes in the level of specific reserves for impaired loans, as well as the estimated impact that external qualitative factors, such as the ongoing California drought, may have on certain of the Company’s borrowers.

Changes in risk grades also have an impact on the allocation of the ALLL.  The increase in special mention, substandard, and doubtful balances is attributable to increases in special mention balances, driven by the downgrade of certain commercial real estate and commercial and industrial loans, and one large multi-family loan.  Non-PCI, non-accrual loans totaled $9.8 million at September 30, 2015, compared to $10.2 million at December 31, 2014.  Loans 30-89 days past due in the non-PCI loan portfolio totaled $0.8 million at September 30, 2015, compared to $0.1 million at December 31, 2014.  Although the Company has seen an increases in special mention loans, and a slight increase in past due balances, these negative credit trends are balanced by the net recoveries the Company continued to experience during the first nine months of 2015.  For the nine months ended September 30, 2015, net recoveries represented 0.06% of average loans.

The ALLL as a percentage of total gross loans was 1.43% at September 30, 2015, compared to 1.41% at December 31, 2014.  Excluding loans acquired in the MISN Transaction, the ALLL attributable to the legacy Heritage portfolio was $16.6 million or 1.64% of legacy Heritage loans and leases at September 30, 2015, compared to $15.8 million or 1.76% of legacy Heritage loans and leases at December 31, 2014.  At September 30, 2015 the ALLL attributable to acquired non-PCI loans was $0.4 million or 0.23% of acquired non-PCI loans, compared to $1.0 million or 0.44% at December 31, 2014.  As of September 30, 2015, the remaining unaccreted discount on acquired non-PCI loans was $3.7 million, compared to $4.5 million at December 31, 2014.

The ALLL for PCI loans was $0.1 million at September 30, 2015.  There was no ALLL for PCI loans at December 31, 2014.  The increase in the ALLL for PCI loans during the first nine months of 2015 resulted from unfavorable changes in expected future cash flows on certain PCI loans.  At September 30, 2015 the remaining unaccreted discount on PCI loans was $2.3 million, compared to $3.1 million at December 31, 2014.

Heritage Oaks Bancorp |  - 61 -

The ALLL attributable to loans collectively evaluated for impairment on the legacy Heritage portfolio at September 30, 2015 was approximately $15.7 million, compared to $14.0 million at December 31, 2014.  Approximately $6.4 million of the ALLL attributable to loans collectively evaluated for impairment is attributed to qualitative adjustments at September 30, 2015, compared to $4.9 million at December 31, 2014.

The qualitative component of the ALLL increased during the nine months ended September 30, 2015, primarily due to the potential impacts resulting from the prolonged California drought on various segments of our loan portfolio, including agriculture, farmland, and commercial and industrial loans. The qualitative component of the ALLL has increased, resulting from concerns associated with the impact of the California drought on our customer’s businesses, and due to concerns about the impact directly to agriculture, and indirectly to other businesses such as hospitality and tourism.  Evidence of the drought’s impact on agricultural businesses have been noted in recent studies indicating that the current drought is responsible for the greatest absolute reduction in water availability to agriculture ever seen in California and that it is statistically likely that the drought will continue through 2015, regardless of El Nino conditions. Furthermore, the State of California, as well as certain municipalities within California, have begun to mandate water conservation measures that cite specific usage reductions and have limited the use of water for particular applications such as landscape watering, car washing and other applications.  These facts along with discussions with some of our borrowers, as it relates to expected decreases in cash flows related to the drought, have led the Company to increase the qualitative factors within the ALLL for the impact of the drought on our loan portfolio.  If the drought in California continues, the related allocation of the ALLL for the drought may increase significantly.

The ALLL associated with loans specifically evaluated for impairment totaled $1.1 million at September 30, 2015, compared to $1.8 million at December 31, 2014.  As of September 30, 2015, the Company believes that the ALLL was appropriate to cover probable incurred credit losses inherent in the Company’s loan and lease portfolio.

The Company recorded no provision for loan and lease losses for the three and nine months ended September 30, 2015 and 2014. For a discussion of component provisions and provision recaptures attributable to the various components of the ALLL, please see “Provision for Loan and Lease Losses” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table details changes in the ALLL for the periods indicated:

	For The Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Balance, beginning of period	$16,802	$17,859
Charge-offs
Real Estate Secured
Home equity lines of credit	55	-
Construction and land	34	-
Commercial	-	1,027
Residential 1 to 4 family	-	92
Commercial
Commercial and industrial	186	650
Agriculture	1	-
Consumer	6	8
Total charge-offs	282	1,777
Recoveries
Real Estate Secured
Home equity lines of credit	76	10
Construction and land	48	32
Residential 1 to 4 family	5	-
Commercial	-	25
Commercial
Commercial and industrial	457	582
Agriculture	179	46
Consumer	11	10
Total recoveries	776	705
Net (recoveries) charge-offs	(494)	1,072
Provisions for loan and lease losses	-	-
Balance, end of period	$17,296	$16,787

Gross loans, end of period	$1,206,740	$1,151,576
ALLL to total gross loans	1.43%	1.46%
Net (recoveries) charge-offs to average loans	-0.06%	0.14%

Heritage Oaks Bancorp |  - 62 -

Non-Performing Assets

Non-performing assets are comprised of loans placed on non-accrual status and foreclosed assets (OREO and other repossessed assets). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.  See Note 5. Loans and Allowance for Loan and Lease Losses of the condensed consolidated financial statements filed as part of this Form 10-Q for additional discussion concerning non-performing loans, as well as a discussion concerning credit quality.  At September 30, 2015, the balance of non-accruing loans was $10.0 million, or $0.5 million lower than that reported at December 31, 2014.

The following table provides a summary of non-performing loans and foreclosed assets:

	September 30,	December 31,
	2015	2014
	(dollars in thousands)
Non-performing Loans
Construction and land	$4,046	$5,237
Commercial and industrial	3,549	2,102
Commercial real estate	2,117	2,085
Residential 1 to 4 family	171	124
Home equity lines of credit	85	258
Consumer	48	43
Agriculture	-	686
Total non-performing loans	10,016	10,535
Other real estate owned	328	-
Total non-performing assets	$10,344	$10,535
TDRs
Accruing	$8,622	$6,511
Included in non-performing loans	7,305	7,057
Total TDRs	$15,927	$13,568

Ratio of allowance for loan and lease losses to total gross loans	1.43%	1.41%
Ratio of non-performing loans to total gross loans	0.83%	0.88%
Ratio of non-performing assets to total assets	0.55%	0.62%

The following tables reconcile the change in total non-accruing balances for the nine months ended September 30, 2015:

	Balance			Transfers	Returns to		Balance
	December 31,		Net	to Foreclosed	Accrual		September 30,
	2014	Additions	Paydowns	Collateral	Status	Charge-offs	2015

	(dollars in thousands)
Real Estate Secured
Construction and land	$5,237	$-	$(978)	$(44)	$(135)	$(34)	$4,046
Commercial	2,085	140	(108)	-	-	-	2,117
Residential 1 to 4 family	124	624	(64)	-	(513)	-	171
Home equity lines of credit	258	40	(113)	(61)	-	(39)	85
Commercial
Commercial and industrial	2,102	2,761	(831)	-	(296)	(187)	3,549
Agriculture	686	-	(59)	-	(626)	(1)	-
Consumer	43	34	(24)	-	-	(5)	48
Totals	$10,535	$3,599	$(2,177)	$(105)	$(1,570)	$(266)	$10,016

Heritage Oaks Bancorp |  - 63 -

Deposits and Borrowed Funds

Deposits

The following table provides a summary for the year to date change in various categories of deposit balances:

	September 30,	December 31,	Variance
	2015	2014	Dollar	Percent
	(dollars in thousands)
Non-interest bearing deposits	$544,782	$461,479	$83,303	18.05%
Interest bearing deposits:
NOW accounts	120,266	108,757	11,509	10.58%
Other savings deposits	104,130	95,619	8,511	8.90%
Money market deposit accounts	551,815	449,110	102,705	22.87%
Time deposits	250,777	279,839	(29,062)	-10.39%
Total deposits	$1,571,770	$1,394,804	$176,966	12.69%

As of September 30, 2015 deposits totaled $1.6 billion, compared to $1.4 billion at December 31, 2014.  Deposits increased $177.0 million or 12.7%, during the first nine months of 2015, as the Company continued its focus on gathering and retaining core relationships.  At September 30, 2015, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 88.5% of total deposits, up from the 85.4% reported at December 31, 2014, due to growth in non-interest bearing demand, NOW accounts, savings, and money market balances during the first nine months of 2015.  Non-interest bearing demand deposits comprise 34.7%, and 33.1% of total deposits at September 30, 2015, and December 31, 2014, respectively.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances.  These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At September 30, 2015, FHLB borrowings were $78.5 million, compared to $95.6 million at December 31, 2014.  Borrowings are obtained for a variety of reasons which include, but are not limited to: asset-liability management; funding loan growth; and to provide additional liquidity.  The decrease in the level of FHLB borrowings in 2015 can be attributed to a reduction of longer-term borrowings previously obtained, due to the increase in liquidity from deposit gathering activities during the first nine months of 2015 and loan prepayments during the first half of 2015.  As a result the bank prepaid certain FHLB advances in an effort to reduce overall funding costs going forward.  Certain of these FHLB advances had prepayment incentive fees associated with them, resulting in a gain on the extinguishment of debt of approximately $0.1 million during the third quarter of 2015, while others had prepayment penalties, resulting in additional interest expense of approximately $0.1 million.

At September 30, 2015, the Company had $10.4 million in Junior Subordinated Deferrable Interest Debentures (the “debt securities”) issued and outstanding, compared to $13.2 million at December 31, 2014.  These debt securities were issued to three different trusts, as follows:

	Amount	Carrying	Current	Issue	Scheduled
	Issued	Value	Rate	Date	Maturity	Rate Type
	(dollars in thousands)
Heritage Oaks Capital Trust II	$5,248	$5,248	2.05%	27-Oct-06	Aug-37	Variable 3-month LIBOR + 1.72%
Mission Community Capital Trust I	$3,093	$2,952	3.24%	14-Oct-03	Oct-33	Variable 3-month LIBOR + 2.95%
Santa Lucia Bancorp (CA) Capital Trust	$5,155	$2,189	1.77%	28-Apr-06	Jul-36	Variable 3-month LIBOR + 1.48%

These three issuances of debt securities are callable by the Company at par.  At September 30, 2015, the Company included $10.0 million of the debt securities in its Tier I Capital for regulatory reporting purposes, as permitted under the Basel III Capital Rules.  For a more detailed discussion regarding junior subordinated debt securities, see Note 10, Borrowings, in the Company’s consolidated financial statements under Item 8 of Part II of the Company’s 2014 Annual Report on Form 10-K.

During the third quarter of 2015, the Company redeemed $3.0 million of the original $8.2 million issuance of junior subordinated debentures associated with Heritage Oaks Capital Trust II.  In connection with this redemption, the Company recorded a pretax gain on the extinguishment of debt of approximately $0.5 million.

Heritage Oaks Bancorp |  - 64 -

Capital

At September 30, 2015, the balance of shareholders’ equity was $205.5 million, compared to $197.9 million at December 31, 2014.  The increase in shareholders’ equity for the first nine months of 2015 can be attributed substantially to net earnings of $11.9 million, offset by dividends paid of $5.8 million.  Additionally, activity related to share-based compensation, such as the exercise of stock option, and share-based compensation expense, increased shareholders’ equity by approximately $1.1 million during the first nine months of 2015.

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

During the first nine months of 2014, the Company paid dividends totaling $0.03 per share to shareholders of the Company’s common stock and Series C Preferred Stock.

Stock Repurchase Program

In June 2015, the Company announced that it had amended its previously announced agreement for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18 with repurchase program activity pursuant to the amended plan to potentially recommence on July 1, 2015 and will continue in effect until January 31, 2016 or expire earlier upon completion of the repurchase of $5.0 million of the Company’s common stock, as well as under certain other circumstances set forth in the repurchase plan agreement. The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

As of September 30, 2015, the Company had repurchased 55,428 shares of its common stock under this plan at an average price of $7.47 per share.  Repurchases of common stock during the first nine months of 2015 totaled 3,696 shares, and were purchased at an average price of $7.52 per share.  There were no repurchases of common stock during the third quarter of 2015.

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

•                  An exclusion from CET I of certain items on a phased-in basis, such as deferred tax assets, and intangible assets.

Heritage Oaks Bancorp |  - 65 -

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

The following table provides a summary of the general capital ratio requirements for the Bancorp and the Bank before and after the implementation of Basel III on January 1, 2015:

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

The following table provides the general minimum regulatory capital ratios that are required for the Bank to be considered “well capitalized,” and a summary of Bancorp and Bank regulatory capital ratios, which are reflective of the January 1, 2015 implementation of Basel III:

	Basel III			Pre-Basel III
	Regulatory Standard to be Well	September 30, 2015		Regulatory Standard to be Well	December 31, 2014		September 30, 2014
	Capitalized (1)	Company	Bank	Capitalized (1)	Company	Bank	Company	Bank
Ratio
Common Equity Tier I capital	6.50%	12.81%	12.52%	N/A	N/A	N/A	N/A	N/A
Leverage ratio	5.00%	9.96%	9.44%	5.00%	10.22%	9.83%	10.00%	9.77%
Tier I capital	8.00%	13.20%	12.52%	6.00%	13.13%	12.63%	12.87%	12.58%
Total risk-based capital	10.00%	14.46%	13.77%	10.00%	14.38%	13.88%	14.12%	13.83%

(1)          Reflects minimum threshold to be considered “well capitalized” under the Prompt Corrective Action framework, specific to depository institutions.

The Bancorp’s Leverage Ratio was 9.96% at September 30, 2015 compared to 10.22% at December 31, 2014. The decline in the leverage ratio can be attributed to growth in average assets during 2015 outpacing growth in capital.  All other regulatory capital ratios did not significantly change during 2015, as the increase in capital was offset by growth in the level of risk weighted assets.  During the third quarter of 2015, the Company redeemed $3.0 million of junior subordinated debentures, which had previously been included as part of the Company’s Tier I and total risk-based capital.  The impact of this redemption was a reduction in the Company’s leverage ratio of 16 basis points, and a reduction of 22 basis points in both the Tier I capital ratio and total risk-based capital ratio for the Company as of September 30, 2015.  The impact of the January 1, 2015 implementation of Basel III resulted in a nominal increases in our regulatory capital ratios.

The Common Equity Tier One Capital Ratio for both the Company and the Bank were 12.81% and 12.52%, as of September 30, 2015, respectively, above the current 6.5% level to generally be considered a “well capitalized” financial institution for regulatory purposes.

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

Heritage Oaks Bancorp |  - 66 -

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

The Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $13.0 million at September 30, 2015, compared to the $15.5 million at December 31, 2014. Included in these letter of credit commitments is a single standby letter of credit, which was issued in September 2004, for $11.7 million to guarantee the payment of taxable variable rate demand bonds that has since been reduced to $10.4 million. It is collateralized by a blanket lien with the FHLB that includes all qualifying loans on the Bank’s balance sheet. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvements and expansion of an assisted living facility. The letter of credit was renewed and will expire in September 2016.  The letter of credit was undrawn as of September 30, 2015. Additionally at September 30, 2015 and December 31, 2014, the Company had undisbursed loan commitments, totaling $270.0 million and $237.7 million, respectively.

	September 30,	December 31,
	2015	2014
	(dollars in thousands)
Commitments to Extend Credit
Commercial and industrial	$101,502	$102,201
Agriculture	64,028	37,302
Secured by real estate	38,235	23,692
Not secured by real estate	13,316	10,856
Home equity lines of credit	31,312	28,915
Other unused commitments	20,159	33,145
Credit card lines	1,472	1,622
Standby letters of credit (1)	12,960	15,542
Total commitments and standby letters of credit	$282,984	$253,275

(1)   Includes a standby letter of credit to one customer in the amount of $10.4 million at September 30, 2015 and December 31, 2014.

At September 30, 2015, and December 31, 2014, the Company’s allowance for unfunded loan commitments was $0.6 million, and $0.5 million, respectively.

The following table presents the Company’s significant fixed and determinable contractual obligations within the categories presented below:

	Less Than	One to Three	Three to Five	More than	September 30,	December 31,
	One Year	Years	Years	Five Years	2015	2014
	(dollars in thousands)
Deposits (1)	$1,336,274	$200,205	$30,755	$4,514	$1,571,748	$1,394,764
FHLB Advances and other borrowings	13,500	16,000	21,000	28,000	78,500	95,500
Operating lease obligations	1,491	1,872	1,478	2,647	7,488	8,152
Salary continuation payments	289	524	524	3,336	4,673	4,959
Junior subordinated debentures	-	-	-	13,496	13,496	16,496
Total obligations	$1,351,554	$218,601	$53,757	$51,993	$1,675,905	$1,519,871

(1)          As of September 30, 2015, deposits with no stated maturity of $1.3 billion have been included in amounts due less than one year.

The Company has leases that contain options to extend for periods from five to seven years.  Options to extend which have been exercised and the related lease commitments are included in the table above.

In connection with the $13.5 million outstanding contractual balance of debt securities issued to Heritage Oaks Capital Trust II, Mission Community Capital Trust I, and Santa Lucia Bancorp (CA) Capital Trust, the Company is the full and unconditional guarantor of distributions of the issuing trusts. There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments. Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Heritage Oaks Bancorp |  - 67 -

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan and securities payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives, including but not limited to maintaining sufficient liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions. ALCO meets regularly to assess projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank’s customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At September 30, 2015 these credit lines totaled $62.0 million and are unsecured. Additionally, the Bank has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank. As of September 30, 2015, the borrowing availability related to this facility was $5.0 million. At September 30, 2015, the Bank had no borrowings against the credit lines or the FRB facility. As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $310.2 million at September 30, 2015, in addition to the $78.5 million currently outstanding. Additionally the Company has a $10.0 million unsecured line of credit available with a correspondent bank as a secondary liquidity source for the holding company.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows. As of September 30, 2015, the Company believes investments in the portfolio can be pledged or liquidated at their current fair values in the event they are needed to provide liquidity. The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 27.2% at September 30, 2015, compared to 23.4% at December 31, 2014.

The ratio of gross loans to deposits, another key liquidity ratio, decreased to 76.8% at September 30, 2015 compared to 85.6% at December 31, 2014 due to year to date deposit growth through September 30, 2015 outpacing the level of loan growth year to date.

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

Regulatory Matters

BSA Consent Order

The Company believes it continues to make progress in addressing the issues identified in the BSA Consent Order that we entered into with our regulators in November of 2014.  However, the Company still has additional work to do in order to fully remediate the issues identified in the BSA Consent Order.  Please also see Note 12. Regulatory Matters, of the condensed consolidated financial statements, filed with this Form 10-Q, for a more detailed discussion concerning the BSA Consent Order.

Subsequent Events

Dividend Declaration

On October 28, 2015, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on November 30, 2015, to shareholders of the Company’s common stock as of November 16, 2015.

Heritage Oaks Bancorp |  - 68 -

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

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Other than $13.5 million in subordinated debentures issued by the Company’s subsidiary grantor trusts, virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the Bank level.

Based on the foregoing, virtually all of the Company’s interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk procedures are performed at the Bank level. In addition to risk related to interest rate changes, the Bank’s real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties in California, is subject to the risk of changes in the underlying value of collateral as a result of changes in the local economy.

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

Management employs asset and liability management software to measure the Company’s exposure to potential future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and moderately asset sensitive over the longer term as of September 30, 2015.  This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall over the near term but a positive impact to net interest income over the long term if market rates move higher.

The hypothetical impact of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly.  The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s September 30, 2015 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200bp rate increase and a 100bp decrease is acceptable to management and within policy guidelines at this time.  Given the low interest rate environment, a 200bp decrease is not considered a realistic possibility and is therefore not modeled.

Heritage Oaks Bancorp |  - 69 -

The results in the table below indicate the change in net interest income the Company would expect to see, if interest rates were to change in the amounts set forth:

	September 30, 2015
	-100bp	Base	+100bp	+200bp
	(dollars in thousands)
Net interest income	$60,026	$61,459	$62,149	$63,281
$ Change from base	$(1,433)	$-	$690	$1,822
% Change from base	-2.33%	0.00%	1.12%	2.96%

It is important to note that the above table is a summary of several forecasts, actual results may vary from any of the forecasted amounts and such difference may be material and adverse. The forecasts are based on estimates and assumptions made by management that may turn out to be incorrect and may change over time. Factors affecting these estimates and assumptions include, but are not limited to: 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses to each of the preceding factors. Factors that vary significantly from the assumptions and estimates may have a material and adverse effects on the Company’s net interest income; therefore, the results of this analysis should not be relied upon as indicative of actual future results.

The following table shows how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans:

	September 30, 2015
		Percent of
	Balance	Total
	(dollars in thousands)
Rate Type
Variable - daily	$166,507	13.8%
Variable other than daily	633,861	52.5%
Fixed rate	406,372	33.7%
Total loans held for investment	$1,206,740	100.0%

The table above identifies approximately 13.8% of the loan portfolio that will re-price immediately in a changing rate environment.  At September 30, 2015, approximately $800.4 million or 66.3% of the Company’s loan portfolio is considered variable.

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in the index rate:

	September 30, 2015
	Move in Index Rate (bps)
	+100	+150	+200	+250	+300	+350
	(dollars in thousands)
Cumulative variable daily	$94,426	$108,867	$117,057	$120,314	$122,109	$129,341
Cumulative variable other than daily	391,246	462,094	491,509	515,741	523,343	546,408
Cumulative total variable at floor	$485,672	$570,961	$608,566	$636,055	$645,452	$675,749

Given the significant decline in short-term rates over the last several years, many loans in the portfolio possess floors higher than their fully indexed rate.  As indicated in the table above, the Company will need to see rates increase by 100 basis points before the majority of variable rate loans in the portfolio that contain a minimum floor rate experience a rise in their interest rates above their floors, thereby ending their fixed-rate interest rate risk profile and returning them to a fully variable interest rate risk profile.  When such event occurs, holding all other interest rate risk variables constant, the Company will become more net asset sensitive, which is evidenced by the percentage increase in net interest income at risk in the +200 basis point scenario.  Historically, the Company has placed floors on new loan originations to protect net interest margin.  Management believes this strategy proved successful in insulating net interest margin in the declining interest rate environment experienced over the last several years.  As loans have re-priced, through maturities and refinancing, the average floor rate has come down to remain competitive in the current interest rate environment contributing to compression in the net interest margin.  The lowering of floor rates has contributed to an increasingly asset sensitive profile and decreased the average market rate movement to lift variable rate loans off their floors.

Heritage Oaks Bancorp |  - 70 -

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer, and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with the participation of the Principal Executive Officer and the Principal Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

In addition to routine litigation incidental to the business of the Company and/or the Bank, the Company is party to the following litigation.

In re Ennis Commercial Properties, LLC (Debtor) / Ennis Commercial Properties LLC et al. (Plaintiffs) v. Heritage Oaks Bancorp, United States Bankruptcy Court, Eastern District of California – Fresno Division.  Case No. 10-12709-A-11.  In January 2015, the Plan of Liquidation Administrator (“Administrator” or “Plaintiff”) appointed by the Bankruptcy Court regarding the bankruptcy of Ennis Commercial Properties, LLC (“Ennis Commercial”) filed a complaint against Heritage Oaks Bancorp (“the Company”).  The complaint generally involves actions taken in 2008 by parties not related to the Company in connection with the transfer by Ennis Commercial of deeds of trust on a property (“Transfers”) in connection with a loan and loan modification to entities affiliated with Ennis Commercial.  One of the deeds of trust was granted by Ennis Commercial in connection with a loan between an unrelated third-party bank and an entity affiliated with Ennis Commercial.  In 2006, prior to the events in 2008, one of the Company’s predecessors had entered into a Loan Participation Agreement with the unrelated third-party bank in connection with that loan.  Subsequent to the Transfers, Ennis Commercial and various affiliated/related entities filed for bankruptcy protection.  On or about June 27, 2013, the Bankruptcy Court entered an order confirming Ennis Commercial’s Plan of Liquidation, with an effective date of July 12, 2013.  The secured loans at issue were originated and modified by unaffiliated third party banks.  According to the complaint, the Administrator named the Company as a defendant because it was assigned a third-party bank’s claim based on the secured debt against Ennis Commercial’s estate on March 14, 2014.

Plaintiff seeks to undo the Transfers as fraudulent transfers, and seeks $2.7 million in damages, prejudgment interest and attorneys’ fees.  On March 25, 2015, the Company filed a motion to dismiss the complaint providing a number of reasons:  the Company withdrew the claim against the estate and thus removed itself from the equity jurisdiction of the court, the statute of limitations bars the complaint, the delayed discovery rule does not apply to constructive fraudulent transfer, creditors who assigned claims to the Administrator lack standing, and plaintiff failed to prove that Ennis Commercial did not receive reasonably equivalent value.   On June 17, 2015, the court granted the Company’s motion in part (creditors that assigned their claims lacked standing to set aside the transfers under common law) and denied it in part (other standing issues and the applicability of the statute of limitations).  On July 29, 2015, the Company filed its Answer to Complaint / Separate Defenses / Jury Demand.  On August 24, 2015, the Company filed a motion for determination of core/non-core status (seeking to move the matter from the bankruptcy court jurisdiction).  The matter has been set for mediation on November 30, 2015 and the discovery and motion practice (and the attendant expenses) are stayed until the mediation concludes.

Heritage Oaks Bancorp |  - 71 -

The Company continues to evaluate the matter, intends to vigorously defend the matter and does not expect the litigation to have a material impact on the long-term financial condition of the Company.

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

Item 6.  Exhibits

(a) Exhibits:

Exhibit 10.1 Executive Salary Protection Agreement by and among Jason C. Castle and Heritage Oaks Bancorp and Heritage Oaks Bank, dated August 17, 2015.* **

Exhibit 31.1 Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2 Rule 13a-14(a)  Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iv) Condensed Consolidated Statements of Shareholders’ Equity, for the nine months ended September 30, 2015 and 2014 (unaudited), (v) Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2015 and 2014 (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

** Management contract.

Heritage Oaks Bancorp |  - 73 -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: October 30, 2015

/s/ Simone F. Lagomarsino	/s/ Jason C. Castle
Simone F. Lagomarsino	Jason C. Castle
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Heritage Oaks Bancorp |  - 74 -