Form 10-K
period 2015-12-31
HERITAGE OAKS BANCORP
filed 2016-03-04
CIK 921547

Use these links to rapidly review the document

Item 8. Consolidated Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

Commission file number: 000-25020

(Exact name of registrant as specified in its charter)

California	77-0388249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1222 Vine Street,
Paso Robles, California 93446
(Address of principal executive offices) (Zip Code)

(805) 369-5200
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	The NASDAQ Capital Market
Title of each class	Name of exchange on which registered

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
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant at June 30, 2015 was $187.5 million based on the closing sales price of a share of Common Stock of $7.87 as of June 30, 2015.

As of February 23, 2016, the registrant had 34,165,694 shares of Common Stock outstanding.

Documents Incorporated By Reference

The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant's definitive proxy statement for the 2016 annual meeting of shareholders.

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

    •
    The likelihood that any expansionary activities will be impeded by our regulatory agencies while current or future enforcement actions remain outstanding.

    •
    The other risks set forth in the Company's reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see "Item 1A. Risk Factors"; and

    •
    The Company's success at managing the risks involved in the foregoing items.

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

The Company formed Heritage Oaks Capital Trust II in October 2006. This trust is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company. The Company also acquired Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust as part of the acquisition of Mission Community Bancorp. These trusts are statutory business trusts, and are wholly-owned, non-financial, non-consolidated subsidiaries of the Company. Additionally, the Company has incorporated a subsidiary, CCMS Systems, Inc., which is currently inactive and has not been capitalized.

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

Deliver Superior Customer Service

We believe that it is imperative for us to deliver superior customer service to be successful. The pursuit of superior customer service is not a slogan for us but rather a fundamental aspect of our culture. A key element to superior customer service is providing authority to local decision makers so that customers are given a quick response to their financial needs, while at the same time providing the proper tools to the local decision makers to ensure that the products and services offered are profitable for us and safe and sound.

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

Maintain Strong Brand Awareness

We expend a considerable amount of resources maintaining and enhancing our retail brand. We believe that our brand should reflect the superior customer service we offer as a community bank and our commitment to the communities where we operate. Maintaining strong brand awareness requires a consistent brand design; effective use of marketing and merchandising; participation and sponsorship in community based events; and usage of multiple media sources. We hold service marks issued by the U.S. Patent and Trademark Office for the "Acorn" design; the "Oakley" design; and the tag lines "Deeply Rooted in Your Hometown" and "Heritage Oaks Bank – Expect More." We have also filed an "intent to use" servicemark application and we are currently establishing "proof of use" for the tag line "Heritage Oaks Bank – We're central to the coast," and we anticipate that we will obtain full registration of this service mark in 2016. We continually evaluate the effectiveness of our brand and from time to time will take steps to improve our overall brand awareness in the markets we serve.

Increase Market Share in Existing Markets and Expand into New Markets

During the economic downturn, there were a number of community banks, which operated in the Central Coast of California, that were acquired by larger commercial banks. We believe these acquisitions provide us with the opportunity to increase market share in San Luis Obispo and Santa Barbara Counties and potentially expand into new markets contiguous to these counties, such as our 2012 expansion in Ventura County with the opening of a loan production office. In the past we have regularly evaluated opportunities to either open de novo retail offices; purchase branches from other financial institutions; or to acquire financial institutions in proximity to our geographic footprint, as evidenced by our December 2012 purchase of the Morro Bay branch of Coast National Bank and our merger with Mission Community Bancorp ("MISN") and Mission Community Bank, which closed in February 2014. We will continue to evaluate branching and acquisition opportunities going forward, however, our ability to act upon such opportunities will likely be impeded while the BSA Consent Order is in place.

The Company believes the combination with MISN created a more valuable retail and business community banking franchise, with a low cost core deposit base, strong capital ratios, attractive net interest margins, lower operating costs, and better overall returns for the shareholders of the combined institution. It also created a banking platform that is well positioned for future growth. In connection with the combination, during 2014 the Company added two experienced banking professionals from Mission Community Bancorp, Howard N. Gould and Stephen P. Yost, to its Board of Directors.

Community Service

We strongly believe in enhancing the economic vitality and welfare of the communities where we work and live. In 2015, Bank employees provided approximately 2,400 hours in direct volunteer support of local community activities, projects, and events. The Bank also provided in-kind support throughout the year including providing meeting rooms at retail branch and administrative locations, and giving surplus furniture and used computers to local partners. Bank employees also serve on boards of local non-profit and charitable organizations. Finally, we donated over $0.4 million during 2015 to local organizations to support community related activities.

Products and Services

We offer a full array of financial products and services to targeted businesses and consumers. We regularly monitor our customers' financial needs to determine whether we should design or offer new products and services. We also regularly monitor the pricing and profitability of these financial products and services to ensure that we are able to achieve a reasonable rate of return for the risks we assume in offering such products and services. The Bank offers to its commercial clients commercial loans secured by real estate, other commercial loans and lines of credit, agricultural loans, construction financing, other real estate loans and small business administration loans. The Bank also offers interest rate swap products to commercial clients who meet certain suitability requirements. For consumers, the Bank offers residential mortgages, home equity lines of credit and other consumer loans. The Bank employs relationship managers focused on the development and origination of new loan and banking relationships across the markets it serves. Deposits are obtained primarily through retail deposit gathering efforts as well as through commercial account relationships. Deposit products offered include personal and business checking and savings accounts, time deposit accounts, individual retirement accounts ("IRAs"), health savings accounts ("HSAs"), and money market accounts. The Bank also offers online banking, mobile banking, wire transfers, safe deposit boxes, cashier's checks, traveler's checks, bank-by-mail, remote deposit capture, night depository services and other customary banking services.

Competition, Market and Economic Conditions

The banking and financial services industry in California generally, and in the Company's service area specifically, is highly competitive. In our primary market areas, money center banks and large regional banks generally hold dominant market share positions. By virtue of their larger capital bases, these institutions have significantly larger lending limits than we do and generally have more expansive branch networks. Competition also includes other community-focused commercial banks. In addition, credit unions also present a significant competitive challenge for us. Credit unions currently have an exemption from income taxes and as a result can offer higher deposit rates and lower loan rates than we can on a comparable basis.

As the industry becomes increasingly dependent upon and oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer, the internet and smartphone and tablet devices, non-bank institutions are able to attract funds and provide lending and other financial services without offices located in our primary service area. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial services providers.

In order to compete with other financial institutions in our service area, we principally rely upon direct personal contact with our customers and potential customers by executive officers, directors and employees, local advertising programs, and specialized services. We emphasize to our customers the advantages of dealing with a community oriented bank. We also seek to provide special services and programs for businesses and individuals in our primary service area who are employed in the agricultural, professional, municipal and business fields, such as loans for equipment, tools of trade or expansion of practices or businesses.

The economy in the Company's primary market area (San Luis Obispo, Santa Barbara and Ventura Counties) is based primarily on agriculture, hospitality, light industry, oil and retail trade. Additionally, the local economy in San Luis Obispo County and to a lesser degree Santa Barbara County is dependent on the level of employment generated by state and local government agencies. Services supporting these industries have also developed in the areas of medical, financial and educational services. The populations of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 279,000, 103,000, and 91,000 respectively, according to the most recent data provided by the U.S. Census Bureau.

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

Beginning in 2012 and continuing through 2015, the business climate has shown steady signs of improvement including improved real estate prices and a decline in the unemployment rates. The most recent labor market information published by the California Employment Development Department shows the unemployment rate within California to be approximately 5.7%, compared to over 12% at the peak of the recent economic crisis in 2010.

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

The Company's business is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies. The Federal Reserve Board implements national monetary policies (with objectives such as maintaining price stability, stimulating growth and reducing unemployment) through its open market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans and deposits, and also affect interest earned on interest earning assets and interest paid on interest bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

Management remains cautiously optimistic that there will be continued slow but steady improvement in economic conditions in 2016 in our primary markets. However, there have been growing concerns regarding both the global economy and the national economy due primarily to excessive government debt, public perceptions of unsound fiscal policies, and a significant decline in the price of oil, and equity markets. There are also growing concerns that the prolonged drought, which has affected most of California, could have adverse impacts on the Central Coast of California's critical agriculture market, and therefore our loan portfolio, in the future should drought conditions not ease. Should either of these uncertainties materialize they could eventually affect our local economy, and ultimately negatively impact the financial condition of borrowers to whom the Company has extended credit. In turn, the Company may suffer higher credit losses as a result.

Employees

At December 31, 2015, the Company employed 283 full-time equivalent employees. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are positive.

Supervision and Regulation

General

The Company is a legal entity separate and distinct from the Bank. As a bank holding company, the Company is registered with and subject to examination by the Federal Reserve Board as a bank holding company and is also subject to certain provisions of the California Financial Code as applicable to bank holding companies. As a California state-chartered bank whose accounts are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the California Department of Business Oversight (the "DBO") and the FDIC. Such supervision and regulation covers substantially all of its business activities, including, among others, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices and permitted subsidiary investments and activities. In addition, while the Bank is not a member of the Federal Reserve system, the Bank is subject to certain regulations of the Federal Reserve Board. The federal and state regulatory systems are intended primarily for the protection of depositors, the FDIC deposit insurance fund (the "DIF") and the banking system as a whole, rather than for the protection of shareholders or other investors.

Legislation and Regulatory Developments

From time to time, federal and state legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2015 as modest recovery returned to many institutions in the banking sector. Many institutions, including the Company, have repaid and repurchased U.S. Treasury investments under the Troubled Asset Relief Program ("TARP"). The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system.

Following on the implementation in 2014 and effectiveness in 2015 of new capital rules ("the New Capital Rules") and the so called Volcker Rule restrictions on certain proprietary trading and investment activities, developments in 2015 included:

(i)    the extension of the Volcker Rule conformance period until July 21, 2016 and a possible additional extension until 2017 for banking institutions to conform existing investments, including certain collateralized loan obligations, and relationships, with certain exceptions, with "covered funds," including hedge funds, private equity funds and certain other private funds. The Company and the Bank held no investment positions or fund relationships at December 31, 2015 which were subject to the final rule and have controls in place to ensure compliance with the Volcker Rule going forward.

(ii)   the implementation of an additional "capital conservation buffer" of 0.625% in 2016 for minimum risk-weighted asset ratios under the New Capital Rules. See "Capital Adequacy Requirements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(iii)  the effectiveness in October, 2015 of the final TILA-RESPA Integrated Disclosure ("TRID") rules promulgated by the CFPB, as required by the Dodd-Frank Act, which require new mortgage disclosures and training of staff for most mortgage loan applications. The Bank is in compliance with the TRID requirements – See "CFPB."

(iv)  the release by the Interagency Federal Financial Institutions Examinations Council (FFIEC) of a cybersecurity assessment tool for voluntary use by banks which provides guidelines to measure a bank's individual risk profile and "Cybersecurity maturity." The Bank completed a cybersecurity risk assessment in early 2015, prior to the availability of the FFIEC risk assessment tool. The Bank subsequently performed a revision in the fourth quarter of 2015 to bring the risk assessment in line with the FFIEC's published tool.

(v)   the enactment in 2015 of the Cybersecurity Information Sharing Act authorizing the Department of Homeland Security to enhance the coordination and information sharing about cybersecurity threats between banks and government agencies consistent with customers' rights of privacy; and

(vi)  the adoption of the Fixing America's Surface Transportation Act (the "FAST Act"), highway legislation which contains financial services provisions, including (a) expanding the extended 18 months examination cycle for banks with up to $1 billion in assets; (b) deleting the annual privacy notice for banks which have not changed their policy or practices of sharing of information with third parties and (c) limiting the percentage payment of dividends on reserve bank stock held by banks with more than $10 billion in assets. The Bank, as a nonmember state bank, holds no reserve bank stock.

Regulatory Enforcement Authority

In the exercise of their supervisory and examination authority, the federal and state bank regulatory agencies have recently emphasized corporate governance, capital planning and stress testing, liquidity management, enterprise risk management and other board responsibilities, anti-money laundering compliance; information technology adequacy; cyber security preparedness; vendor management and fair lending and other consumer compliance obligations.

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

The Bank is currently subject to a Consent Order ("the BSA Consent Order") dated November 5, 2014 issued by the FDIC and the DBO relating to identified deficiencies in the Bank's centralized Bank Secrecy Act and anti-money laundering compliance program. Management and the Board have been working diligently to comply with the BSA Consent Order and believe they have allocated sufficient resources to address the corrective actions required by the FDIC and DBO. Compliance and resolution of the BSA Consent Order will ultimately be determined by the FDIC and DBO.

Bank Holding Company and Bank Regulation

Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. federal and state laws, regulations and restrictions, which may affect the cost of doing business, limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers, are intended primarily for the protection of depositors and the DIF, and secondarily for the stability of the U.S. banking system. They are not intended for the benefit of shareholders of financial institutions. The following paragraphs summarize certain of the laws and regulations that apply to the Company and to the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.

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

    •
    Safety and soundness requirements.  Banks must be operated in a safe and sound manner and meet standards applicable to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth, liquidity management and compensation, as well as other operational and management standards. These safety and soundness requirements give bank regulatory agencies significant latitude in exercising their supervisory authority and their authority to initiate informal or formal enforcement actions.

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

    •
    The Community Reinvestment Act (the "CRA").  The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Company or the Bank fails to adequately serve their communities, penalties may be imposed, including denials of applications for branches, to add subsidiaries and affiliates, or to merge with or purchase other financial institutions. In its last reported examination by the FDIC in 2015, the Bank received a CRA rating of "Satisfactory."

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

    •
    Limitations on the amount of loans to one borrower and to executive officers and directors.

    •
    Limitations on transactions with affiliates.

    •
    Restrictions on the nature and amount of any investments in, and ability to underwrite certain securities.

    •
    Requirements for opening of branches intra- and interstate.

    •
    Fair lending and truth in lending laws to ensure equal access to credit and to protect consumers in credit transactions.

    •
    Provisions of the federal and state laws dealing with privacy for nonpublic personal information of customers.

Capital Adequacy Requirements

Bank holding companies and banks are subject to similar regulatory capital requirements administered by their state and federal supervisory banking agencies. The basic capital rule changes in the New Capital Rules adopted by the federal bank regulatory agencies were fully effective on January 1, 2015, but many elements are being phased in over multiple years. The risk-based capital guidelines for bank holding companies and banks and, additionally for banks, prompt corrective action regulations (see "Prompt Corrective Action Provisions"), require capital ratios that vary based on the perceived degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.

The New Capital Rules revised the previous risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement the international Basel Committee on Banking Supervision Basel III agreements. Many of the requirements in the New Capital Rules and other regulations and rules are applicable only to larger or internationally active institutions and not to all banking organizations, including institutions currently with less than $10 billion of assets, which includes the Company and the Bank. These include required annual stress tests for institutions with $10 billion or more of assets with reporting requirements and Enhanced Prudential Standards, both of which will apply to the Company and the Bank following the Merger, Comprehensive Capital Analysis and Review requirements; capital plan and Resolution Plan or living will submissions, an additional countercyclical capital buffer, a supplementary leverage ratio and the Liquidity Coverage Ratio rule requiring sufficient high-quality liquid assets which may apply to institutions with $50 billion or more or $250 billion or more assets or which may be identified as Global Systematically Important Banking Institutions (G-SIBs).

Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, which trace back to the 1988 Basel I accord, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed "well capitalized," a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Under the prior capital rules there was no Tier 1 leverage requirement for a holding company to be deemed well-capitalized.

The following are the New Capital Rules applicable to the Company and the Bank beginning January 1, 2015:

    •
    an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

    •
    a new category and a required 4.50% of risk-weighted assets ratio is established for "common equity Tier 1" as a subset of Tier 1 capital limited to common equity;

    •
    a minimum non-risk-based leverage ratio is set at 4.00%;

    •
    changes in the permitted composition of Tier 1 capital to exclude trust preferred securities subject to certain grandfathering exceptions for organizations like the Company which were under $15 billion in assets as of December 31, 2009, mortgage servicing rights, limitations on the amount of deferred tax assets, and to include unrealized gains and losses on available for sale debt and equity securities unless the organization opts out of including such unrealized gains and losses. The Company and the Bank made this opt out election;

    •
    the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

    •
    an additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios, which will be phased in until 2019 beginning at 0.625% of risk-weighted assets for 2016 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the New Capital Rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. At December 31, 2015, the respective capital ratios of the Bank exceeded the minimum percentage requirements to be deemed "well-capitalized" for regulatory purposes.

While the New Capital Rules set higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the New Capital Rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital. Please also see "Capital" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for disclosure concerning the Company's and Bank's regulatory capital ratios.

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank's capital ratios, the agencies' regulations define five categories in which an insured depository institution will be placed: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The prompt corrective action standards were also changed as the New Capital Rules ratios became effective. Under the new standards, in order to be considered well-capitalized, the bank will be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), an unchanged total capital ratio of 10% and an unchanged leverage ratio of 5%.

At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on a bank's activities, operational practices or the ability to pay dividends. Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized. Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business.

Dividends

It is the Federal Reserve Board's policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. It is also the Federal Reserve Board's policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. The Federal Reserve Board also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Bank is a legal entity that is separate and distinct from its holding company. The Company is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management's assessment of future capital requirements, contractual restrictions, and other factors. The phase in of the Basel III Capital Rules restricts dividend payments by the Bank if the additional capital conservation buffer is not achieved.

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

The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

The Dodd-Frank Act revised the FDIC's DIF management authority by setting requirements for the Designated Reserve Ratio (the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks' quarterly assessments. In October 2015, the FDIC published for comment a proposed rule that would enable the FDIC to reach a 1.35% DIF reserve ratio by September 30, 2020, as required by the Dodd-Frank Act, by imposing a surcharge on the quarterly assessments of depository institutions with total consolidated assets of $10 billion or more, which could have potential impact on the Bank's deposit insurance assessments in future years as the Bank grows.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including, but not limited to, the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws, including the Telephone Consumer Protection Act, CAN-SPAM Act. Noncompliance with any of these laws could subject the Bank to compliance enforcement actions as well as lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Company and the Bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

CFPB

The Dodd Frank Act provided for the creation of the Consumer Finance Protection Bureau ("CFPB") as an independent entity within the Federal Reserve Board with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home equity loans and credit cards. The CFPB's functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets, and they are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency.

In 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer's ability to repay and establish certain protections from liability under this requirement for "qualified mortgages" meeting certain standards. In particular, it will prevent banks from making "no doc" and "low doc" home loans, as the rules require that banks determine a consumer's ability to pay based in part on verified and documented information. Because we do not originate "no doc" or "low doc" loans, and because it is our intention to originate loans that meet the definitions for a "qualified mortgage" under final regulations adopted by the CFPB, we do not believe this regulation will have a significant impact on our operations. The Bank primarily makes qualified mortgages and is in compliance with the TRID requirements.

Securities Laws and Corporate Governance

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the U.S. Securities and Exchange Commission (the "SEC"). As a company listed on the NASDAQ Capital Market, the Company is also subject to NASDAQ continuing listing standards for listed companies.

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

Where You Can Find More Information

Under Section 13 of the Securities Exchange Act of 1934, as amended, periodic and current reports must be filed with or furnished to the SEC. The Company electronically files or furnishes such reports with the SEC and any amendments thereto, including the following: Form 10-K, Form 10-Q, Form 8-K and Form DEF 14A. The SEC maintains an Internet site, www.sec.gov, through which all forms filed and furnished electronically may be accessed. Additionally, all forms filed with or furnished to the SEC and additional shareholder information is available free of charge on the Company's website: www.heritageoaksbancorp.com. The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. The Company also posts its Committee Charters, Code of Ethics, Code of Conduct and Corporate Governance Guidelines on the Company's website. None of the information on or hyperlinked from the Company's website is incorporated into this Annual Report on Form 10-K.

Item 1A.    Risk Factors

In the course of conducting its business operations, the Company is exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to its own business. The following discussion addresses the most significant risks that could affect the Company's business, financial condition, liquidity, results of operations, and capital position and stock price. The risks identified below are not intended to be a comprehensive list of all risks faced by the Company. Additional risks and uncertainties that the Company is not aware of or that the Company currently deems immaterial may also impair our business.

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

The Company provides financing to agricultural businesses and other industries dependent on agriculture in the Central Coast of California. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices and changing climatic conditions. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. In addition, the State of California has been experiencing drought conditions since 2013. The lack of rain will have an adverse impact on our agricultural customers' operating costs, crop yields and crop quality, which could impact such customers' ability to repay their loans to us consistent with the terms of such loans. The longer the drought continues, the more significant this impact will become. As a result, the Company's results of operations, financial condition, cash-flows and stock price can be negatively influenced by the impact of the drought on the banking needs of our agricultural customers.

We have a concentration in commercial real estate loans.

We have a high concentration in commercial real estate ("CRE") loans. CRE loans are defined as construction, land development, other land loans such as farmland, loans secured by multi-family (5 or more units) residential properties and loans secured by non-farm, non-residential properties. Following this definition, approximately 65.3% of our gross loans can be classified as CRE lending as of December 31, 2015. CRE loans generally involve a higher degree of credit risk than certain other types of lending due to, among other things, the generally large amounts loaned to individual borrowers. Losses incurred on loans to a small number of these borrowers could have a material and adverse impact on our operating results and financial condition. In addition, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be adversely affected by general economic conditions, which may result in non-performance by certain borrowers.

The Company and the Bank are operating under enhanced regulatory supervision that could materially and adversely affect our business.

The Bank is currently subject to a Consent Order ("the BSA Consent Order") dated November 5, 2014 issued by the FDIC and the DBO relating to identified deficiencies in the Bank's centralized Bank Secrecy Act and anti money laundering compliance program. Management and the Board have been working diligently to comply with the BSA Consent Order and believe they have allocated sufficient resources to address the corrective actions required by the FDIC and DBO. Compliance and resolution of the BSA Consent Order will ultimately be determined by the FDIC and DBO. Certain activities, including expansionary activities, that otherwise require regulatory approval will likely be impeded while the BSA Consent Order remains outstanding. Our failure to comply with the BSA Consent Order and to successfully implement an enhanced BSA/AML compliance program may result in additional regulatory action, including civil money penalties against the Bank and its officers and directors or enforcement of the BSA Consent Order through court proceedings, which could have a material and adverse effect on our business, results of operations, financial condition, cash flows and stock price.

The Company also generally expects more intense scrutiny from bank supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive relief against banking organizations and institution affiliated parties. These enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.

The cost and other effects of the full implementation of the Dodd-Frank Act remain unknown and may have a material and adverse effect on our business.

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. The full compliance burden and impact of the Dodd Frank Act on the Company's and the Bank's business, financial condition, and results of operations and profitability remain uncertain.

Further significant changes in banking laws or regulations, the interpretation of those rules and regulations, and changes in federal monetary policy could materially affect our business.

In addition to the Dodd-Frank Act discussed above, the banking industry is subject to extensive federal and state regulation. The implementation of new laws or changes in existing laws, including changes in the interpretations of such laws and related rules and regulations by regulators, courts or others, could have a negative impact on our business. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Significant changes in these laws and regulations and/or the interpretation and enforcement thereof could materially and adversely affect our business. We cannot predict the substance or impact of any change in regulation, whether by regulators or as a result of legislation, or in the way such statutory or regulatory requirements are interpreted or enforced. Compliance with such current and potential regulation may significantly increase our costs, impede the efficiency of our business practices, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

Our business is also impacted by federal monetary policy, particularly as implemented through the Federal Reserve Board. Federal monetary policy significantly affects our credit conditions, primarily through open market operations in United States government securities, the discount rate for member bank borrowing, and bank reserve requirements. Changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board could have a material and adverse impact on our business, financial condition and results of operations.

Implementation of new Basel III capital rules adopted by the federal bank regulatory agencies require increased capital levels that we may not be able to satisfy and could impede our growth and profitability.

The new Basel III Capital Rules became effective January 1, 2015. The new rules increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and change the risk-weightings of certain assets. These changes will be phased in through 2019. As the rules are phased in they could have a material and adverse effect on our liquidity, capital resources and financial condition. See also Item 1. Business – Capital Adequacy Requirements, for a further discussion of Basel III Capital Rules.

Our business is subject to credit exposure and our allowance for loan and lease losses may not be sufficient to cover actual loan losses.

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

A substantial portion of the Company's income is derived from the differential or "spread" between the interest earned on loans, securities and other interest earning assets, and the interest paid on deposits, borrowings and other interest bearing liabilities. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policy may not be successfully implemented and from time to time the Company's risk position may not be balanced. An unanticipated rapid decrease or increase in interest rates could have a material and adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer term investments. Further, substantially higher interest rates could reduce loan demand and may result in slower loan growth than previously experienced. Any one of these occurrences would have a material and adverse effect on the Company's results of operation and financial condition. Conversely, lower interest rates could lead to lower net interest margin due to maturing loans being financed at a lower rate as well as increased refinancing activity to lock in lower rates.

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

Our financial performance and profitability depend on our ability to execute our corporate strategies. Each year, our board of directors approves our long-term strategic plan and annual operating budget. Our near-term business strategy includes pursuing organic growth within our geographic footprint within the markets we currently serve. Our failure to achieve organic loan and deposit growth in our current market area may adversely impact our near-term financial performance goals. Other factors that may adversely affect our ability to attain our long-term financial performance goals include an inability to control non-interest expense, including, but not limited to, rising employee compensation, regulatory compliance and healthcare costs, limitations imposed on us through regulatory actions, and our inability to increase net-interest income due to downward pressure on interest rates.

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

The occurrence of fraudulent activity, breaches of our information security or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our clients' information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications.

Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyberattacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in the past year, several large corporations, including retail companies, have suffered major data breaches, where in some cases, exposing sensitive financial and other personal information of their clients and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with the Bank.

Information pertaining to us and our clients is maintained, and transactions are executed, on our networks and systems, those of our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, the inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business, and/or our ability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or exposure to civil litigation or possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

The potential for fraud when regularly dealing with credit cards, debit cards, prepaid cards, and ACH transactions is significant.

Issuers of credit, debit and prepaid cards and other industry participants, as well as depository institutions participating in the ACH network have suffered significant losses in recent years with respect to the theft of personal, financial and confidential data that has been illegally exploited for personal gain. In addition, we operate a number of electronic, check and other payment connections that are vulnerable to individuals engaging in fraudulent activities that seek to compromise payments and related financial systems illegally. The theft of such information is regularly reported and affects not only individuals but businesses as well. In recent years, losses from such fraud have been substantial. Although fraud has not had a material impact on the profitability of the Bank, it is possible that such activity could adversely impact it in the future.

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

The Company uses a third party software service provider to perform all of its transaction data processing. The Company also outsources other customer service applications, such as on-line banking, ACH and wire transfers, to third party vendors. If these service providers were to experience technical difficulties or incur any extended outages in services, it could have a material and adverse impact on the Company and its customers. Because such service providers service us and other banks, their systems could be affected by denial of service attacks directed at their other bank customers. In addition, third parties may seek to penetrate our vendors' IT systems, obtain information about us or our customers or access our customers' accounts, and exploit that information to wrongfully withdraw or transfer our customers' funds, which could have material and adverse impacts on our customers and the Company. Further, if the Company was required to switch service providers due to deterioration in service quality or other factors, there is no guarantee that it could obtain comparable services at a comparable price.

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

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities and any cash dividends to our shareholders. Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. If the Bank is unable to generate the profits necessary to service the interest payments, or we are unable to obtain regulatory approval to make dividends from the Bank to the Company, our business, operating results and financial condition may be materially and adversely affected.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized at prices not sufficient to recover the full amount of the financial instrument exposure due us. Any such losses could have a material adverse effect on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company's headquarters are located at 1222 Vine Street in Paso Robles, California. As of December 31, 2015, the Bank operates 12 branches within the Counties of San Luis Obispo and Santa Barbara. The Bank currently owns its headquarters and eight of its branches and leases the remaining branches and administrative facilities from various parties. The Bank also leases one location in Ventura County where it operates a loan production office. The Company believes its facilities are adequate for its present needs. The Company believes that the insurance coverage on all properties is adequate for its present needs. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

Item 3.    Legal Proceedings

In addition to routine litigation incidental to the business of the Company and/or the Bank, the Company is party to the following litigation.

In re Ennis Commercial Properties, LLC (Debtor) / Ennis Commercial Properties LLC et al. (Plaintiffs) v. Heritage Oaks Bancorp, United States Bankruptcy Court, Eastern District of California – Fresno Division. Case No. 10-12709-A-11. In January 2015, the Plan of Liquidation Administrator ("Administrator" or "Plaintiff") appointed by the Bankruptcy Court regarding the bankruptcy of Ennis Commercial Properties, LLC ("Ennis Commercial") filed a complaint against Heritage Oaks Bancorp ("the Company"). The complaint generally involves actions taken in 2008 by parties not related to the Company in connection with the transfer by Ennis Commercial of deeds of trust on a property ("Transfers") in connection with a loan and loan modification to entities affiliated with Ennis Commercial. One of the deeds of trust was granted by Ennis Commercial in connection with a loan between an unrelated third-party bank and an entity affiliated with Ennis Commercial. In 2006, prior to the events in 2008, one of the Company's predecessors had entered into a Loan Participation Agreement with the unrelated third-party bank in connection with that loan. Subsequent to the Transfers, Ennis Commercial and various affiliated/related entities filed for bankruptcy protection. On or about June 27, 2013, the Bankruptcy Court entered an order confirming Ennis Commercial's Plan of Liquidation, with an effective date of July 12, 2013. The secured loans at issue were originated and modified by unaffiliated third party banks. According to the complaint, the Administrator named the Company as a defendant because it was assigned a third-party bank's claim based on the secured debt against Ennis Commercial's estate on March 14, 2014.

Plaintiff sought to undo the Transfers as fraudulent transfers, and sought $2.7 million in damages, prejudgment interest and attorneys' fees. On November 30, 2015, the parties mediated the matter and reached a mutually agreeable settlement that did not have a material adverse impact on our liquidity, reputation, consolidated financial position, results of operations and/or stock price. The Company recorded expense associated with the settlement during the year ended December 31, 2015. The settlement agreement was signed by all parties and an Order Granting Stipulation to Dismiss Adversary Proceeding with Prejudice was entered on January 15, 2016. This matter will no longer be discussed in the Company's filings.

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock trades on the NASDAQ Capital Market under the symbol "HEOP." As of February 24, 2016, there were approximately 2,684 holders of record of the Company's common stock. The following table summarizes those trades of the Company's Common Stock on NASDAQ, setting forth the high and low sales prices for each quarterly period ended since January 1, 2014, as well as per share amount of dividends declared on the Company's common stock:

	Stock Price
			Dividends Declared
	High	Low
Quarters Ended
December 31, 2015	$9.25	$7.51	$0.06
September 30, 2015	$8.46	$7.36	$0.06
June 30, 2015	$8.80	$7.44	$0.06
March 31, 2015	$8.92	$7.50	$0.05
December 31, 2014	$8.51	$6.95	$0.05
September 30, 2014	$7.94	$6.70	$0.03
June 30, 2014	$8.35	$6.83	$-
March 31, 2014	$8.48	$7.27	$-

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

The principal source of funds from which the Company may pay dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank is subject first to corporate restrictions on its ability to pay dividends. Further, the Bank may not pay a dividend if it would be undercapitalized for Bank regulatory purposes after the dividend payment is made. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank's retained earnings; or (b) bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DBO, make a distribution to its shareholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the DBO determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DBO may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law.

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

Conversion of Series C Preferred Stock

On October 29, 2014, the Company entered into an Exchange Agreement with the holder of its Series C Preferred Stock. Pursuant to the terms of the Exchange Agreement the holder of Series C Preferred Stock would exchange 1,189,538 shares of the Series C Preferred Stock for shares of the Company's common stock on a one-for-one exchange ratio basis. On December 22, 2014, the Company and the holder of its Series C Preferred stock entered into a First Amendment to the Exchange Agreement to allow for an initial exchange of Preferred Stock whereby 840,841 shares of Series C Preferred Stock would be exchanged for 840,841 shares of the Company's common stock. The initial closing took place on December 24, 2014.

On June 4, 2015, the holder of the Company's Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") completed the exchange of its remaining 348,697 shares of Series C Preferred Stock for shares of the Company's common stock on a one-for-one exchange ratio basis. As of December 31, 2015, there were no shares of the Company's Series C Preferred Stock issued and outstanding.

On the date the Company made a firm commitment to issue the Series C Preferred Stock, the fair market value of the Company's common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock. As a result, the Series C Preferred Stock was issued with a beneficial conversion feature associated with it. In connection with each exchange of Series C Preferred Stock summarized above, the Company recorded charges to retained earnings of $70 thousand and $168 thousand during the years ended December 31, 2015 and 2014, respectively.

Repurchase of Common Stock

In June 2015, the Company announced it had amended its previously announced plan for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18. Repurchase program activity pursuant to the amended plan commenced on July 1, 2015 and will continue in effect until January 31, 2016 or expire earlier upon completion of the repurchase of $5.0 million of the Company's common stock, as well as under certain other circumstances set forth in the repurchase plan agreement. The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time. All shares repurchased as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

On January 6, 2016, the Company amended its stock repurchase program to extend the program beyond its expiration date of January 31, 2016. Under the amended plan, repurchase activity may commence on February 1, 2016 and continue until August 2, 2016, the plan's new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company's common stock, as well as under certain other circumstances as set forth in the amended plan.

As of December 31, 2015, the Company had repurchased 55,428 shares of its common stock under this plan at an average price of $7.47 per share. Repurchases of common stock during 2015 totaled 3,696 shares. The shares were repurchased at an average price of $7.52 per share. The Company made no repurchases of its common stock during the three months ended December 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at December 31, 2015, with respect to shares of Company common stock that may be issued under the Company's existing equity compensation plans:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance
Plan Category
Equity compensation plans approved by security holders	932,553	(1)	$7.19	2,228,601	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
(1)
Outstanding options have been granted from the 2005 Equity Based Compensation Plan, and the 2015 Equity Incentive Plan, which was approved by the Company' shareholders in May 2015. The 2005 Equity Based Compensation Plan expired in March 2015, and no further grants can be made from that plan. Under the 2015 Equity Incentive Plan, the Company is authorized to issue restricted stock awards. Restricted stock awards are not included in the table above. At December 31, 2015, there were 162,394 shares of restricted stock issued and outstanding with a weighted average grant price of $7.30 per share. See also Note 12. Share-based Compensation Plans of the consolidated financial statements, filed on this Form 10-K, for additional information on the Company's equity compensation plans.
(2)
Includes securities available for issuance, including stock options and restricted stock.

Stock Performance

The following chart compares the cumulative total shareholder return on the Company's common stock over the last five years with the cumulative total return of the Nasdaq Composite Index, and three Company-selected groups of peer institutions (assuming the investment of $100 in each index on December 31, 2010 and reinvestment of all dividends). The Heritage Oaks Peer Group 1 consists of all publicly traded banks & thrifts in the United States with assets of between $750 million and $4 billion in assets as of December 31, 2015. The Heritage Oaks Peer Group 2 consists of all publicly traded banks & thrifts in California with assets of between $750 million and $4 billion at December 31, 2015. The Heritage Oaks Peer Group 3 consists of 14 publicly traded banks located in the Western United States used by the compensation committee in evaluating executive compensation.

The Company believes Heritage Oaks Peer Groups better reflect the Company's asset size. With the addition of Heritage Oaks Peer Group 3, the Company does not expect to utilize Heritage Oaks Peer Group 2 in the future.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Heritage Oaks Bancorp	100.00	107.60	176.29	227.96	257.79	253.36
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
Heritage Peer Group 1	100.00	91.97	110.36	141.48	154.74	173.70
Heritage Peer Group 2	100.00	98.95	129.54	159.84	189.66	212.97
Heritage Peer Group 3	100.00	85.43	111.70	152.20	161.32	182.10

Item 6.    Selected Financial Data

The following table provides selected financial data for the past five years. The following should be read in conjunction with the consolidated financial statements and the notes thereto, which are included in this report.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Consolidated Income Data:
Interest income	$68,090	$64,088	$45,393	$46,321	$48,227
Interest expense	5,831	5,157	3,867	3,818	5,023

Net interest income	62,259	58,931	41,526	42,503	43,204
Provision for loan losses	-	-	-	7,681	6,063

Net interest income after provision for loan and lease losses	62,259	58,931	41,526	34,822	37,141
Non-interest income	10,139	9,575	12,875	12,548	9,730
Non-interest expense	48,167	54,792	36,563	36,131	37,318

Income before income tax expense (benefit)	24,231	13,714	17,838	11,239	9,553
Income tax expense (benefit)	8,882	4,749	6,997	(1,798)	1,828

Net income	15,349	8,965	10,841	13,037	7,725
Dividends and accretion on preferred stock	70	168	898	1,470	1,358

Net income available to common shareholders	$15,279	$8,797	$9,943	$11,567	$6,367

Share Data:
Earnings per common share – basic	$0.45	$0.27	$0.38	$0.44	$0.24
Earnings per common share – diluted	$0.45	$0.27	$0.37	$0.44	$0.24
Dividends declared per common share	$0.23	$0.08	$-	$-	$-
Divdend payout ratio	51.15%	30.59%	0.00%	0.00%	0.00%
Common book value per share	$6.01	$5.81	$4.84	$4.78	$4.17
Tangible common book value per share	$5.16	$4.92	$4.34	$4.27	$3.67
Actual shares outstanding at end of period	34,353,014	33,905,060	25,397,780	25,307,110	25,145,717
Weighted average shares outstanding – basic	34,129,930	32,567,137	26,341,592	26,271,000	26,238,015
Weighted average shares outstanding – diluted	34,274,902	32,712,983	26,542,689	26,401,870	26,254,745
Selected Consolidated Balance Sheet Data:
Total cash and cash equivalents	$69,923	$35,580	$26,238	$34,116	$34,892
Total investments and other securities	$450,935	$355,580	$276,795	$287,682	$236,982
Total gross loans held for investment	$1,247,280	$1,193,483	$827,484	$689,608	$646,286
Allowance for loan and lease losses	$(17,452)	$(16,802)	$(17,859)	$(18,118)	$(19,314)
Total assets	$1,899,739	$1,710,127	$1,203,651	$1,097,532	$987,138
Total deposits	$1,564,961	$1,394,804	$973,895	$870,870	$786,208
Federal Home Loan Bank borrowings	$103,521	$95,558	$88,500	$66,500	$51,500
Junior subordinated debt	$10,438	$13,233	$8,248	$8,248	$8,248
Total shareholders' equity	$206,434	$197,940	$126,427	$145,529	$129,554
Average assets	$1,815,397	$1,609,705	$1,119,334	$1,024,961	$976,988
Average earning assets	$1,680,843	$1,483,393	$1,031,578	$953,815	$916,356
Average shareholders' equity	$203,321	$182,186	$137,807	$137,392	$124,824
Selected Financial Ratios:
Return on average assets	0.85%	0.56%	0.97%	1.27%	0.79%
Return on average equity	7.55%	4.92%	7.87%	9.49%	6.19%
Return on average tangible common equity	8.83%	5.84%	9.04%	11.55%	7.29%
Net interest margin (1)	3.70%	3.97%	4.03%	4.46%	4.71%
Efficiency ratio (2)	66.15%	78.92%	71.29%	67.88%	67.98%
Non-interest expense to average assets	2.65%	3.40%	3.27%	3.53%	3.82%
Capital Ratios:
Average equity to average assets	11.20%	11.32%	12.31%	13.40%	12.78%
Leverage Ratio	9.90%	10.22%	10.20%	12.32%	12.06%
Tier 1 Risk-Based Capital ratio	13.01%	13.13%	12.91%	15.55%	14.81%
Total Risk-Based Capital ratio	14.26%	14.38%	14.17%	16.81%	16.07%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (3)	0.63%	0.88%	1.22%	2.51%	1.91%
Non-performing assets to total assets (4)	0.43%	0.62%	0.84%	1.58%	1.35%
Allowance for loan and lease losses to total gross loans	1.40%	1.41%	2.16%	2.63%	2.99%
Net (recoveries) charge-offs to average loans	-0.05%	0.10%	0.03%	1.32%	1.75%
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

Executive Overview

This overview of management's discussion and analysis, highlights select information in the financial results of the Company, and may not contain all of the information that is important to you. For a more complete understanding of the Company's financial condition, results of operations, trends, commitments, uncertainties, liquidity, capital resources, critical accounting policies and estimates, as well as risk factors you should carefully read this entire document. Each of these items could have an impact on the Company's consolidated financial results.

Heritage Oaks Bancorp ("Bancorp") is a California corporation organized in 1994, and is the holding company for Heritage Oaks Bank (the "Bank"), which opened for business in 1983. The Bank, which is the Company's sole operating subsidiary, operates within San Luis Obispo, Santa Barbara and Ventura Counties. As of December 31, 2015, the Bank operated two branch offices each in Paso Robles, and San Luis Obispo; single branch offices in Atascadero, Templeton, Cambria, Morro Bay, Arroyo Grande, Santa Maria, Goleta and Santa Barbara; as well as a single loan production office in Ventura/Oxnard.

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

Other than holding all of the issued and outstanding shares of the Bank, the Bancorp conducts no significant activities. As a bank holding company, the Bancorp generally is prohibited from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or regulation or order of the Federal Reserve Board, have been identified as activities closely related to the business of banking or managing or controlling banks. In October 2006, the Bancorp formed Heritage Oaks Capital Trust II. This trust is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Bancorp, the sole purpose of which is to issue trust preferred securities. In conjunction with our acquisition of Mission Community Bank (discussed below), the Bancorp assumed two additional trusts: Mission Community Capital Trust I, and Santa Lucia Bancorp (CA) Capital Trust, both of which are statutory business trusts formed under the laws of the State of Delaware, the sole purpose of which is to issue trust preferred securities.

On February 28, 2014, the Company completed the acquisition of Mission Community Bancorp and its subsidiary Mission Community Bank (collectively "MISN," or the "MISN Transaction"). The total value of the transaction was $69.0 million, which was comprised of cash of $8.7 million and 7,541,326 shares of Bancorp's common stock valued at $60.3 million, based on the $7.99 closing price of Bancorp's stock on February 28, 2014. The operating results of MISN beginning on March 1, 2014 are included in the Company's results for the year ended December 31, 2015 and 2014. The impact of the MISN Transaction to the Company's total loans and deposits was a 34% increase in total loans and 38% increase in total deposits as of February 28, 2014. Please also refer to Note 2. Business Combination, of the consolidated financial statements filed on this Form 10-K.

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

Financial Highlights

The Company generated net income available to common shareholders of $15.3 million, or $0.45 per diluted common share, for the year ended December 31, 2015, as compared to net income available to common shareholders of $8.8 million, or $0.27 per diluted common share, for the year ended December 31, 2014 and $9.9 million, or $0.37 per diluted common share, for the year ended December 31, 2013.

    Significant factors impacting the Company's net income for the year ending December 31, 2015 are discussed below. Please also refer to "Results of Operations" for a more detailed discussion concerning our operating results for the years ended December 31, 2015, 2014, and 2013.

    •
    Net Interest Income:  For the year ended December 31, 2015, net interest income was $62.3 million, or $3.3 million and 5.6% higher than the $58.9 million reported for the year ended December 31, 2014. The net interest margin was 3.70% for the year ended December 31, 2015, compared to 3.97% for the year earlier. We continued to experience a decline in the yield on earning assets, including loans and investment securities during 2015, stemming from the prevailing low interest rate environment. However, the impact of a continued low interest rate environment on the yield of earning assets was offset by a $197.5 million increase in average earning asset balances during 2015, resulting in higher net interest income for 2015 as compared to 2014. For the year ended December 31, 2015 interest income and the yield on earning assets was $68.1 million and 4.05%, respectively, compared to $64.1 million and 4.32%, respectively for 2014. For the year ended December 31, 2015 interest expense was $5.8 million and the cost of funds was 0.36%, respectively, compared to interest expense of $5.2 million and the cost of funds of 0.36%, respectively for 2014.

    •
    Non-Interest Expense:  Non-interest expense decreased by $6.6 million to $48.2 million for the year ended December 31, 2015, from $54.8 million for 2014. The decrease in non-interest expense for the year ended December 31, 2015 as compared to 2014 was largely the result of a $9.3 million decrease of merger, restructure, and integration costs related to the MISN Transaction. The decline in merger, restructure, and integration costs were partially offset by a $3.0 million increase in professional services expenses, driven largely by increases in costs for temporary staff and consulting related to our BSA/AML Program remediation efforts, as well as increases in legal, audit and tax services.

    •
    Provision for Loan and Lease Losses:  No provisions for loan and lease losses were recorded for the years ended December 31, 2015, 2014, and 2013. The Company has not required a loan and lease loss provision since 2012 due to stabilization in the level of classified loans, a continued overall improvement in the credit quality of the loan portfolio, and declining levels of specific reserves for impaired loans. As of December 31, 2015, the allowance for loan and leases losses was $17.5 million or 1.40% of total gross loans, compared to $16.8 million or 1.41% of total gross loans at December 31, 2014. The allowance for loan and leases losses increased in 2015 due to net recoveries on previously charged-off loans. The allowance for loan and lease losses for MISN legacy loans was $0.4 million or 0.23% of total MISN legacy loans as of December 31, 2015.

    •
    Non-interest Income:  Non-interest income increased by $0.5 million to $10.1 million for the year ended December 31, 2015 from $9.6 million for 2014. The year-to-year increase in non-interest income is primarily attributable to gains on the extinguishment of debt totaling $0.6 million, resulting from the redemption of junior subordinated debentures, as well as due to an increase in mortgage banking revenues of $0.4 million. These increases were partially offset by a decrease in fees and service charges income of $0.5 million, attributable to the Company exiting certain depository customers in late 2014, as it determined these customers no longer fit the Company's risk profile.

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

Fair Value of Assets Purchased and Liabilities Assumed through Strategic Acquisitions

When the Company acquires the assets and assumes the liabilities of other financial institutions, U.S. GAAP requires an assessment of the fair value of those individual assets and liabilities. This fair value may differ from the cost basis recorded on the acquired institution's financial statements. Management performs an initial assessment to determine which assets and liabilities must be designated for fair value analysis. Management typically engages experts in the field of valuation to perform the valuation of significant assets and liabilities and, after assessing the resulting fair value computation, will utilize such value in computing the initial purchase accounting adjustments for the acquired assets. It is possible that these values could be viewed differently through either alternative valuation approaches or if performed by different experts. Management is responsible for determining that the values determined by experts are reasonable. Adjustments to the fair value of assets acquired and liabilities assumed in the MISN Transaction were complete as of December 31, 2014. See also Note 2. Business Combination, and Note 8. Goodwill and Other Intangible Assets, of the consolidated financial statements filed on this Form 10-K.

Allowance for Loan and Lease Losses ("ALLL")

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

As also discussed in Note 1. Summary of Significant Accounting Policies, of the consolidated financial statements filed on this Form 10-K, during the third quarter of 2015, the Company made a specific enhancement to its methodology for determining the general reserve component of ALLL. This enhancement related specifically to the methodology used to calculate the loss rates for loan risk grades within each loan type in the determination of the general reserve component of the ALLL. The enhanced methodology uses more granular loan level data to calculate loss rates for specific loan grades within each loan type, allowing for more detailed loan migration analysis, and the ability to determine average loss rates for each loan risk grade. Although the total general reserve component of the ALLL for each loan type and portfolio segment is still based on total average historical losses for their respective loan types, management believes the allocation of the ALLL to each loan risk grade, within each loan type and the evaluation of the loss emergence period has become more granular under this methodology enhancement.

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

Loans and leases acquired through purchase or through a business combination, such as those acquired in the MISN Transaction, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value. Therefore, an ALLL is not recorded at the acquisition date. These loans include purchased credit impaired loans ("PCI loans"), which are accounted for under ASC 310-30, and all other loans acquired without impairment indicators, and not accounted for within the scope of ASC 310-30, ("non-PCI loans"). Should the Company's ALLL methodology indicate that the credit discount associated with acquired, non-PCI loans, is no longer sufficient to cover probable losses inherent in those loans, the Company establishes an ALLL for those loans through a charge to provision for loan and lease losses. Acquired loans are evaluated upon acquisition for evidence of deterioration in credit quality since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. Such loans are classified as PCI loans, while all other acquired loans are classified as non-PCI loans.

The Company has elected to account for PCI loans at an individual loan level. The Company estimates the amount and timing of expected cash flows for each loan. The expected cash flow in excess of the loan's carrying value, which is fair value on the date of acquisition, is referred to as the accretable yield, and is recorded as interest income over the remaining expected life of the loan. The excess of the loan's contractual principal and interest over expected cash flows is referred to as the non-accretable difference, and is not recorded in the Company's condensed consolidated financial statements. Quarterly, management performs an evaluation of expected future cash flows for PCI loans. If current expectations of future cash flows are less than management's previous expectations, other than due to decreases in interest rates and prepayment assumptions, an ALLL is recorded with a charge to current period earnings through a provision for loan and lease losses. If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company will first reduce any previously established ALLL, and then record an adjustment to interest income through a prospective increase in the accretable yield.

Because of all the variables and judgments that go into the determination of both the specific and general allocation components of the ALLL, it is reasonably possible that the ALLL may change in future periods and those changes could be material and have an adverse effect on our financial condition and results of operations. See also Note 5. Loans and Allowance for Loan and Lease Losses, of the consolidated financial statements filed on this Form 10-K.

Realizability of Deferred Tax Assets

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse. If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized, a valuation allowance is established. See also Note 7. Income Taxes, of the consolidated financial statements filed on this Form 10-K.

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

Accrual for Restructuring Activities

From time to time the Company may plan organizational restructuring activities to optimize the efficiency of its operations. U.S. GAAP allows the Company to accrue for certain future restructuring expenses, such as employee termination, retention and relocation costs, contract cancellation costs and fixed asset disposal costs, as long as the Company has adopted a board approved plan for restructuring activities and notified the affected personnel, landlords and vendors within a prescribed timeframe. See Note 16. Restructuring Activities, of the consolidated financial statements filed on this Form 10-K.

Results of Operations

Net Interest Income and Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans, investments and other interest earning assets, and the interest paid on deposits and borrowings. The net interest margin ("NIM") is the amount of net interest income expressed as a percentage of average earning assets. Factors considered in the analysis of net interest income are the composition and volume of interest earning assets and interest bearing liabilities, the amount of non-interest-bearing liabilities, non-accruing loans, and changes in market interest rates.

The table below sets forth average balance sheet information, interest income and expense, average yields and rates and net interest income and margin for the years ended December 31, 2015, 2014 and 2013.

	For the Year Ended, December 31, 2015			For the Year Ended, December 31, 2014			For the Year Ended, December 31, 2013
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense
	(dollars in thousands)
Interest Earning Assets
Interest earning deposits in other banks	$71,693	0.21%	$152	$52,039	0.17%	$89	$15,466	0.21%	$33
Investment securities	395,791	1.85%	7,311	350,120	2.07%	7,238	262,504	2.09%	5,476
Other investments	9,739	10.56%	1,028	9,101	6.77%	616	6,590	4.16%	274
Loans (1) (2)	1,203,620	4.95%	59,599	1,072,133	5.24%	56,145	747,018	5.30%	39,610

Total interest earning assets	1,680,843	4.05%	68,090	1,483,393	4.32%	64,088	1,031,578	4.40%	45,393
Allowance for loan and lease losses	(17,143)			(17,375)			(17,937)
Other assets	151,697			143,687			105,693

Total assets	$1,815,397			$1,609,705			$1,119,334

Interest Bearing Liabilities
Interest bearing demand	$119,166	0.11%	$130	$103,781	0.11%	$114	$78,055	0.10%	$81
Savings	100,387	0.10%	100	93,593	0.10%	91	40,548	0.10%	40
Money market	512,825	0.27%	1,404	418,532	0.30%	1,247	302,998	0.33%	1,000
Time deposits	263,553	0.75%	1,981	278,292	0.76%	2,115	200,249	0.87%	1,739

Total interest bearing deposits	995,931	0.36%	3,615	894,198	0.40%	3,567	621,850	0.46%	2,860
Federal Home Loan Bank borrowing	90,174	1.86%	1,675	76,499	1.43%	1,091	59,063	1.42%	840
Junior subordinated debentures	12,164	4.45%	541	12,348	4.04%	499	8,248	2.02%	167
Fed Funds Purchased	8	0.90%	-	8	0.76%	-	-	0.00%	-

Total borrowed funds	102,346	2.17%	2,216	88,855	1.79%	1,590	67,311	1.50%	1,007
Total interest bearing liabilities	1,098,277	0.53%	5,831	983,053	0.52%	5,157	689,161	0.56%	3,867
Non interest bearing demand	504,516			434,012			282,060

Total funding	1,602,793	0.36%	5,831	1,417,065	0.36%	5,157	971,221	0.40%	3,867
Other liabilities	9,283			10,454			10,306

Total liabilities	1,612,076			1,427,519			981,527

Shareholders' Equity
Total shareholders' equity	203,321			182,186			137,807

Total liabilities and shareholders' equity	$1,815,397			$1,609,705			$1,119,334

Net interest margin (3)		3.70%	$62,259		3.97%	$58,931		4.03%	$41,526

Interest rate spread		3.52%			3.80%			3.84%
Cost of deposits		0.24%			0.27%			0.32%

(1)
Non-accruing loans have been included in total loans.
(2)
Loan fees have been included in interest income.
(3)
Net interest margin represents net interest income as a percentage of average interest earning assets.

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest earning assets and interest bearing liabilities for each of the years ended December 31, 2015 and 2014 and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the Year Ended December 31, 2015
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Interest bearing deposits in other banks	$34	$21	$8	$63
Investment securities	944	(770)	(101)	73
Other investments	43	345	24	412
Loans	6,886	(3,109)	(323)	3,454

Net increase (decrease)	7,907	(3,513)	(392)	4,002
Interest Expense
Interest bearing demand	17	-	(1)	16
Savings	7	-	2	9
Money market	281	(84)	(40)	157
Time deposits	(112)	(28)	6	(134)
Federal Home Loan Bank borrowing	195	329	60	584
Long term borrowings	(7)	51	(2)	42

Net increase	381	268	25	674

Total net increase (decrease)	$7,526	$(3,781)	$(417)	$3,328

	For the Year Ended December 31, 2014
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Interest bearing deposits in other banks	$78	$(6)	$(16)	$56
Investment securities	1,827	(53)	(12)	1,762
Other investments	107	169	66	342
Loans	17,239	(523)	(181)	16,535

Net increase (decrease)	19,251	(413)	(143)	18,695
Interest Expense
Interest bearing demand	27	8	(2)	33
Savings	52	-	(1)	51
Money market	381	(91)	(43)	247
Time deposits	678	(220)	(82)	376
Federal Home Loan Bank borrowing	248	-	3	251
Long term borrowings	83	167	82	332

Net increase (decrease)	1,469	(136)	(43)	1,290

Total net increase (decrease)	$17,782	$(277)	$(100)	$17,405

Discussion of 2015 Compared to 2014

For the years ended December 31, 2015 and 2014, net interest income was $62.3 million and $58.9 million, respectively, and the NIM was 3.70% and 3.97%, respectively. The historically low interest rate environment continued to have an adverse impact on earning assets yields, and in particular, the overall yield on the loan portfolio. Lower yielding earning assets was the primary driver behind the decline in the NIM during 2015. Long-term interest rates remained fairly consistent during 2015 as compared to 2014. For example, the 10 year U.S. Treasury yield was at 2.17% on January 1, 2015, and was at 2.27% at December 31, 2015. The result of a low prevailing rate environment on our loan portfolio is that the loans that prepay have been at higher average yields than the yields generated from new loan originations, and renewals, resulting in a lower overall yield on the loan portfolio and contributing to the decline in the yield on earning assets and the NIM. During 2015, the yield of newly originated loans averaged 4.06% as compared to an average yield of 4.37% for the same period in 2014, while the yield on loan payoffs averaged 4.76% in 2015, as compared to 5.22% in 2014. Also contributing to the decline in the NIM were higher average balances of lower yielding assets such as interest earning cash balances, and investment securities during 2015. Higher balances of interest earning cash and investment securities resulted primarily from increases in core deposits, which outpaced loan growth in 2015. Slightly offsetting these negative pressures on our NIM, was an increase in the dividend rate paid by the Federal Home Loan Bank ("FHLB") of San Francisco on our investment in FHLB stock, in conjunction with a special dividend of $0.3 million paid in June 2015. This contributed to the significant increase in the yield on other investments in 2015.

Average loan yields declined by 29 basis points to 4.95% for 2015, when compared to 5.24% for 2014. As previously mentioned, the historically low interest rate environment continued to have an adverse impact on loan yields during 2015, as yields on new loan originations and renewals have been lower than the yields on loans that prepay. During 2015, new loan originations held for investment were $255.7 million at an average yield of 4.06%, while payoffs were $187.6 million at an average yield of 4.76%. During 2014, new loan originations were $237.8 million at yields of 4.37%, while payoffs were $127.2 million at yields of 5.22%. Slightly offsetting the decline in loan yields in 2015 was an increase in prepayment penalty income, as well as interest recoveries on the payoff of non-performing loans, together totaling $0.5 million, and positively impacting loan yields by approximately 4 basis points.

Loan yields and our NIM have benefitted from the discount accretion on the acquired MISN loan portfolio since March 1, 2014 and this discount accretion has muted the impact of the historically low interest rate environment on our loan yields during 2015 and 2014. Total discount accretion from acquired loans was $2.7 million during 2015 and $3.4 million during 2014. Purchase discount accretion from acquired loans increased our loan yields by 23 basis points during 2015 and by 31 basis points in 2014. The primary reason for the decline in purchase discount accretion experienced in 2015, as compared to 2014, was a significant decline in accelerated discount accretion associated with acquired MISN loan prepayment activity. The impact of MISN discount accretion on earning asset yields and the NIM was 16 basis points in 2015, and 23 basis points in 2014. We anticipate that the amount of purchase discount accretion from loans acquired through the MISN Transaction will continue to decline, absent any unscheduled loan pay-offs, and due to the decline in the amount of scheduled discount accretion attributable to the maturity of acquired MISN loans.

The low interest rate environment and relative flatness of interest yield curves during the last couple of years have had a compounding impact on securities' yields as new investments are typically providing lower yields. Additionally, during 2015 we reallocated a portion of the securities portfolio into bonds with lower regulatory capital risk weightings, which yield less than the higher risk weighted bonds they replaced. This was done in an effort to achieve a more favorable risk weighting profile under the new Basel III regulatory capital guidelines, which were implemented on January 1, 2015. These factors have contributed to a 22 basis point decrease in the average yield on investment securities during 2015 to 1.85%, compared to 2.07% for 2014.

Our earnings are directly influenced by changes in interest rates. The Company is currently in a net asset sensitive position, and a large percentage of our interest sensitive assets and liabilities re-price with changes in interest rates. A significant portion of the variable rate component of the Company's loan portfolio has had their interest rates set to their respective contractual interest rate floors. To the extent that interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above contractual interest rate floors. See Item 7A. Qualitative and Quantitative Disclosures About Market Risk, included on this Form 10-K for further discussion of the Company's sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impacts of interest rate floors on the variable rate component of our loan portfolio.

Average interest earning assets for 2015 increased by $197.5 million, or 13.3%, compared to 2014. The increase in average earning assets was primarily driven by growth in the loan portfolio, as well as an increase in the investments portfolio and interest earning cash balances. Growth in average earning assets during 2015 was funded primarily through increases in average core deposit balances.

The average balance of interest bearing liabilities was $115.2 million, or 11.7%, higher for 2015 as compared to 2014. Growth in average interest bearing liabilities for 2015 was primarily the result of successful core deposit gathering activities, and to a lesser extent, an increase in FHLB borrowings.

The rate paid on interest bearing deposits declined by 4 basis points in 2015 to 0.36% as compared to 0.40% for 2014. This decline is in part due to the historically low interest rate environment that has existed for the last several years, but is also due to our efforts to systematically lower our cost of deposits over this same time period. Although these efforts have contributed to a moderate decline in average time deposits (for legacy Heritage Oaks balances), the overall deposit mix and cost of our deposit portfolio has improved as a result of these efforts. We have also benefitted from the lower cost of the deposits acquired through the MISN Transaction in 2015 and 2014. In addition to the favorable effects realized from these changes in our interest bearing deposits, average non-interest bearing demand deposit balances increased by $70.5 million or 16.2% to $504.5 million, for 2015 as compared to $434.0 million for 2014. Non-interest bearing deposits increased at a greater rate than the 11.4% increase in our average interest bearing deposits, which also contributed to a more favorable composition of our funding base, helping to keep the cost of funding unchanged during 2015 at 0.36%, despite an increase in the cost of borrowed funds. Non-interest bearing demand deposit balances have reduced our funding costs by 17 basis points for 2015. During 2015, the Company called higher cost brokered time deposits, as well as prepaid certain higher cost FHLB borrowings. These activities were in response to an increase in liquidity stemming from deposit gathering activities and loan prepayments during 2015. Although these activities are expected to contribute to a reduction in interest expense going forward, they resulted in a $0.2 million increase in interest expense during 2015, and contributed to the 43 basis point increase in the cost of FHLB borrowings in 2015 to 1.86%, from 1.43% in 2014. The impact of these brokered deposit and FHLB borrowing prepayment activities to the total cost of funds was approximately 1 basis point for 2015. The cost of interest bearing liabilities was 0.53% in 2015, compared to 0.52% in 2014.

Discussion of 2014 Compared to 2013

For the years ended December 31, 2014 and 2013, net interest income was $58.9 million and $41.5 million, respectively, and our NIM was 3.97% and 4.03%, respectively. During 2014, the impact of the historically low interest rate environment had an adverse impact on earning asset yields and on new and renewing loans. To a lesser extent, the change in the earning asset mix also had a negative impact on our NIM for 2014 due to a shift from higher yielding to lower yielding assets. However, the impact of accretion from the loans acquired through the MISN Transaction mitigated the impact of the decline in earning asset yields, and helped to stabilize the NIM in 2014 as compared to the prior year. The MISN loan discount accretion contributed 23 basis points to the yield on earning assets and NIM for 2014. The yield on earning assets fell 8 basis points to 4.32% in 2014 compared to 2013, however, after removing the impact of MISN loan purchase discount accretion, our earning asset yield and NIM would have been 4.09% and 3.74%, respectively, for 2014. During 2014, we also experienced an increase in interest income driven by increases in both the yield and average balance of FHLB stock, included in other investments, which helped to mitigate the decline in loan yields, and the impact of the change in our asset mix in 2014, as compared to 2013.

For the year ended December 31, 2014, average interest-earning assets were $451.8 million, or 43.8%, higher than the amount reported for the year ended December 31, 2013. Growth in average earning assets for 2014 was largely driven by acquired loans and securities in the MISN Transaction, and secondarily by organic loan growth. Our earning asset mix for 2014, as compared to 2013 negatively impacted the yield on earning assets, contributing to a decline in overall earning asset yields. For example, the percent composition of lower yielding interest earning cash balances increased, while the percent composition of higher yielding investment securities decreased during 2014. This change in earning asset mix was anticipated however, due to the Company's strategy, to retain excess liquidity during the period after the close of the MISN Transaction, in order to mitigate the possible impact of any potential run-off of MISN customer deposit balances may have had on the Company's liquidity profile.

For the year ended December 31, 2014, the yield on the loan portfolio declined 6 basis points to 5.24%, from 5.30% for 2013. The decline in our loan yields during 2014 was largely attributable to the decline in interest rates on new loans issued and loans renewed, which decline was driven both by the historically low interest rate environment in 2014, and by increased competition in the Company's primary market area. However, as previously discussed, the accretion income from the loans acquired in the MISN Transaction significantly offset the negative impact of the decline related to new and renewed loan yields. The acquired loan discount accretion contributed 31 basis points to our loan yields during 2014.

The average balance of investment securities increased in 2014, primarily related to securities acquired in the MISN Transaction. During 2014 we did not fundamentally change our interest rate risk strategy and therefore we maintained the composition and overall yield in our securities portfolio. We did, however realign the profile of the investment securities acquired in the MISN Transaction with our balance sheet management strategy. In doing so we sold and replaced the majority of the MISN securities portfolio.

The average balance of interest bearing liabilities increased by $293.9 million for the year ended December 31, 2014, compared to the level reported for 2013. The increase in the average balance of interest bearing liabilities can be attributed primarily to the deposits, FHLB borrowings and junior subordinated debentures assumed in the MISN Transaction. The MISN deposit portfolio also improved our liability mix and funding costs due to the higher level of non-interest bearing demand deposits, as a proportion of total deposits, MISN had on its balance sheet at the time of acquisition, relative to the proportion of the legacy Heritage Oaks deposit portfolio. The impact of MISN acquired deposits helped to increase our percentage of average non-interest bearing deposits to average deposits to 32.7% for 2014 from 31.2% for 2013.

The rate paid on interest bearing deposits declined by 6 basis points, to 0.40%, for 2014 as compared to 2013. This decline is in part due to the historically low interest rate environment that has existed for the last few years, but is also due to the more favorable funding cost profile of MISN acquired deposits and, to a lesser extent, our efforts to systematically lower our cost of deposits over this same time period. In addition to the favorable effects realized from these changes in our interest bearing deposits, our average non-interest bearing demand deposit balances have increased by $152.0 million, to $434.0 million, for 2014, largely due to the MISN Transaction. These increases in non-interest bearing demand deposit balances have served to reduce our total funding cost by 4 basis points to 0.36% for 2014.

For the year ended December 31, 2014, the average rate paid on interest bearing liabilities was 0.52% as compared to 0.56% for 2013. The year over year decline can be attributed in large part to the lower cost deposits acquired in the MISN Transaction. This decline was partially offset by an increase in the cost of junior subordinated debentures which increased in 2014 by 202 basis points, or 100%, compared to the prior year. The increase in funding costs of junior subordinated debentures is directly related to the purchase accounting adjustments on acquired MISN junior subordinated debentures, increasing the amount of interest expense, and cost of funding attributable to these debt instruments.

Provision for Loan and Lease Losses

The ALLL is maintained at a level considered by management to be appropriate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. Management's review of the appropriateness of the ALLL includes, among other things, an analysis of past loan loss experience and an evaluation of the loan portfolio under current economic conditions. See also Note 1. Summary of Significant Accounting Policies, and Note 5. Loans and Allowance for Loan and Lease Losses, of the consolidated financial statements filed on this Form 10-K, for additional information concerning the ALLL.

The ALLL is based on estimates, and actual losses may vary from current estimates. Such variances could be material and could have an adverse effect on the Company's performance. The Company recognizes that the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the underlying collateral for such loans. For additional information see the "Allowance for Loan and Lease Losses" discussion in the Financial Condition section of this Discussion and Analysis.

Discussion of 2015 Compared to 2014

A provision for loan and lease losses was not recorded for the years ended December 31, 2015 or 2014. The lack of need for additional provisions for loan and lease losses was supported by net recoveries of $0.7 million for the year ended December 31, 2015. During the year ended December 31, 2014 the Company recorded net charge-offs of $1.1 million, however, positive adjustments to the general reserve component of the ALLL driven by a reduction in our historical losses allowed for a reduction of the balance of the ALLL and did not require any provision for loan and lease losses during 2014. The lack of provision for loan and lease losses is reflective of the continuing improvements in the overall credit quality of the loan portfolio, the improvement in historical losses over the last two years relative to historical periods, the improvement in property values that serve as collateral for a large portion of our loans, as well as the limited amount of new loans moving into non-accrual status, and therefore requiring specific reserves, all of which were largely offset by increased ALLL requirements due to the growth in the loan portfolio, and qualitative factor adjustments. As of December 31, 2015 the ALLL represented 1.40% of total gross loans. The ALLL attributable to loans acquired in the MISN Transaction was $0.4 million at December 31, 2015, a reduction of $0.6 million as compared to $1.0 million at December 31, 2014. The reduction in the ALLL for acquired MISN loans is attributable in large part to the paydown and payoff of certain MISN loans throughout 2015.

Discussion of 2014 Compared to 2013

A provision for loan and lease losses was not recorded for years ended December 31, 2014 or 2013. The lack of need for additional provisions for the year ended December 31, 2014 was reflective of improvements in the overall credit quality of the loan portfolio, the overall improvement in the net charge-off history over the last two years relative to historical periods, the improvement in property values that serve as collateral for a large portion of our loans, as well as the limited amount of new loans moving into non-accrual status, and therefore requiring specific reserves. Loans acquired through the MISN Transaction required $1.0 million of provisions for loan and lease losses through December 31, 2014, however, other components of our ALLL such as the general, and specific reserve components, had offsetting provision recaptures. When such provision recaptures were aggregated with the required provision for MISN acquired loans and leases, and provisions to address increases in our qualitative factors, and unallocated portion of our ALLL, the result of these component provisions, and provision recaptures resulted in a net $0 provision for loan and lease losses for 2014. Improved credit quality in conjunction with improvements in the amount of net charge-offs were primary drivers behind the lack of need for provisions in 2013. The ALLL represented 1.41% and 2.16% of total gross loans as of December 31, 2014 and 2013, respectively.

Non-Interest Income

The table below sets forth changes in non-interest income for 2015, 2014, and 2013:

				Variances
	For the Years Ended December 31,
				2014		2013
	2015	2014	2013	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Fees and service charges	$4,849	$5,312	$4,529	$(463)	-8.7%	$783	17.3%
Net gain on sale of mortgage loans	1,602	1,330	2,282	272	20.5%	(952)	-41.7%
Gain on sale of investment securities	641	646	3,926	(5)	-0.8%	(3,280)	-83.5%
Gain on extinguishment of debt	552	-	-	552	-	-	-
Other mortgage fee income	452	290	642	162	55.9%	(352)	-54.8%
Other income	2,043	1,997	1,496	46	2.3%	501	33.5%

Total	$10,139	$9,575	$12,875	$564	5.9%	$(3,300)	-25.6%

Discussion of 2015 Compared to 2014

Non-interest income increased by $0.6 million, or 5.9%, for the year ended December 31, 2015 compared with the amount reported for 2014. The increase in non-interest income in 2015 was driven by $0.6 million in gains on extinguishment of debt, as well as a $0.4 million increase in mortgage banking revenues, which is attributable to an increase in mortgage loan production during 2015. Increased mortgage loan production in 2015 can be attributed to refinance activity, stemming from a decline in long term interest rates over the last year. We remain cautious regarding our mortgage origination volume given that an upward move in rates could have a further adverse impact on the refinance market. However, if we do experience a rising interest rate environment, we believe that this potentially negative trend would be partially mitigated by an increase in purchase mortgage originations, as buyers have historically tended to accelerate purchase decisions in the face of a rising rate environment.

The gain on the extinguishment of debt during 2015 was primarily associated with a $3.0 million redemption of junior subordinated debentures. These increases were offset by a $0.5 million decline in fees and service charges due to the Company exiting certain depository customers in late 2014, as it determined these customers no longer fit the Company's risk profile.

Discussion of 2014 Compared to 2013

Non-interest income decreased by $3.3 million, or 25.6%, for the year ended December 31, 2014 compared with the amount reported for 2013. The decline in non-interest income in 2014 was driven by a $3.3 million decrease in the gains realized on sale of investment securities and a $1.3 million decrease in the gain on sale and origination fee income for mortgage loans. The decline in mortgage originations over 2014 was attributable to a rise in long term interest rates during 2014 and a corresponding decline in refinance activity for much of the year.

Gains on the sale on investment securities were $0.6 million during 2014, which represented a $3.3 million decline compared to the prior year. Gains during 2014 were the byproduct of managing our bond portfolio's effective duration, portfolio composition, and interest rate risk profile. Gains on sales of investment securities during 2013 were attributable to strategic repositioning activities executed in the first quarter of 2013 to shorten the effective duration, and reduce exposure to future unfavorable movements in interest rates, which involved the sale of securities with a carrying value of $89.3 million resulting in gains of $3.6 million. Offsetting these declines in the categories of non-interest income was a $0.8 million increase in fees and service charges, attributable to deposit accounts acquired through the MISN Transaction, and increased other income of $0.5 million attributable primarily to the MISN loan recoveries on loans which carried $0 value at the time of acquisition.

Non-Interest Expenses

The table below sets forth changes in non-interest expense for 2015, 2014 and 2013:

				Variances
	For the Years Ended December 31,
				2014		2013
	2015	2014	2013	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Salaries and employee benefits	$23,814	$23,476	$18,977	$338	1.4%	$4,499	23.7%
Professional services	7,790	4,801	2,833	2,989	62.3%	1,968	69.5%
Occupancy and equipment	6,682	6,576	4,891	106	1.6%	1,685	34.5%
Information technology	2,298	3,025	2,582	(727)	-24.0%	443	17.2%
Regulatory assessments	1,212	1,164	1,007	48	4.1%	157	15.6%
Amortization of intangible assets	1,049	1,057	400	(8)	-0.8%	657	164.3%
Loan department expense	1,021	934	758	87	9.3%	176	23.2%
Sales and marketing	1,017	843	584	174	20.6%	259	44.3%
Communication costs	562	638	371	(76)	-11.9%	267	72.0%
Merger, restructure and integration	(77)	9,190	1,051	(9,267)	-100.8%	8,139	774.4%
Other expense	2,799	3,088	3,109	(289)	-9.4%	(21)	-0.7%

Total	$48,167	$54,792	$36,563	$(6,625)	-12.1%	$18,229	49.9%

The table below provides a breakdown of professional services expenses for 2015, 2014 and 2013:

				Variances
	For the Years Ended December 31,
				2014		2013
	2015	2014	2013	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Professional Services
BSA/AML related costs	$2,296	$616	$-	$1,680	272.7%	$616	-
Information technology services and consulting	1,397	855	174	542	63.4%	681	391.4%
Audit and tax costs	1,160	942	617	218	23.1%	325	52.7%
Legal costs	1,133	538	200	595	110.6%	338	169.0%
All other costs	1,804	1,850	1,842	(46)	-2.5%	8	0.4%

Total professional services	$7,790	$4,801	$2,833	$2,989	62.3%	$1,968	69.5%

Discussion of 2015 Compared to 2014

Total non-interest expense decreased by approximately $6.6 million in 2015 as compared to 2014, and was primarily driven by a $9.3 million decrease in merger, restructure and integration costs related to the MISN Transaction in 2014. This decline was partially offset by a $3.0 million increase in professional services costs, which was driven in large part by a $1.7 million increase in costs for temporary staff and consulting related to our BSA/AML Program remediation efforts. The increase in professional services costs can also be attributed to a $0.5 million increase in information technology services and consulting costs associated with our transition of information technology network management from employees of the Company to an outside firm in order to achieve a higher level of information security and cyber-security protection, position the bank for more flexible growth opportunities in the area of information technology infrastructure, and the addition of new technology-based products and services. The increase in professional services costs are also attributable to a $0.5 million increase in legal expenses primarily due to $0.6 million of insurance reimbursements for legal fees received in 2014 for costs incurred during 2012, 2013 and 2014.

The $0.7 million decline in information technology costs can be attributed to the elimination of duplicative data processing costs associated with the MISN Transaction, which existed through July 2014 when MISN's bank processing systems were integrated with our own systems. The decline in these costs can also be attributed to renegotiated pricing in the contract between the Company and its core platform vendor. Salaries and benefits costs increased in 2015 by $0.3 million, which was primarily attributable to higher mortgage commissions.

Discussion of 2014 Compared to 2013

Total non-interest expense increased by approximately $18.2 million in 2014 as compared with 2013, and was primarily driven by an $8.1 million increase in merger, restructure and integration costs related to the MISN Transaction, and the addition of MISN related operating costs including a $4.5 million increase in salaries and employee benefit costs, and $1.7 million increase in occupancy and equipment costs. Merger, restructuring and integration costs incurred in 2014 were attributable to the restructuring plan, which the Company developed in the latter part of 2013, to consolidate branches and optimize headcount levels in conjunction with the merger and integration of MISN's operations into the Company's operations. In addition, we incurred a $0.7 million increase in intangible asset amortization attributable to the $5.1 million core deposit intangible asset acquired as a result of purchase accounting in connection with the MISN Transaction. Information technology expense also increased by $0.4 million, attributable to the higher level of transactions we are now generating due primarily to the addition of MISN customer accounts to our core processing, on-line banking, and other banking systems.

The year over year increase in salaries and employee benefits was driven in large part by the addition of MISN operations during the majority of 2014. This resulted in higher employee base salaries, overtime and related payroll taxes of $4.2 million, higher equity compensation plan expense of $0.5 million, and higher employee group insurance expense of $0.4 million. Offsetting these increases was a reduction in mortgage origination commissions expense, which declined by $0.6 million, or 43%, in 2014 compared to 2013, which is consistent with the 44% year over year decline in mortgage gain on loan sales and other fee income.

Professional services expense also increased by $2.0 million during 2014 as compared to 2013. The increase in professional services expense for 2014 was driven by increases in outsourced information technology services of $0.7 million, $0.6 million for temporary staff and consulting related to our BSA/AML Program remediation efforts, a $0.3 million increase in legal expenses, and a $0.3 million increase in audit and tax service provider costs.

Other increases in non-interest expense related to higher communications costs and loan department expenses, which can be attributed to the MISN Transaction in 2014. Communication costs increased $0.3 million due to a larger branch network, initially, following the MISN Transaction. Increases in loan department costs of $0.2 million were driven by increased appraisal expense for classified acquired MISN loans.

Provision for Income Taxes

For the year ended December 31, 2015, the Company recorded income tax expense of approximately $8.9 million, compared to $4.7 million in 2014, and $7.0 million in 2013. The Company's effective income tax rates were 36.7%, 34.6%, and 39.2% for 2015, 2014, and 2013, respectively. The increase in income tax expense and the effective tax rate in 2015 compared to 2014 was attributable to higher pre-tax income resulting primarily from the absence of significant one-time charges incurred during 2014 associated with the MISN Transaction. Additionally, slightly offsetting the impact of higher pretax income on the Company's effective tax rate was the recognition of $0.2 million in California income tax credits in 2015 for the origination of qualified loans. Excluding the impact of this credit the effective tax rate for 2015 would have been 37.5%.

Income tax expense and the effective rate decline in 2014 compared to 2013 primarily as a result of these one-time charges incurred in 2014 attributed to the MISN Transaction. Excluding the impact of these one-time charges, the Company's effective tax rate would have been approximately 37.6% for 2014.

The determination as to whether a valuation allowance should be established against deferred tax assets is based on the consideration of all available evidence using a "more likely than not" standard. Management evaluates the realizability of deferred tax assets on a quarterly basis. As of December 31, 2015 and 2014, there was no valuation allowance for deferred tax assets. Please see Note 7. Income Taxes, of the consolidated financial statements filed on this Form 10-K, for additional information concerning the Company's deferred tax assets.

Financial Condition

At December 31, 2015, total assets were approximately $1.9 billion, an increase of approximately $189.6 million or 11.1%, when compared to December 31, 2014. The increase in total assets can be attributed to a $95.4 million increase in investment securities, $53.8 million in loan growth, as well as an increase of $31.3 million in interest earning cash balances. Funding for the increase in total assets was provided by a $170.2 million increase in total deposits, and an $8.0 million increase in FHLB borrowings. The increase in total deposits in 2015 is attributed to the Company's continuing focus on new customer acquisition activities, as well as on expanding our existing customer relationships.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $69.9 million and $35.6 million at December 31, 2015, and December 31, 2014, respectively. This line item will vary depending on daily cash settlement activities and the amount of highly liquid assets needed, based on known events, such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches. The increase in 2015 can be attributed in part to deposit growth outpacing growth in the loan and investment securities portfolios during the year.

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

The following table provides a summary of investment securities by securities type:

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$47,478	$47,318	$19,562	$19,664
Mortgage backed securities
U.S. government sponsored entities and agencies	246,561	245,235	216,492	215,398
Non-agency	34,645	34,317	11,891	11,901
State and municipal securities	105,164	108,406	79,810	82,592
Asset backed securities	16,183	15,627	26,216	26,025
Other investments	100	32	-	-

Total available for sale securities	$450,131	$450,935	$353,971	$355,580

At December 31, 2015, the fair value of the investment portfolio was approximately $450.9 million or $95.4 million greater than that reported at December 31, 2014. The increase in the balance of the portfolio can be attributed primarily to the deployment of excess liquidity, attributable to deposit growth, into higher interest earning investments during 2015.

Securities available for sale are carried at fair value, with related net unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to accumulated other comprehensive income. At December 31, 2015, the securities portfolio had net unrealized gains, net of taxes, of approximately $0.5 million, a decrease of approximately $0.4 million from the net unrealized gain position of $0.9 million reported at December 31, 2014. Fluctuations in the fair value of the investment portfolio can be attributed primarily to volatility in interest rates.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which prepayments are directly impacted by interest rate changes. The Company uses computer simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility. The majority of the Company's mortgage securities were issued by: The Government National Mortgage Association ("Ginnie Mae"), The Federal National Mortgage Association ("Fannie Mae"), and The Federal Home Loan Mortgage Corporation ("Freddie Mac"). These securities carry the full faith and guarantee of the issuing agencies and the U.S. Federal Government. At December 31, 2015, approximately $245.2 million or 87.7%, of the Company's mortgage related securities were issued by government agencies and government sponsored entities, such as those listed above.

The following table sets forth the maturity distribution of the investment portfolio and the weighted average yield for each category at December 31, 2015. All investment securities are classified as available for sale:

	December 31, 2015
	One Year or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
	(dollars in thousands)
Obligations of U.S. government agencies	$5,434	$15,208	$18,852	$7,824	$47,318
Mortgage backed securities
U.S. government sponsored entities and agencies	33,210	100,422	67,442	44,161	245,235
Non-agency	8,878	9,071	16,368	-	34,317
State and municipal securities	3,456	18,659	78,956	7,335	108,406
Asset backed securities	-	9,556	3,252	2,819	15,627
Other investments	-	-	-	32	32

Total available for sale securities	$50,978	$152,916	$184,870	$62,171	$450,935

Amortized cost	$51,049	$153,444	$182,996	$62,642	$450,131
Weighted average yield	1.87%	1.98%	2.64%	3.17%	2.40%

Federal Home Loan Bank Stock

As a member of FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the asset size of the Bank and the level of outstanding borrowings with the FHLB. As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company. At December 31, 2015 and 2014, the Company held approximately $7.9 million in FHLB stock.

Loans

Summary of Market Conditions

Total gross loans increased $53.8 million during 2015, with growth attributed to increases in residential 1 to 4 family, farmland, commercial and industrial, and agriculture loans. Growth in these categories was offset by declines in commercial real estate, construction and land, and home equity lines of credit, which was driven in part by the level of prepayments and payoffs exceeding loan production in these categories during 2015. The Company continued to focus on organic loan growth in our region with originations of new loans held for investment during 2015 totaling $255.7 million. New loan production was offset by loan prepayments and payoffs of $217.1 million in addition to normal portfolio amortization. Prepayments and payoffs in 2015 can be attributed in part to the decline in long-term interest rates in conjunction with competition from non-banks for commercial real estate loans.

The Company continues to see improvement in the local economy, and loan demand in the markets we serve. We believe that with the Bank's expansion into Santa Barbara and Ventura counties, in conjunction with a focus on commercial and industrial lending, the Bank is well positioned for continued growth.

Although we continue to see signs of stabilization and improvement in the local economies in which the Company operates, management recognizes that a renewed decline in the global, national, state or local economies and/or continued drought conditions on the Central Coast of California, may negatively impact local borrowers, as well as the values of real estate within our market footprint. As such, management continues to closely monitor credit trends and leading indicators for renewed signs of economic deterioration. The Bank employs stringent lending standards, and seeks to originate loans to borrowers who have strong credit profiles, adequate debt service ability, and ample collateral support for secondary sources of loan repayment. Additionally, purchased loans are evaluated under the same standards as originated loans. Management seeks to continually monitor the credit profiles of borrowers in order to take proactive steps, when and if necessary, to mitigate any material adverse impacts on the Company.

Credit Quality

The Company's primary business is the extension of credit to individuals and businesses and the safekeeping of customers' deposits. The Company's policies concerning the extension of credit require risk analysis, including an extensive evaluation of the purpose for the loan request and the borrower's ability and willingness to repay the Bank as agreed. The Company also considers other factors when evaluating whether or not to extend new credit to a potential borrower. These factors include the current level of diversification in the loan portfolio and the impact that funding a new loan will have on that diversification, legal lending limit constraints, and any regulatory limitations concerning the extension of certain types of credit.

The credit quality of the loan portfolio is impacted by numerous factors, including the economic environment in the markets in which the Company operates, which can have a direct impact on the value of real estate securing collateral-dependent loans. An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements, in conjunction with declines in real estate collateral values, may result in increases in provisions for loan and lease losses that would, in turn, have an adverse impact on the Company's operating results. See also Note 5. Loans and Allowance for Loan and Lease Losses, of the consolidated financial statements filed on this Form 10-K for additional information concerning credit quality.

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds the loans. Settlement from the correspondents is typically within 30 days of funding the mortgage. At December 31, 2015, loans held for sale totaled $9.8 million compared to $2.6 million at December 31, 2014.

The table below sets forth the composition of the loan portfolio as of December 31, 2015, 2014, 2013, 2012, and 2011:

	December 31,
	2015		2014		2013		2012		2011
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
	(dollars in thousands)
Real Estate Secured
Commercial	$579,244	46.3%	$588,472	49.3%	$432,203	52.2%	$372,592	54.1%	$357,499	55.4%
Residential 1 to 4 family	165,829	13.3%	127,201	10.7%	88,904	10.7%	41,444	6.0%	20,839	3.2%
Farmland	120,566	9.7%	98,373	8.2%	50,414	6.1%	25,642	3.7%	8,155	1.3%
Multi-family residential	79,381	6.4%	78,645	6.6%	31,140	3.8%	21,467	3.1%	15,915	2.5%
Construction and land	35,669	2.9%	44,660	3.7%	38,222	4.6%	44,380	6.5%	49,185	7.6%
Home equity lines of credit	31,387	2.5%	38,252	3.2%	31,178	3.8%	31,863	4.6%	31,047	4.8%

Total real estate secured	1,012,076	81.1%	975,603	81.7%	672,061	81.2%	537,388	78.0%	482,640	74.8%
Commercial
Commercial and industrial	164,808	13.2%	154,787	13.0%	119,121	14.4%	125,340	18.2%	141,065	21.8%
Agriculture	64,363	5.2%	55,101	4.6%	32,686	4.0%	21,663	3.1%	15,740	2.4%
Other	-	0.0%	14	0.0%	38	0.0%	61	0.0%	89	0.0%

Total commercial	229,171	18.4%	209,902	17.6%	151,845	18.4%	147,064	21.3%	156,894	24.2%
Consumer	6,033	0.5%	7,978	0.7%	3,578	0.4%	5,156	0.7%	6,752	1.0%

Total gross loans	1,247,280	100.0%	1,193,483	100.0%	827,484	100.0%	689,608	100.0%	646,286	100.0%

Deferred loan fees	(1,132)		(1,445)		(1,281)		(937)		(1,111)
Allowance for loan and lease losses	(17,452)		(16,802)		(17,859)		(18,118)		(19,314)

Total net loans	$1,228,696		$1,175,236		$808,344		$670,553		$625,861

Loans held for sale	$9,755		$2,586		$2,386		$22,549		$21,947

Real Estate Secured

Other Real Estate Loans

The following table provides a break-down of the real estate secured segment of the Company's loan portfolio, exclusive of construction and land loans, as of December 31, 2015:

	December 31, 2015
	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition	Percent of Total Risk Based Capital	Number of Loans	Single Largest Loan (1)	Owner Occupied
	(dollars in thousands)
All Other Real Estate Secured
Residential 1 to 4 family	$165,829	$477	$166,306	16.3%	86.5%	350	$4,500	$116,295
Commercial	155,230	486	155,716	15.3%	81.0%	181	9,250	79,966
Hotels	130,163	3,301	133,464	13.1%	69.4%	52	15,000	17,264
Farmland	120,566	2,604	123,170	12.1%	64.1%	70	17,647	63,077
Professional	101,092	253	101,345	9.9%	52.7%	124	11,500	30,480
Retail	97,946	434	98,380	9.6%	51.2%	112	7,300	48,107
Multi-family	79,381	4,547	83,928	8.2%	43.7%	58	9,000	-
Healthcare / medical	33,435	-	33,435	3.3%	17.4%	45	5,600	19,127
Home equity lines of credit	31,387	32,072	63,459	6.2%	33.0%	448	1,200	30,859
Restaurants and other hospitality	27,316	350	27,666	2.7%	14.4%	26	13,713	9,572
Other	34,062	-	34,062	3.3%	17.7%	46	4,999	26,029

Total	$976,407	$44,524	$1,020,931	100.0%	531.1%	1,512	$17,647	$440,776

(1)
Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2015.

At December 31, 2015, the other real estate secured segment of the loan portfolio represented approximately $976.4 million, or 78.3%, of total gross loans. When compared to that reported at December 31, 2014, this represents an increase of approximately $45.5 million, or 4.9%. This increase is attributed to new loan production in residential 1 to 4 family and farmland loans, slightly offset by decreases in commercial real estate, construction and land, and home equity lines of credit.

At December 31, 2015, a total of $36.9 million of the real estate secured portfolio was risk graded as special mention, substandard or doubtful, with the largest single component being the commercial real estate segment, which represented $33.6 million. At December 31, 2014, other real estate secured balances graded special mention, substandard or doubtful totaled $36.5 million, of which $27.9 million can be attributed to commercial real estate loans. At December 31, 2015 and 2014, other real estate secured balances, including undisbursed commitments, represented 531% and 536%, respectively, of the Bank's total risk-based capital. At December 31, 2015, approximately $440.8 million, or 45.1%, of the other real estate secured segment of the loan portfolio was considered owner occupied. Loans meeting the regulatory classification of non-owner occupied commercial real estate represented 266.2% of the Bank's total risk-based capital.

Construction and Land Loans

The following provides a break-down of the Bank's construction and land portfolio as of December 31, 2015:

	December 31, 2015
	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition	Percent of Total Risk Based Capital	Number of Loans	Single Largest Loan (1)
	(dollars in thousands)
Construction and Land
Commercial	$20,899	$16,851	$37,750	66.9%	19.6%	27	$10,000
Tract	8,183	1,384	9,567	16.9%	5.0%	6	10,673
Multi-family	3,861	946	4,807	8.5%	2.5%	6	2,500
Single family residential	2,314	1,650	3,964	7.0%	2.1%	21	800
Single family residential – Spec.	285	-	285	0.5%	0.1%	3	303
Hospitality	127	-	127	0.2%	0.1%	1	560

Total	$35,669	$20,831	$56,500	100.0%	29.4%	64	$10,673

(1)
Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2015.

At December 31, 2015, the construction and land portfolio represented $35.7 million, or 2.9%, of total gross loans, a decrease of $9.0 million, or 20.1%, from that reported at December 31, 2014. Construction loans are typically granted for a one year period and then refinanced at the completion of the construction project into permanent loans with varying maturities. The ratio of total construction loans, including undisbursed commitments, to the Bank's total risk-based capital was 29% and 36% at December 31, 2015 and 2014, respectively. At December 31, 2015 there were $5.2 million of construction and land balances risk graded special mention, substandard, or doubtful. This compares to $6.9 million risk graded special mention, substandard or doubtful at December 31, 2014.

Commercial Loans

The following table provides a break-down of the commercial and industrial segment of the commercial loan portfolio as of December 31, 2015:

	December 31, 2015
	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition	Percent of Total Risk Based Capital	Number of Loans	Single Largest Loan (1)
	(dollars in thousands)
Commercial and Industrial
Professional services	$30,756	$17,641	$48,397	17.8%	25.2%	200	$5,000
Real estate / rental and leasing	22,190	13,933	36,123	13.3%	18.8%	120	6,522
Healthcare / medical	21,249	11,667	32,916	12.1%	17.1%	117	10,410
Manufacturing	17,408	11,692	29,100	10.7%	15.1%	123	2,484
Wholesale and retail	15,523	7,681	23,204	8.5%	12.1%	137	2,500
Construction	13,204	29,562	42,766	15.7%	22.2%	162	5,000
Restaurants / hospitality	8,841	5,134	13,975	5.1%	7.3%	89	2,629
Media and information services	8,620	605	9,225	3.4%	4.8%	22	5,000
Agriculture	6,596	2,344	8,940	3.3%	4.7%	35	2,000
Transportation and warehousing	5,184	754	5,938	2.2%	3.1%	64	596
Financial services	5,018	2,273	7,291	2.7%	3.8%	35	3,000
Oil gas and utilities	847	1,000	1,847	0.7%	1.0%	6	688
All other	9,372	2,770	12,142	4.5%	6.3%	229	2,342

Total	$164,808	$107,056	$271,864	100.0%	141.5%	1,339	$10,410

(1)
Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2015.

At December 31, 2015, commercial and industrial loans represented approximately $164.8 million, or 13.2%, of total gross loans. This represents an increase of $10.0 million, or 6.5% from December 31, 2014. The ratio of total commercial and industrial loans, including undisbursed commitments, to risk-based capital was 142% at December 31, 2015 and 144% at December 31, 2014.

The Company's credit exposure within the commercial and industrial segment remains diverse with respect to the industries to which credit has been extended. As of December 31, 2015, a total of $11.8 million of the commercial and industrial portfolio was risk graded as special mention, substandard or doubtful. This compares to $16.5 million being risk graded special mention, substandard or doubtful as of December 31, 2014.

Agriculture

The following table provides a break-down of the agriculture segment of the Company's commercial loan portfolio as of December 31, 2015:

	December 31, 2015
	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition	Percent of Total Risk Based Capital	Number of Loans	Single Largest Loan (1)
	(dollars in thousands)
Agriculture
Fruit and nut tree farming	$27,033	$13,071	$40,104	39.1%	20.9%	36	$7,700
Wholesale merchants	12,211	2,671	14,882	14.5%	7.7%	10	8,000
Vegetable and mellon farming	9,162	5,638	14,800	14.5%	7.7%	18	4,000
Food and beverage	5,001	2,947	7,948	7.8%	4.1%	26	1,500
Animal production	3,610	4,280	7,890	7.7%	4.1%	40	2,000
Support activities for agriculture	2,863	5,899	8,762	8.6%	4.6%	27	1,800
Other crop farming	592	3,530	4,122	4.0%	2.1%	6	2,353
Transportation and warehousing	24	-	24	0.0%	0.0%	2	25
All other	3,867	11	3,878	3.8%	2.0%	11	1,600

Total	$64,363	$38,047	$102,410	100.0%	53.2%	176	$8,000

(1)
Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2015.

At December 31, 2015, agriculture balances totaled approximately $64.4 million, or 5.2%, of total gross loans, which represents an increase of $9.3 million, or 16.8%, from December 31, 2014. The ratio of total agriculture loans, including undisbursed commitments, to risk-based capital increased was 53% at December 31, 2015 and 51% at December 31, 2014. As of December 31, 2015, a total of $3.0 million of the agriculture portfolio was risk graded as special mention, substandard or doubtful. This compares to $2.4 million of the agriculture portfolio being risk graded special mention, substandard or doubtful as of December 31, 2014.

Consumer

At December 31, 2015, the consumer loan portfolio totaled $6.0 million, compared to $8.0 million reported at December 31, 2014. Consumer loans include revolving credit plans, installment loans and credit card balances.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table provides a summary of the approximate maturities and sensitivity to changes in interest rates for the loan portfolio as well as information about fixed and variable rate loans:

	December 31, 2015
	Due Less Than 3 Months	Due 3 To 12 Months	Due Over 12 Months Through 3 Years	Due Over 3 Years Through 5 Years	Due Over 5 Years Through 15 Years	Due Over 15 Years	Total
	(dollars in thousands)
Real Estate Secured
Commercial	$31,249	$30,434	$154,179	$132,673	$230,709	$-	$579,244
Residential 1 to 4 family	5,081	1,410	25,061	35,707	94,482	4,088	165,829
Farmland	25,773	1,314	16,617	8,326	68,536	-	120,566
Multi-family residential	6,336	3,889	17,451	31,787	19,918	-	79,381
Construction and land	24,807	6,420	2,560	488	1,394	-	35,669
Home equity lines of credit	31,112	270	-	-	-	5	31,387
Commercial
Commercial and industrial	72,345	18,750	16,229	31,517	25,777	190	164,808
Agriculture	56,094	771	2,288	4,434	149	627	64,363
Other	-	-	-	-	-	-	-
Consumer	873	64	339	491	3,274	992	6,033

Total loans held for investment	$253,670	$63,322	$234,724	$245,423	$444,239	$5,902	$1,247,280

Variable rate loans (1)	$240,519	$45,921	$173,451	$175,028	$193,403	$-	$828,322
Fixed rate loans	13,151	17,401	61,273	70,395	250,836	5,902	418,958

Total loans held for investment	$253,670	$63,322	$234,724	$245,423	$444,239	$5,902	$1,247,280

(1)
Variable rate loans include $527.0 million of variable rate loans that are at their contractual floor rates. To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors.

At December 31, 2015, our loans held for investment were scheduled to mature or re-price in the following dollar and percentage amounts of total loans held for investment: $317.0 million, or 25.4%, in one year or less; $480.1 million, or 38.5%, in one through five years; and $450.1 million, or 36.1%, over five years. Of the $450.1 million of loans scheduled to mature or re-price over five years, $250.1 million or 55.6% were scheduled to mature or re-price over five years through eight years; $168.4 million or 37.4% were scheduled to mature or re-price over eight years through ten years; and $31.7 million or 7.0% were scheduled to mature or re-price over ten years.

Allowance for Loan and Lease Losses ("ALLL")

The Company maintains an ALLL deemed by management to be appropriate to absorb probable losses inherent in the loan and lease portfolio as of the balance sheet date. The ALLL is based on ongoing evaluations of the loan and lease portfolio, which is a process that involves subjective as well as complex judgments. This evaluation includes an assessment of credit quality which considers various measures such as: the trend in the level of net charge-offs, the level of past due and non-accrual loans, and the level of and trends in substandard and doubtful loans. The Company's ongoing evaluation of the ALLL also includes assessments of: estimated collateral values and or guarantees where appropriate, the seasoning of loans in the portfolio, qualitative factors associated with identified potential external and internal risks attributable to each loan category, the estimated exposure to specific loans identified as impaired, and trends in the Company's historical loss experience for each loan category.

The ALLL is comprised of (i) a general reserve, (ii) specific reserves for impaired loans, (iii) a qualitative reserve, which is determined by estimates the Company makes concerning the impact that identified potential external and internal risks may have on overall losses inherent in the loan portfolio, and (iv) a reserve for PCI loans, which is determined based on estimates of future cash flows from PCI loans.

As also discussed in Note 1. Summary of Significant Accounting Policies, of the consolidated financial statements, filed on this Form 10-K, during the third quarter of 2015, the Company made a specific enhancement to its methodology for determining the general reserve component of the ALLL. This enhancement related specifically to the methodology used to calculate the loss rates for loan risk grades within each loan type in the determination of the general reserve component of the ALLL. The enhanced methodology uses more granular loan level data to calculate loss rates for specific loan grades within each loan type, allowing for more detailed loan migration analysis, and the ability to determine average loss rates for each loan risk grade. Although the total general reserve component of the ALLL for each loan type and portfolio segment is still based on total average historical losses for their respective loan types, management believes the allocation of the ALLL to each loan risk grade, within each loan type and the evaluation of the loss emergence period has become more granular under this methodology enhancement.

The implementation of the ALLL model enhancements did not result in a required increase or decrease in the balance of the ALLL, or a material impact to the overall allocation of the ALLL. The ALLL model enhancement has allowed the Company to apply more precision in determining loss rates for specific loan grades within each loan type.

The ALLL is increased by provisions for loan and lease losses charged to earnings, and decreased (or possibly increased) by charge-offs, net of recoveries on previously charged-off loans. Please see Note 1. Significant Accounting Policies, of the consolidated financial statements filed on this Form 10-K, for additional information concerning the Company's methodology for determining an appropriate ALLL.

The Company allocates the ALLL across various segments and classes of loans within the loan portfolio. The following table provides a summary of the ALLL and its allocation as of December 31, 2015, 2014, 2013, 2012, and 2011:

	December 31,
	2015		2014		2013		2012		2011
	ALLL	Percent of Loans to Total Loans	ALLL	Percent of Loans to Total Loans	ALLL	Percent of Loans to Total Loans	ALLL	Percent of Loans to Total Loans	ALLL	Percent of Loans to Total Loans
	(dollars in thousands)
Real Estate Secured
Commercial	$6,293	46.3%	$5,721	49.3%	$6,456	52.2%	$5,624	54.1%	$8,511	55.4%
Farmland	2,275	9.7%	1,476	8.2%	958	6.1%	370	3.7%	229	1.3%
Residential 1 to 4 family	2,064	13.3%	1,423	10.7%	1,225	10.7%	288	6.0%	397	3.2%
Construction and land	623	2.9%	2,000	3.7%	3,660	4.6%	4,952	6.5%	2,904	7.6%
Multi-family residential	402	6.4%	347	6.6%	239	3.8%	114	3.1%	87	2.5%
Home equity lines of credit	127	2.5%	162	3.2%	147	3.8%	440	4.6%	421	4.8%
Commercial
Commercial and industrial	2,833	13.2%	3,627	13.0%	3,653	14.4%	5,263	18.2%	6,200	21.8%
Agriculture	2,538	5.2%	1,497	4.6%	1,128	4.0%	852	3.1%	349	2.4%
Other	1	0.0%	1	0.0%	-	0.0%	-	0.0%	-	0.0%
Consumer	173	0.5%	202	0.7%	131	0.4%	102	0.7%	216	1.0%
Unallocated	123		346		262		113		-

Total	$17,452	100.0%	$16,802	100.0%	$17,859	100.0%	$18,118	100.0%	$19,314	100.0%

Allocation of the Allowance for Loan and Lease Losses

The Company continued to experience an overall favorable trend in credit quality in the non-PCI loan portfolio during 2015 when compared to historical periods. The balance of the ALLL increased by $0.7 million during the twelve months ended December 31, 2015 when compared to the balance at December 31, 2014, due to net recoveries on previously charged-off loans. At December 31, 2015, special mention, substandard and doubtful non-PCI loans totaled $49.0 million compared to $52.7 million at December 31, 2014. The year over year decline in non-PCI special mention, substandard and doubtful loans can be attributed to improving credit trends associated with certain borrowers resulting in positive credit risk grade changes.

The change in the allocation of the ALLL as of December 31, 2015, as compared to December 31, 2014, can be attributed to growth in certain segments of the loan portfolio, such as residential 1 to 4 family, farmland, and agriculture loans. The increase in the ALLL attributed to commercial real estate loans can be attributed to increases in special mention and substandard loans within this segment, due to the downgrade of several loans within this segment. Changes in past due and non-accrual loans also have an impact on the amount and allocation of the ALLL to various segments of the loan portfolio. The Company continued to see a favorable trend in these credit metrics during 2015, as non-PCI non-accrual loans decreased by $2.5 million to $7.7 million and loans 30-89 days remained low at $0.3 million, or 0.02% of total gross loans. The Company experienced net recoveries of $0.7 million during the twelve months ended December 31, 2015, representing 0.05% of average loans, compared to net charge-offs of 0.10% of average loans for the twelve months ended December 31, 2014. The allocation of the ALLL has also been impacted by changes in the level of specific reserves for impaired loans, as well as the estimated impact that external qualitative factors, such as the ongoing California drought, may have on certain of the Company's borrowers. Although the Company has observed external pressures primarily associated with the ongoing California drought, the overall underlying trend in the credit quality of the loan portfolio remained positive in 2015, negating the need for provisions for loan and lease losses in 2015.

The ALLL as a percentage of total gross loans was 1.40% at December 31, 2015, compared to 1.41% at December 31, 2014. The ALLL attributable to the legacy Heritage portfolio, excluding loans acquired in the MISN Transaction was $17.1 million or 1.59% of legacy Heritage loans and leases at December 31, 2015, compared to $15.8 million or 1.76% of legacy Heritage loans and leases at December 31, 2014. At December 31, 2015 the ALLL attributable to acquired non-PCI loans was $0.3 million or 0.20% of acquired non-PCI loans, compared to $1.0 million or 0.44% at December 31, 2014. As of December 31, 2015, the remaining unaccreted discount on acquired non-PCI loans was $3.2 million, compared to $4.5 million at December 31, 2014.

The ALLL for PCI loans was $0.1 million at December 31, 2015. There was no ALLL for PCI loans at December 31, 2014. The ALLL established for PCI loans during 2015 resulted from unfavorable changes in expected future cash flows on certain PCI loans. At December 31, 2015 the remaining unaccreted discount on PCI loans was $2.3 million, compared to $3.1 million at December 31, 2014.

The ALLL attributable to loans collectively evaluated for impairment on the legacy Heritage portfolio at December 31, 2015 was approximately $16.7 million, compared to $14.0 million at December 31, 2014. Approximately $6.7 million of the ALLL attributable to loans collectively evaluated for impairment is the result of qualitative adjustments at December 31, 2015, compared to $4.9 million at December 31, 2014.

The qualitative component of the ALLL increased during 2015, primarily due to the potential impacts resulting from the prolonged California drought on various segments of our loan portfolio, including farmland, agriculture, and commercial and industrial loans. Concerns associated with the impact of the California drought on our customer's businesses, and concerns about the impact directly to agriculture, and indirectly to other businesses such as hospitality and tourism resulted in higher adjustments to the qualitative component of the ALLL during 2015. Evidence of the drought's impact on agricultural businesses has been noted in recent studies indicating that the current drought is responsible for the greatest absolute reduction in water availability to agriculture ever seen in California. Furthermore, the State of California, as well as certain municipalities within California, have begun to mandate water conservation measures that cite specific usage reductions and have limited the use of water for particular applications such as landscape watering, car washing and other applications. These facts, along with discussions with some of our borrowers, as it relates to expected decreases in cash flows related to the drought, have led the Company to increase the qualitative factors within the ALLL for the impact of the drought on our loan portfolio. If the drought in California continues, the related allocation of the ALLL for the drought may increase significantly.

The ALLL associated with loans specifically evaluated for impairment totaled $0.3 million at December 31, 2015, compared to $1.8 million at December 31, 2014. The decrease in the specific allocation of the ALLL can be attributed to favorable changes in underlying collateral values and expected future cash flows on certain impaired loans. As of December 31, 2015, the Company believes that the ALLL was appropriate to cover probable incurred credit losses inherent in the Company's loan and lease portfolio.

The Company recorded no provision for loan and lease losses for the twelve months ended December 31, 2015, 2014, and 2013. For a discussion of component provisions and provision recaptures attributable to the various components of the ALLL, please see "Provision for Loan and Lease Losses" of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table provides a summary of the activity in the ALLL for 2015, 2014, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2015	2014	2013	2012	2011 (1)
	(dollars in thousands)
Balance, beginning of period	$16,802	$17,859	$18,118	$19,314	$24,940
Charge-offs:
Real Estate Secured
Residential 1 to 4 family	82	92	23	117	33
Commercial	81	1,027	108	2,361	6,921
Home equity lines of credit	55	-	-	-	464
Construction and land	34	29	203	3,296	1,131
Farmland	-	-	-	4	907
Commercial
Commercial and industrial	186	757	896	3,289	4,252
Agriculture	4	1	385	1,845	174
Consumer	7	8	411	321	204

Total charge-offs	449	1,914	2,026	11,233	14,086

Recoveries:
Real Estate Secured
Home equity lines of credit	77	12	12	14	4
Construction and land	67	42	226	23	319
Residential 1 to 4 family	22	-	42	33	30
Commercial	-	25	77	1,185	313
Farmland	-	-	230	21	13
Commercial
Commercial and industrial	736	702	965	994	1,544
Agriculture	183	63	147	60	125
Consumer	14	13	68	26	49

Total recoveries	1,099	857	1,767	2,356	2,397

Net (recoveries) charge-offs	(650)	1,057	259	8,877	11,689
Provisions for loan and lease losses	-	-	-	7,681	6,063

Balance, end of period	$17,452	$16,802	$17,859	$18,118	$19,314

Gross loans, end of period	$1,247,280	$1,193,483	$827,484	$689,608	$646,286
ALLL to total gross loans	1.40%	1.41%	2.16%	2.63%	2.99%
Net (recoveries) charge-offs to average loans	-0.05%	0.10%	0.03%	1.32%	1.75%
(1)
Charge-offs for 2011 include $7.2 million related to the sale of loans. These charge-offs were comprised of $5.4 million in commercial real estate, $1.0 million in construction and land, $0.6 million in farmland, $0.1 million in commercial and industrial, and $0.1 million in home equity lines of credit.

Non-Performing Assets

Non-performing assets are comprised of loans placed on non-accrual status and foreclosed assets (OREO and other repossessed assets). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off. See Note 5. Loans and Allowance for Loan and Lease Losses, of the consolidated financial statements filed on this Form 10-K for additional information concerning non-performing loans.

The following table provides a summary of the Company's non-performing loans, foreclosed assets and TDRs:

	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Non-Performing Loans
Construction and land	$3,968	$5,237	$5,910	$8,562	$2,823
Commercial	1,940	2,085	672	928	4,551
Commercial and industrial	1,630	2,102	2,180	4,657	1,625
Home equity lines of credit	84	258	-	58	359
Farmland	83	-	-	1,077	-
Residential 1 to 4 family	80	124	449	835	622
Consumer	33	43	117	285	61
Agriculture	-	686	789	907	2,327

Total non-performing loans	7,818	10,535	10,117	17,309	12,368

Other real estate owned	328	-	-	-	917
Other repossessed assets	-	-	-	-	42

Total non-performing assets	$8,146	$10,535	$10,117	$17,309	$13,327

TDRs
Accruing	$10,056	$6,511	$5,853	$17	$561
Included in non-performing loans	6,203	7,057	7,076	11,613	3,124

Total TDRs	$16,259	$13,568	$12,929	$11,630	$3,685

Ratio of allowance for loan and lease losses to total gross loans	1.40%	1.41%	2.16%	2.63%	2.99%
Ratio of non-performing loans to total gross loans	0.63%	0.88%	1.22%	2.51%	1.91%
Ratio of non-performing assets to total assets	0.43%	0.62%	0.84%	1.58%	1.35%

Non-Accruing Loans

The following table reconciles the change in total non-accruing balances for the year ended December 31, 2015:

	Balance December 31, 2014	Additions	Net Paydowns	Transfers to Foreclosed Collateral	Returns to Accrual Status	Charge-offs	Balance December 31, 2015
	(dollars in thousands)
Real Estate Secured
Construction and land	$5,237	$-	$(1,056)	$(44)	$(135)	$(34)	$3,968
Commercial	2,085	140	(153)	-	(51)	(81)	1,940
Home equity lines of credit	258	40	(114)	(61)	-	(39)	84
Farmland	-	85	(2)	-	-	-	83
Residential 1 to 4 family	124	624	(73)	-	(513)	(82)	80
Commercial
Commercial and industrial	2,102	3,106	(1,684)	-	(1,707)	(187)	1,630
Agriculture	686	3	(59)	-	(626)	(4)	-
Consumer	43	35	(26)	-	(13)	(6)	33

Totals	$10,535	$4,033	$(3,167)	$(105)	$(3,045)	$(433)	$7,818

At December 31, 2015, the balance of non-accruing loans was approximately $7.8 million, or $2.7 million lower than that reported at December 31, 2014. The Company made considerable efforts during 2015 to bring resolution to problem loans through pay-downs by borrowers, and returns to accrual status following a sustained period of repayment. At December 31, 2015, $6.4 million of non-accruing loans were considered current with their contractual payments due, compared to $8.5 million at December 31, 2014.

Deposits and Borrowed Funds

The following table provides a summary of the composition of deposits and the average rates for each category of deposit account:

	At or For the Year Ended December 31,
	2015		2014		2013
	Balance	Average Rate Paid	Balance	Average Rate Paid	Balance	Average Rate Paid
	(dollars in thousands)
Non-interest bearing deposits	$514,559	0.00%	$461,479	0.00%	$291,856	0.00%
Money market deposit accounts	565,060	0.27%	449,110	0.30%	332,272	0.33%
Time deposits	245,742	0.75%	279,839	0.76%	219,821	0.87%
NOW accounts	129,254	0.11%	108,757	0.11%	87,298	0.10%
Other savings deposits	110,346	0.10%	95,619	0.10%	42,648	0.10%

Total deposits	$1,564,961	0.24%	$1,394,804	0.27%	$973,895	0.32%

At December 31, 2015, total deposits were $1.6 billion, representing an increase of $170.2 million, or 12.2%, from December 31, 2014. The increase in deposit balances in 2015 can be attributed to the Company's continued focus on gathering and retaining core relationships to help reduce overall funding costs. The increase in deposit balances from December 31, 2013 to December 31, 2014 can be attributed in large part to $371.5 million in deposits the Company acquired in the MISN Transaction, of which $137.6 million were non-interest bearing.

At December 31, 2015, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 88.6% of total deposits, up from the 85.5% reported at December 31, 2014, due to growth in non-interest bearing demand, NOW accounts, savings, and money market balances during 2015. Non-interest bearing demand deposits comprise 32.9%, and 33.1% of total deposits at December 31, 2015 and December 31, 2014, respectively.

The following table provides a maturity distribution of certificates of time deposits as of December 31, 2015 and 2014:

	Time Deposits under $250,000 December 31,		Time Deposits of $250,000 or more December 31,
	2015	2014	2015	2014
	(dollars in thousands)
Less than 3 months	$34,911	$43,427	$32,636	$29,678
3 to 12 months	66,255	73,273	12,799	16,939
Over 1 year	75,721	88,172	23,420	28,350

Total	$176,887	$204,872	$68,855	$74,967

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances. These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks. At December 31, 2015, FHLB borrowings were $103.5 million, compared to $95.6 million at December 31, 2014. Borrowings are obtained for a variety of reasons which include, but are not limited to: asset-liability management; funding loan growth; and to provide additional liquidity. The increase in the level of FHLB borrowings in 2015 can be attributed to a reduction of longer-term borrowings previously obtained, due to the increase in liquidity from deposit gathering activities during 2015. As a result the bank prepaid certain FHLB advances in an effort to reduce overall funding costs going forward. Certain of these FHLB advances had prepayment incentive fees associated with them, resulting in a gain on the extinguishment of debt of approximately $0.1 million during 2015, while others had prepayment penalties, resulting in additional interest expense of approximately $0.1 million.

Capital

At December 31, 2015, total shareholders' equity was approximately $206.4 million. This represents an increase of $8.5 million from December 31, 2014. The change in shareholders' equity is primarily attributable to net income of $15.3 million, of which $7.5 million was retained after the payment of $7.8 million in dividends. Additional significant activity contributing the change in shareholders' equity related to share-based compensation including compensation expense, the exercise of stock options, and excess tax benefits, all of which added an additional $1.5 million to shareholders' equity during 2015.

Cash Dividends

During the years ended December 31, 2015 and 2014, the Company paid dividends totaling $0.23 and $0.08 per share of common stock. The holder of the Company's Series C Preferred Stock participated in these dividends during the period of time the Series C Preferred Stock was outstanding. The Company did not pay dividends on its common stock or its Series C Preferred Stock during 2013. During 2013, the Company did pay dividends totaling $0.7 million on its Series A Preferred Stock, issued to the U.S. Treasury as part of the Troubled Asset Relief Program. The Company repurchased all issued and outstanding Series A Preferred Stock during 2013.

On January 27, 2016, the Company's Board of Directors declared a cash dividend of $0.06 per share, payable on February 29, 2016, to shareholders of the Company's common stock as of February 17, 2016.

See also Note 19. Restrictions on Transfers of Funds to Parent, of the consolidated financial statements filed on this Form 10-K, for additional information on limitations on dividends on common stock.

Stock Repurchase Program

In June 2015, the Company announced it had amended its previously announced plan for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18. Repurchase program activity pursuant to the amended plan commenced on July 1, 2015 and will continue in effect until January 31, 2016 or expire earlier upon completion of the repurchase of $5.0 million of the Company's common stock, as well as under certain other circumstances set forth in the repurchase plan agreement. The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time. All shares repurchased as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

As discussed in Note 21. Subsequent Events, of the consolidated financial statements filed on this Form 10-K, on January 6, 2016, the Company amended its stock repurchase program to extend the program beyond its expiration date of January 31, 2016. Under the amended plan, repurchase activity may commence on February 1, 2016 and continue until August 2, 2016, the plan's new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company's common stock, as well as under certain other circumstances as set forth in the amended plan.

As of December 31, 2015, the Company had repurchased 55,428 shares of its common stock under this plan at an average price of $7.47 per share. Repurchases of common stock during 2015 totaled 3,696 shares, and were purchased at an average price of $7.52 per share.

Regulatory Capital

Capital ratios for commercial banks in the United States are generally calculated using four different formulas. These calculations are referred to as the "Leverage Ratio," and three "risk-based" calculations known as: "Common Equity Tier I Capital Ratio," "Tier One Risk Based Capital Ratio" and "Total Risk Based Capital Ratio." These metrics were developed through joint efforts of banking authorities from different countries around the world. The standards are based on the premise that different types of assets have different levels of risk associated with them and take into consideration the off-balance sheet exposures of banks when assessing capital adequacy.

The Bank seeks to maintain strong levels of capital in order to generally be considered "well-capitalized" under the Prompt Corrective Action framework as determined by regulatory agencies. The Company's potential sources of capital include retained earnings and the issuance of equity, while the Bank's primary sources of capital include retained earnings and capital contributions from Bancorp.

In 2013, the Board of Governors of the Federal Reserve System ("FRB"), the FDIC, and the Office of the Comptroller of the Currency ("OCC") issued final rules under Basel III (the "Basel III Capital Rules"), establishing a new comprehensive framework for regulatory capital for U.S. banking organizations. These rules implement the Basel Committee's December 2010 proposed framework, certain provisions of the Dodd-Frank Act, and revise the risk-based capital requirements applicable to bank-holding companies, and depository institutions, including the Bancorp and the Bank. These rules became effective for the Bancorp and the Bank on January 1, 2015, and are subject to phase-in periods for certain of their components.

The significant changes outlined under the Basel III Capital Rules that are applicable to Bancorp and the Bank include:

    •
    A new Common Equity Tier I ("CET I") capital measure, with a minimum ratio requirement of 4.5% CET I to risk-weighted assets, and for Prompt Corrective Action purposes 6.5% or greater to generally be considered "well capitalized."

    •
    A capital conservation buffer in addition to CET I of: 0.625% for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019. The capital conservation buffer begins phasing-in January 1, 2016.

    •
    Changes to the calculation of risk-weighted assets from the current four categories (0%, 20%, 50% and 100%) to a much broader and risk-sensitive number of categories.

    •
    The inclusion of certain changes in accumulated other comprehensive income ("AOCI") in the determination of regulatory capital measures; however, "non-advanced approaches banking organizations," including Bancorp and the Bank were allowed to make a one-time permanent election, as of January 1, 2015, to exclude these changes in AOCI from the determination of regulatory capital. The Bancorp and Bank have made this election.

    •
    An exclusion from CET I of certain items on a phased-in basis, such as deferred tax assets, and intangible assets.

When the Basel III Capital Rules are fully phased-in on January 1, 2019, the Bancorp and the Bank will also be required to maintain a 2.5% "capital conservation buffer," which is designed to absorb losses during periods of economic stress. This capital conservation buffer will be comprised entirely of CET I, and will be in addition to minimum risk-weighted asset ratios outlined under the Basel III Capital Rules. If a banking organization fails to hold capital above minimum capital ratios, including the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

The following table sets forth the Company's and the Bank's regulatory capital ratios, including those applicable following the implementation of Basel III Capital Rules on January 1, 2015:

	Basel III			Pre-Basel III
	Regulatory Standard to be Well Capitalized (1)	December 31, 2015		Regulatory Standard to be Well Capitalized (1)	December 31, 2014
		Company	Bank		Company	Bank
Ratio
Common Equity Tier I capital	6.50%	12.61%	12.48%	N/A	N/A	N/A
Leverage ratio	5.00%	9.90%	9.50%	5.00%	10.22%	9.83%
Tier I capital	8.00%	13.01%	12.48%	6.00%	13.13%	12.63%
Total risk-based capital	10.00%	14.26%	13.74%	10.00%	14.38%	13.88%
(1)
Reflects minimum threshold to be considered "well capitalized" under the Prompt Corrective Action framework, specific to depository institutions.

The following table provides a summary of the general capital ratio requirements for the Bancorp and the Bank before and after the implementation of Basel III on January 1, 2015:

	Basel III			Pre-Basel III
	Minimum (1)		Well Capitalized (2)	Minimum		Well Capitalized (2)
	Bank	Company	Bank	Bank	Company	Bank
Ratio
Common Equity Tier I capital	4.50%	4.50%	6.50%	N/A	N/A	N/A
Leverage ratio	4.00%	4.00%	5.00%	4.00%	4.00%	5.00%
Tier I capital	6.00%	6.00%	8.00%	4.00%	4.00%	6.00%
Total risk-based capital	8.00%	8.00%	10.00%	8.00%	8.00%	10.00%
(1)
On a fully phased-in basis, effective January 1, 2019, under the Basel III Capital Rules, minimum capital ratios will be as follows: Common Equity Tier I capital: 7.0%; leverage ratio: 6.5%; Tier I capital: 8.5%; Total risk-based capital: 10.5%.
(2)
Reflects minimum threshold to be considered "well capitalized" under the Prompt Corrective Action framework, specific to depository institutions.

The Bancorp's Leverage Ratio was 9.90% at December 31, 2015 compared to 10.22% at December 31, 2014. The decline in the leverage ratio can be attributed to growth in average assets during 2015 outpacing growth in capital. All other regulatory capital ratios did not significantly change during 2015, as the increase in capital was offset by growth in the level of risk weighted assets. At December 31, 2015, the Company was able to include $10.0 million of junior subordinated debt in its Tier I capital for regulatory capital purposes compared to $12.8 million at December 31, 2014. This decline can be attributed to the Company's redemption of $3.0 million of junior subordinated debentures during 2015, which had previously been included as part of the Company's Tier I and total risk-based capital.

The Common Equity Tier I Capital Ratio for both the Company and the Bank were 12.61% and 12.48%, as of December 31, 2015, respectively. The Bank's Common Equity Tier 1 Capital Ratio was above the current 6.5% level to generally be considered a "well capitalized" financial institution for regulatory purposes.

The overall impact of the January 1, 2015 implementation of Basel III Capital Rules did not result in a significant change in the Company and Bank regulatory capital ratios. For additional discussion of regulatory capital requirements please see Item 1. Business – Supervision and Regulation of this Form 10-K.

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

The following table provides a summary of the Company's significant and determinable contractual obligations by payment date as of December 31, 2015:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	December 31, 2015	December 31, 2014
	(dollars in thousands)
Deposits (1)	$1,465,811	$64,173	$30,445	$4,515	$1,564,944	$1,394,764
FHLB Advances and other borrowings	38,500	16,000	21,000	28,000	103,500	95,500
Operating lease obligations	1,418	1,721	1,487	2,457	7,083	8,152
Salary continuation payments	262	524	524	3,280	4,590	4,959
Junior subordinated debentures	-	-	-	13,496	13,496	16,496

Total obligations	$1,505,991	$82,418	$53,456	$51,748	$1,693,613	$1,519,871

(1)
Deposits with no stated maturity of $1.3 billion are included in amounts due less than one year.

As disclosed in Note 15. Commitments and Contingencies, of the consolidated financial statements filed on this Form 10-K, the Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $13.0 million at December 31, 2015 compared to the $15.5 million at December 31, 2014. Included in these letter of credit commitments is a single standby letter of credit in the amount of $10.4 million, which was issued in September 2004, to guarantee the payment of taxable variable rate demand bonds. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility. The letter of credit was renewed and will expire in September 2016. The letter of credit was undrawn as of December 31, 2015. The Bank has a corresponding line of credit with the FHLB in the amount of $11.5 million, which is collateralized by a blanket lien that includes all qualifying loans on the Bank's balance sheet.

Additionally at December 31, 2015 and 2014, the Company had undisbursed loan commitments, made in the ordinary course of business, totaling $242.1 million and $237.7 million, respectively.

	December 31,	December 31,
	2015	2014
	(dollars in thousands)
Commitments to Extend Credit
Commercial and industrial	$101,592	$102,201
Agriculture	38,146	37,302
Secured by real estate	37,269	23,692
Home equity lines of credit	32,072	28,915
Other unused commitments	17,601	33,145
Not secured by real estate	13,860	10,856
Credit card lines	1,585	1,622
Standby letters of credit (1)	12,968	15,542

Total commitments and standby letters of credit	$255,093	$253,275

(1)
Includes a standy letter of credit to one customer in the amount of $10.4 million at December 31, 2015 and 2014.

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

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Company's Asset Liability Committee ("ALCO") is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company's financial objectives, including but not limited to maintaining sufficient liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions. ALCO meets regularly to assess projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank's customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At December 31, 2015, these credit lines totaled $57.0 million and are unsecured. Additionally, the Bank has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank. As of December 31, 2015, the borrowing availability related to this facility was $4.6 million. At December 31, 2015, the Bank had no borrowings against the credit lines with its correspondent banks or the FRB facility. As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $333.5 million at December 31, 2015, in addition to the $103.5 million currently outstanding. Additionally, the Company has a $10.0 million unsecured line of credit available with a correspondent bank as a secondary liquidity source for the holding company.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows. As of December 31, 2015, the Company believes investments in the portfolio can be pledged or liquidated at their current fair values in the event they are needed to provide liquidity. The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 25.32% at December 31, 2015 compared to 23.35% at December 31, 2014, largely reflecting excess cash generated from deposit growth being deployed into the bond portfolio.

The ratio of gross loans to deposits, another key liquidity ratio, decreased to 79.7% at December 31, 2015 compared to 85.6% at December 31, 2014. Management believes the level of liquid assets and available credit facilities are sufficient to meet current and anticipated funding needs. In addition, the Bank's ALCO oversees the Company's liquidity position by reviewing a monthly liquidity report. Management is not aware of any trends, demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material change in the Company's liquidity.

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

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company's interest earning assets and interest bearing liabilities are located at the Bank level. Thus, virtually all of the Company's interest rate risk exposure lies at the Bank level other than $13.5 million in subordinated debentures issued by the Company's subsidiary grantor trust. As a result, all significant interest rate risk procedures are performed at the Bank level. In addition to risk related to interest rate changes, the Bank's real estate loan portfolio, concentrated primarily within Santa Barbara and San Luis Obispo Counties, California, is subject to risks of changes in the underlying value of collateral as a result of changes in the local economy.

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

Management employs asset and liability management software to measure the Company's exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company's interest rate sensitivity. Based on the results of the software's output, management believes the Company's balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2015. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company's ALCO policies. Management will continue to perform this analysis each quarter.

The hypothetical impacts of sudden interest rate movements applied to the Company's asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company's net interest income is "at risk" from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company's December 31, 2015 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points ("bp") and 200 bp rate increase and a 100 bp decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, a 200 bp decrease is not considered a realistic possibility and is therefore not presented.

The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2015 and 2014, if interest rates were to change immediately in the amounts set forth.

	December 31, 2015
	-100bp	Base	+100bp	+200bp
	(dollars in thousands)
Net interest income	$63,875	$65,546	$65,949	$66,726
$ Change from base	$(1,671)	$-	$403	$1,180
% Change from base	-2.55%	0.00%	0.61%	1.80%

	December 31, 2014
	-100bp	Base	+100bp	+200bp
	(dollars in thousands)
Net interest income	$65,710	$65,723	$65,782	$66,656
$ Change from base	$(13)	$-	$59	$933
% Change from base	-0.02%	0.00%	0.09%	1.42%

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

The following table shows management's estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Rate Type
Variable – daily	$168,957	13.5%	$178,535	15.0%
Variable other than daily	659,365	52.9%	603,358	50.5%
Fixed rate	418,958	33.6%	411,590	34.5%

Total gross loans	$1,247,280	100.0%	$1,193,483	100.0%

As of December 31, 2015, the table above identifies approximately 13.5% of the loan portfolio that will re-price immediately in a changing rate environment. At December 31, 2015, approximately $828.3 million or 66.4% of the Company's loan portfolio is considered variable.

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in market rates as of December 31, 2015 and 2014:

	December 31, 2015
	Move in Index Rate (bps)
	+100	+150	+200	+250	+300	+350
	(dollars in thousands)
Cumulative variable daily	$60,236	$74,792	$82,785	$86,126	$87,897	$89,023
Cumulative variable other than daily	296,181	349,047	372,094	392,448	397,117	407,691

Cumulative total variable at floor	$356,417	$423,839	$454,879	$478,574	$485,014	$496,714

	December 31, 2014
	Move in Index Rate (bps)
	+100	+150	+200	+250	+300	+350
	(dollars in thousands)
Cumulative variable daily	$96,258	$110,948	$122,288	$128,114	$130,027	$141,070
Cumulative variable other than daily	278,224	335,046	360,038	384,479	391,159	405,279

Cumulative total variable at floor	$374,482	$445,994	$482,326	$512,593	$521,186	$546,349

As interest rates began to fall at the end of the last decade, the Company moved to protect net interest margin by implementing floors on new loan originations. Management believes this strategy proved successful in insulating net interest margin in the declining interest rate environment experienced over the last several years. However, looking forward into a possible rising rate environment, management believes that these loan floors could result in compression of net interest margin and potentially a decline in net interest income. As such, the Company began lowering the floor rates on new and renewed loans over the last couple of years to reduce the level of market interest rate movement required to adjust above floor rates and return those loans to a fully variable interest rate profile.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on that assessment, the Company's management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2015, has issued an audit report on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board that appears on page 74.

Report of Independent Registered Public Accounting Firm

Board of Directors
Heritage Oaks Bancorp
Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2015, 2014 and 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

/s/Crowe Horwath LLP
Sacramento, California
March 4, 2016

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2015	2014
	(dollars in thousands, except per share data)
Assets
Cash and due from banks	$15,610	$12,548
Interest earning deposits in other banks	54,313	23,032

Total cash and cash equivalents	69,923	35,580
Investment securities available for sale, at fair value	450,935	355,580
Loans held for sale, at lower of cost or fair value	9,755	2,586
Gross loans held for investment	1,247,280	1,193,483
Net deferred loan fees	(1,132)	(1,445)
Allowance for loan and lease losses	(17,452)	(16,802)

Net loans held for investment	1,228,696	1,175,236
Premises and equipment, net	37,342	37,820
Premises held for sale	-	1,978
Bank-owned life insurance	32,850	24,711
Goodwill	24,885	24,885
Deferred tax assets, net	21,272	24,920
Federal Home Loan Bank stock	7,853	7,853
Other intangible assets	4,298	5,347
Other assets	11,930	13,631

Total assets	$1,899,739	$1,710,127

Liabilities
Non-interest bearing deposits	$514,559	$461,479
Interest bearing deposits	1,050,402	933,325

Total deposits	1,564,961	1,394,804
Short term FHLB borrowing	38,500	25,000
Long term FHLB borrowing	65,021	70,558
Junior subordinated debentures	10,438	13,233
Other liabilities	14,385	8,592

Total liabilities	1,693,305	1,512,187
Commitments and contingencies (see Note 15)
Shareholders' Equity
Preferred stock, 5,000,000 shares authorized:
Series C preferred stock, $3.25 per share stated value; issued and outstanding: 0 shares at December 31, 2015 and 348,697 shares at December 31,2014, respectively.	-	1,056
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 34,353,014, shares and 33,905,060 shares as of December 31, 2015 and December 31, 2014, respectively.	165,517	164,196
Additional paid in capital	8,251	6,984
Retained earnings	32,200	24,772
Accumulated other comprehensive income	466	932

Total shareholders' equity	206,434	197,940

Total liabilities and shareholders' equity	$1,899,739	$1,710,127

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands, except per share data)
Interest Income
Loans, including fees	$59,599	$56,145	$39,610
Investment securities	7,311	7,238	5,476
Other interest-earning assets	1,180	705	307

Total interest income	68,090	64,088	45,393
Interest Expense
Deposits	3,615	3,567	2,860
Other borrowings	2,216	1,590	1,007

Total interest expense	5,831	5,157	3,867

Net interest income before provision for loan losses	62,259	58,931	41,526
Provision for loan and lease losses	-	-	-

Net interest income after provision for loan and lease losses	62,259	58,931	41,526
Non-Interest Income
Fees and service charges	4,849	5,312	4,529
Net gain on sale of mortgage loans	1,602	1,330	2,282
Gain on sale of investment securities	641	646	3,926
Gain on extinguishment of debt	552	-	-
Other mortgage fee income	452	290	642
Other income	2,043	1,997	1,496

Total non-interest income	10,139	9,575	12,875
Non-Interest Expense
Salaries and employee benefits	23,814	23,476	18,977
Professional services	7,790	4,801	2,833
Occupancy and equipment	6,682	6,576	4,891
Information technology	2,298	3,025	2,582
Regulatory assessments	1,212	1,164	1,007
Amortization of intangible assets	1,049	1,057	400
Loan department expense	1,021	934	758
Sales and marketing	1,017	843	584
Communication costs	562	638	371
Merger, restructure, and integration	(77)	9,190	1,051
Other expense	2,799	3,088	3,109

Total non-interest expense	48,167	54,792	36,563

Income before income taxes	24,231	13,714	17,838
Income tax expense	8,882	4,749	6,997

Net income	15,349	8,965	10,841
Dividends and accretion on preferred stock	70	168	898

Net income available to common shareholders	$15,279	$8,797	$9,943

Earnings Per Common Share
Basic	$0.45	$0.27	$0.38
Diluted	$0.45	$0.27	$0.37
Dividends Declared Per Common Share	$0.23	$0.08	$-

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended, December 31,
	2015	2014	2013
	(dollars in thousands)
Net income	$15,349	$8,965	$10,841
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(164)	8,075	(8,565)
Reclassification for net gains on investments included in net income	(641)	(646)	(3,926)

Other comprehensive (loss) income, before income tax (benefit) expense	(805)	7,429	(12,491)
Income tax (benefit) expense related to items of other comprehensive income	(339)	3,072	(5,141)

Other comprehensive (loss) income	(466)	4,357	(7,350)

Comprehensive income	$14,883	$13,322	$3,491

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

		Common Stock
						Accumulated Other Comprehensive Income (loss)
	Preferred Stock	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity
	(dollars in thousands, except per share data)
Balance, December 31, 2012	$24,140	25,307,110	$101,354	$7,337	$8,773	$3,925	$145,529

Repurchase of Series A preferred stock	(20,725)			(275)			(21,000)
Repurchase of warrants				(1,575)			(1,575)
Accretion on Series A preferred stock	189				(189)		-
Dividends on Series A preferred stock					(708)		(708)
Exercise of stock options		33,757	138				138
Net issuance of restricted share awards		56,913					-
Tax benefit of share-based compensation			19				19
Share-based compensation				533			533
Net income					10,841		10,841
Other comprehensive loss						(7,350)	(7,350)

Balance, December 31, 2013	$3,604	25,397,780	$101,511	$6,020	$18,717	$(3,425)	$126,427

Issuance of common stock in MISN Transaction		7,541,326	60,255				60,255
Repurchases of common stock		(51,732)	(387)				(387)
Stock issuance costs				(381)			(381)
Conversion of Series C preferred stock	(2,548)	840,841	2,548	168	(168)		-
Dividends declared ($0.08 per share)					(2,742)		(2,742)
Exercise of stock options		68,339	269				269
Share-based compensation				993			993
Tax benefit of share-based compensation				184			184
Net issuance of restricted share awards		108,506					-
Net income					8,965		8,965
Other comprehensive income						4,357	4,357

Balance, December 31, 2014	$1,056	33,905,060	$164,196	$6,984	$24,772	$932	$197,940

Dividends declared ($0.23 per share)					(7,851)		(7,851)
Repurchases of common stock		(3,696)	(28)				(28)
Exercise of stock options		56,432	293				293
Conversion of Series C preferred stock	(1,056)	348,697	1,056	70	(70)		-
Share-based compensation				1,092			1,092
Tax benefit of share-based compensation				105			105
Net issuance of restricted share awards		46,521					-
Net income					15,349		15,349
Other comprehensive loss						(466)	(466)

Balance, December 31, 2015	$-	34,353,014	$165,517	$8,251	$32,200	$466	$206,434

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$15,349	$8,965	$10,841
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,068	1,829	1,368
Write-downs on premises and equipment held for sale	58	880	-
Amortization of premiums / discounts	6,869	4,991	4,196
Amortization of intangible assets	1,049	1,057	400
Accretion of discount on acquired and purchased loans, net	(2,057)	(2,488)	-
Share-based compensation expense	1,092	993	533
Gain on extinguishment of debt	(552)	-	-
Gain on sale of available for sale securities	(641)	(646)	(3,926)
Loss on sale of assets	6	-	-
Gain on sale of loans held for sale	(1,602)	(1,330)	(2,282)
Originations of loans held for sale	(134,762)	(81,748)	(139,075)
Proceeds from sale of loans held for sale	129,195	82,878	161,520
Net increase in bank owned life insurance	(639)	(622)	(477)
Decrease in deferred tax assets	3,987	5,407	5,448
Tax impact of share-based compensation	(105)	(184)	(19)
Decrease in other assets and other liabilities, net	1,838	48	1,155

Net cash provided by operating activities	21,153	20,030	39,682
Cash Flows from Investing Activities
Net cash and cash equivalents acquired in MISN Transaction	-	28,891	-
Purchase of securities, available for sale	(206,123)	(168,339)	(210,127)
Sale of securities, available for sale	55,184	129,074	161,181
Proceeds from principal paydowns of securities, available for sale	48,842	39,928	47,074
Proceeds from sale of premises and equipment	1,957	3,590	-
Purchase of FHLB stock	-	(941)	(164)
Increase in loans, net	(46,923)	(86,233)	(140,932)
Recoveries on previously charged-off loans	1,099	857	1,767
Proceeds from sale of foreclosed collateral	91	1,628	1,374
Purchase of bank owned life insurance	(7,500)	-	-
Purchase of property, premises and equipment, net	(1,642)	(6,456)	(9,632)

Net cash used in investing activities	(155,015)	(58,001)	(149,459)
(Continued on next page)

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Cash Flows from Financing Activities
Increase in deposits, net	170,134	49,370	103,025
Proceeds from Federal Home Loan Bank borrowing	61,000	70,000	234,500
Repayments of Federal Home Loan Bank borrowing	(52,898)	(69,000)	(212,500)
Decrease in junior subordinated debentures	(2,550)	-	-
Proceeds from exercise of stock options, including tax benefits	398	453	157
Stock issuance costs	-	(381)	-
Dividends paid	(7,851)	(2,742)	-
Dividend on Series A preferred stock	-	-	(708)
Retirement of Series A preferred stock and related warrants	-	-	(22,575)
Repurchases of common stock	(28)	(387)	-

Net cash provided by financing activities	168,205	47,313	101,899

Net increase (decrease) in cash and cash equivalents	34,343	9,342	(7,878)
Cash and cash equivalents, beginning of period	35,580	26,238	34,116

Cash and cash equivalents, end of period	$69,923	$35,580	$26,238

Supplemental Cash Flow Information
Cash Flow Information
Interest paid	$5,842	$4,995	$3,821
Income taxes paid	$2,420	$600	$2,100
Non-Cash Flow Information
Change in unrealized (loss) gain on available for sale securities	$(164)	$8,075	$(8,565)
Loans transferred to foreclosed assets	$416	$1,564	$1,374
Premises transferred to held for sale	$-	$2,916	$-
Accretion on preferred stock	$70	$168	$189
Common stock issued in MISN Transaction	$-	$60,255	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Summary of Significant Accounting Policies

Nature of Operations

Heritage Oaks Bancorp ("Bancorp") is a California corporation organized in 1994, and is the holding company for Heritage Oaks Bank (the "Bank"), which opened for business in 1983. The Bank, which is the Company's sole operating subsidiary, operates branches within San Luis Obispo and Santa Barbara Counties and has a loan production office in Ventura County. The Bank offers traditional banking products such as checking, savings, money market accounts and certificates of deposit, as well as mortgage, commercial, and consumer loans to customers who are predominately small to medium-sized businesses and to individuals. As such, the Company is subject to a concentration risk associated with its banking operations in San Luis Obispo and Santa Barbara Counties, and to a lesser degree Ventura County. No one customer accounts for more than 10% of revenue or assets in any period presented and the Company has no assets nor does it generate any revenue from outside of the United States. While the chief decision-makers of the Company monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the holding company ("Bancorp") and its wholly owned subsidiaries, the Bank and CCMS Systems, Inc. (an inactive entity). All material intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts in the 2013 and 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation. These reclassifications did not have any effect on the prior years' reported net income or shareholders' equity.

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

Use of Estimates in the Preparation of Consolidated Financial Statements

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and to general practices within the banking industry. In order to prepare the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 1. Summary of Significant Accounting Policies – continued

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

Note 1. Summary of Significant Accounting Policies – continued

Business Combinations and Related Matters

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion charges, are expensed as incurred. The Company applied this guidance to the acquisition of Mission Community Bancorp that was consummated on February 28, 2014. The Company's consolidated financial statements reflect the operations of Mission Community Bancorp from March 1, 2014, through December 31, 2015.

Recent Accounting Pronouncements

Recent Accounting Guidance Adopted

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-14 Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration ("FHA"), the U.S. Department of Housing and Urban Development ("HUD"), and the U.S. Department of Veterans Affairs ("VA"). Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed.

Under the provisions of this update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments within this update are effective for interim and annual periods, beginning after December 15, 2014. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

Note 1. Summary of Significant Accounting Policies – continued

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors. This ASU provides clarification that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for interim and annual periods, beginning after December 15, 2014. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In September, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments to assets acquired and liabilities assumed in a business combination. The new guidance under this update requires the cumulative impact of measurement period adjustments be recognized in the period the adjustment is determined. This update does not change what constitutes a measurement period adjustment, nor does it change the length of the measurement period. The new standard is effective for interim annual periods beginning after December 15, 2015 and should be applied prospectively to measurement period adjustments that occur after the effective date. The Company does not expect the adoption of this update to have a material impact on the Company's consolidated financial statements.

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

Disclosure about Fair Value of Financial Instruments

Estimates of fair value have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Note 1. Summary of Significant Accounting Policies – continued

Although management is not aware of any factors that would significantly affect estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

The Company determines the fair market values of financial instruments based on the fair value hierarchy established in U.S. GAAP. The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale, and is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings or a particular financial instrument. Pursuant to U.S. GAAP, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Specifically, U.S. GAAP describes three levels of inputs that may be used to measure fair value, as outlined below:

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments where fair value is determined using pricing models, discounted cash flow methodologies using market interest rates, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Note 1. Summary of Significant Accounting Policies – continued

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

Federal Home Loan Bank Stock

The fair value of Federal Home Loan Bank ("FHLB") stock is not readily determinable due to the lack of its transferability, as ownership of these securities is restricted to member banks.

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

At December 31, 2015, a majority of the Company's impaired loans were evaluated based on the fair value of their underlying collateral as determined by the most recent appraisal available to management.

Note 1. Summary of Significant Accounting Policies – continued

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

Interest Bearing Deposits and Accrued Interest Payable

The fair values disclosed for interest bearing deposits (for example, interest bearing checking accounts and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates its fair value.

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

Note 1. Summary of Significant Accounting Policies – continued

Cash and Cash Equivalents

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. In management's opinion, the Bank is in compliance with the reserve requirements as of December 31, 2015. The Company maintains amounts due from banks that exceed federally insured limits. Historically the Company has not experienced any losses in such accounts. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. Generally, interest bearing balances due from banks represent excess liquidity that the Company and/or Bank invests through other institutions overnight.

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

Other than Temporary Impairment ("OTTI")

The Company periodically evaluates investments in the portfolio for OTTI and more specifically when conditions warrant such an evaluation. When evaluating whether impairment is other than temporary, the Company considers, among other things, the following: (1) the length of time the security has been in an unrealized loss position, (2) the extent to which the security's fair value is less than its cost, (3) the financial condition of the issuer, (4) any adverse changes in ratings issued by various rating agencies, (5) the intent and ability of the Company to hold such securities for a period of time sufficient to allow for any anticipated recovery in fair value and (6) in the case of mortgage related securities, credit enhancements, loan-to-values, credit scores, delinquency and default rates, cash flows and the extent to which those cash flows are within management's initial expectations based on pre-purchase analyses.

When an investment is deemed to be other than temporarily impaired, the Company is required to assess whether it has the intent to sell the investment, or if it is more likely than not that it will be required to sell the investment before its anticipated recovery of its full basis in the security. If the Company does not intend, nor anticipates it will be required to sell the investment, it must still perform an evaluation of future cash flows it expects to receive from the investment to determine if a credit loss has occurred. The evaluation includes future cash flows from the investment the Company expects to collect, based on an assessment of all available information about the applicable investment. The Company considers such factors as: the structure of the security and the Company's position within that structure, the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security, expected changes in real estate prices, and assumptions regarding interest rates, to determine whether the Company will recover the remaining amortized cost basis of the security. In the event that a credit loss is deemed to have occurred, only the amount of impairment related to the credit loss is recognized in current period earnings. OTTI amounts related to all other factors, such as market conditions, are recorded as a component of accumulated other comprehensive income.

Note 1. Summary of Significant Accounting Policies – continued

Federal Home Loan Bank Stock

The Bank is a member of the FHLB and as a condition of membership, the Bank is required to purchase stock in the FHLB. The required ownership of FHLB stock is based on the level of borrowing the Bank has obtained from the FHLB. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. There have been no events that would suggest that an impairment in the carrying value of the stock has occurred as of December 31, 2015. Dividends received on the FHLB stock are reported as a component of interest income.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value, which is determined by the specified value in the sales contract with the third party buyer. Net unrealized losses, if any, are recognized through a valuation allowance through charges to other non-interest expense.

Loans Held for Investment

Loans management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs of specific valuation allowances and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Nonrefundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the contractual lives of the loan. Upon prepayment, unamortized loan fees, net of costs, are immediately recognized in interest income. Other fees, including those collected upon principal prepayments, are included in interest income when received.

Loans for which the accrual of interest has been discontinued are designated as non-accruing loans. The accrual of interest on loans is discontinued when principal and/or interest is past due 90 days based on the contractual terms of the loan and/or when, in the opinion of management, there is reasonable doubt as to collectability, unless such loans are well secured and in the process of collection. This policy is consistently applied to all portfolio segments. When loans are placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income.

Interest income generally is not recognized on specific non-accruing loans unless the likelihood of further loss is remote. Interest payments received on non-accrual loans is generally applied as a reduction to the loan principal balance. Interest accruals are resumed only when the loan is brought current with respect to interest and principal and when, in the judgment of management, all remaining principal and interest is deemed to be fully collectable, there has been at least six months of sustained repayment performance since the loan was placed on non-accrual status and/or management believes, based on current information, that such loan is no longer impaired. When a loan is returned to accrual status from non-accrual status, the interest that had been accumulated while on non-accrual status is not recognized until such time as the loan is repaid in full.

Note 1. Summary of Significant Accounting Policies – continued

The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Measurement of impairment is based on expectations of future cash flows which are discounted at the loan's original effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral- dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans. All loans are generally charged-off, either partially or fully, at such time that it is highly certain a loss has been realized.

Acquired Loans and Leases

Loans and leases acquired through purchase or through a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Subsequent to acquisition, if the Company's allowance for loan and lease losses methodology indicates that the credit discount associated with acquired, non-purchased credit impaired loans, is no longer sufficient to cover probable losses inherent in those loans, the Company establishes an allowance for those loans through a charge to provision for loan and lease losses.

Purchased Credit Impaired Loans ("PCI loans")

Acquired loans are evaluated upon acquisition for evidence of deterioration in credit quality since their origination to determine if it is probable the Company will be unable to collect all contractually required payments. These loans are classified as PCI loans, while all other acquired loans are classified as non-PCI loans. The Company has elected to account for PCI loans at the individual loan level. The Company estimates the amount and timing of expected cash flows for each loan. The expected cash flow in excess of the loan's carrying value, which is fair value on the date of acquisition, is referred to as the accretable yield, and is recorded as interest income over the remaining expected life of the loan. The excess of the loan's contractual principal and interest over expected cash flows is referred to as the non-accretable difference, and is representative of contractual amounts the Company does not expect to collect. The non-accretable difference is not recorded in the Company's consolidated financial statements.

Quarterly, management performs an evaluation of expected future cash flows for PCI loans. If current expectations of future cash flows are less than management's previous expectations, other than due to decreases in interest rates and prepayment assumptions, an allowance for loan and leases losses is recorded with a charge to provision for loan and lease losses. If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company first reduces any previously established allowance for loan and lease losses, and then records an adjustment to interest income through a prospective increase in the accretable yield.

Note 1. Summary of Significant Accounting Policies – continued

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

Each segment of loans in the portfolio possesses varying degrees of risk, based on, among other things, the type of loan, the purpose of the loan, the type of collateral securing the loan, and the sensitivity the borrower has to changes in certain external factors such as economic conditions. The following provides a summary of the risks associated with various segments of the Company's loan portfolio, which are factors management regularly considers when evaluating the adequacy of the ALLL:

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

    •
    Commercial – consist primarily of commercial and industrial loans (business lines of credit), agriculture loans, and other commercial purpose loans. Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made. Adverse changes in economic conditions may result in a decline in business activity, which can impact a borrower's ability to continue to make scheduled payments. The risk of repayment of agriculture loans arises largely from factors beyond the control of the Company or the related borrower, such as commodity prices, general weather conditions, and drought.

Note 1. Summary of Significant Accounting Policies – continued

    •
    Consumer – the consumer loan portfolio is comprised primarily of a large number of small loans with scheduled amortization over a specific period. The majority of consumer loans include installment loans, revolving credit plans, and credit card balances. Weakened economic conditions may result in an increased level of delinquencies within this segment, as economic pressures may impact the capacity of such borrowers to repay their obligations.

ALLL Model Methodology

During the third quarter of 2015, the Company made a specific enhancement to its methodology for determining the general reserve component of the ALLL. This enhancement related specifically to the methodology used to calculate the loss rates for loan risk grades within each loan type in the determination of the general reserve component of the ALLL. The enhanced methodology uses more granular loan level data to calculate loss rates for specific loan grades within each loan type, allowing for more detailed loan migration analysis, and the ability to determine average loss rates for each loan risk grade. Although the total general reserve component of the ALLL for each loan type and portfolio segment is still based on total average historical losses for their respective loan types, management believes the allocation of the ALLL to each loan risk grade, within each loan type and the evaluation of the loss emergence period has become more granular under this methodology enhancement. The implementation of the ALLL model enhancement did not result in a required increase or decrease in the balance of the ALLL, or a material impact to the overall allocation of the ALLL.

The ALLL is maintained at a level which, in management's judgment, is appropriate to absorb probable credit losses inherent in the loans within the loan portfolio as of the balance sheet date. The amount of the ALLL is based on management's evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified balances and specific impaired loans, and economic conditions and the related impact on specific borrowers and industry groups. The ALLL is increased by provisions for loan and lease losses, which are charged to earnings and reduced (or potentially increased) by charge-offs, net of recoveries. Changes in the ALLL relating to impaired loans, including troubled debt restructurings ("TDRs"), are charged or credited to the provision for loan and lease losses. Because of uncertainties inherent in the estimation process, management's estimate of probable credit losses inherent in the loan portfolio and the related allowance may change.

The process in which management determines the appropriate level of the ALLL involves the exercise of considerable judgment and the use of estimates. While management utilizes its best judgment and all available information in determining the adequacy of the ALLL, the ultimate adequacy of the ALLL is dependent upon a variety of factors beyond the Company's control, including but not limited to, the performance of the loan portfolio, changes in current and future economic conditions and the view of regulatory agencies regarding the level of classified assets. Weakness in economic conditions and any other factor that may adversely affect credit quality and/or that may result in higher levels of: past due and non-accruing loans, loan defaults, and/or increased loan charge-offs, may require additional provisions for loan and lease losses in future periods and a higher balance in the Company's ALLL. The ALLL, as more fully described below, is comprised of three components: general reserves, specific loan reserves, and a reserve for PCI loans. Please also see "Acquired Loans and Leases" of this Summary of Significant Accounting Policies for discussion on the ALLL for PCI loans.

Note 1. Summary of Significant Accounting Policies – continued

General Reserves – The general reserve component of the ALLL, which is not attributable to loans specifically identified as impaired, is determined through a two-step process. First a quantitative allocation is determined by pooling performing loans by collateral type and purpose. These pools of loans are then further segmented by an internal risk grading system that classifies loans as: pass, special mention, substandard and doubtful. The Company's risk grade system allows management, among other things, to identify the risk associated with each loan, and to provide a basis for estimating credit losses inherent in the portfolio. Risk grades are generally assigned based on information concerning the borrower and the strength of the collateral. Risk grades are reviewed regularly by the Company's credit committee and are scrutinized by independent loan reviews performed semi-annually, as well as by regulatory agencies during scheduled examinations. Once credit risk grades have been assigned, estimated loss rates are then applied to each segment according to risk grade to determine the amount of the general portfolio allocation. Estimated loss rates are determined through a migration analysis of historical losses for each segment of the loan portfolio, based on the Company's prior experience with such loans, and the use of detailed loan level data, encompassing historical losses and average balance information for each loan type and risk grade. The following provides brief definitions for credit risk grade ratings assigned to loans in the portfolio:

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

Note 1. Summary of Significant Accounting Policies – continued

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

Impaired Loans

A loan is identified as impaired when, based on all available information, the loan is no longer performing according to the original contractual terms of the loan agreement. The Company periodically performs a review of all significant problem loans. If based on this review it is determined that the loan is impaired, the Company obtains updated appraisal information on the underlying collateral for collateral dependent loans and updated cash-flow information if the loan is unsecured or primarily dependent on future operating or other cash flows. Once the updated financial information is obtained and analyzed by management, a valuation allowance, if necessary, is established against the loan or a loss is recognized by a charge to the ALLL. Therefore, at the time a loan is considered impaired a valuation allowance typically has already been established or balances deemed uncollectable have been charged-off.

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

Note 1. Summary of Significant Accounting Policies – continued

Loans typically move to non-accrual status from the Company's substandard risk grade. When a loan is first classified as substandard, the Company performs a review of the loan in order to determine if the loan is impaired. If upon a loan's migration to non-accruing status, the financial information on the borrower previously obtained while the loan was classified as substandard is deemed to be outdated, the Company typically orders new appraisals on underlying collateral or obtains the most recent cash-flow information in order to have the most current indication of fair value. For collateral dependent loans, if a complete appraisal is expected to take a significant amount of time to complete, the Company may also rely on a broker's price opinion or other meaningful market data, such as comparable sales, in order to derive its best estimate of a property's fair value, while waiting for an appraisal at the time of the decision to classify the loan as substandard and/or non-accruing.

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

In those cases where management has determined that it is in the best interest of the Bank to sell a troubled loan rather than to continue to hold it in its portfolio, additional charge-offs may be realized as distressed loan buyers that typically purchase these types of loans tend to require a higher rate of return than would be built into the Company's traditional hold to maturity model, resulting in the sales price for these loans being less than the adjusted carrying value.

In certain instances the Company may work with the borrower to modify the terms of the loan agreement or otherwise restructure the loan in a way that would allow the borrower to continue to perform under the modified terms of the loan agreement. In those instances where modifications are made to loans, for which the borrower is experiencing financial difficulty and the Company has granted the borrower a concession that it would not have otherwise considered, the modifications constitute a TDR. Concessions may include a reduction in the contractual rate of interest, extension payments or maturity, and/or a combination of other actions designed to maximize collection efforts. The Company's policy for monitoring loan modifications for potential TDRs is focused on loans risk graded as special mention, substandard or doubtful. TDRs are considered impaired loans and require the Company to measure the amount of impairment, if any, and establish a specific reserve for the loan at the time the loan is restructured.

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

Note 1. Summary of Significant Accounting Policies – continued

Any loss resulting from the difference between the Company's recorded investment in the loan and the fair market value of the collateral obtained through repossession is recognized by a charge to the ALLL. For most real estate and commercial loans, the Company generally recognizes a charge-off to bring the carrying balance of the loan down to the estimated fair value of the underlying collateral or some other estimate of fair value when: (i) management determines that the asset is no longer collectable, (ii) repayment prospects for the credit have become unclear and/or are likely to occur over a time-frame the Company deems to be no longer reasonable, (iii) the loan or portion of the loan has been deemed a loss by the Company's internal review and/or independent review functions, or has been deemed a loss by regulatory examiners, (iv) the borrower has or is in the process of filing for bankruptcy. The Company's charge-off policy is consistently applied to all portfolio segments.

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

Appraisals for Loans Secured by Real Estate Collateral

For loan commitments greater than $750 thousand and a remaining term greater than one year at the loan's anniversary date, the Bank has a policy to perform an annual review of the borrower's financial condition and of any real estate securing the loan. This review includes, among other things, a physical inspection of the real estate securing the loan, an analysis of any related rent rolls, an analysis of all borrower and guarantor tax returns and financial statements. This information is used internally by the Bank to validate all covenants and the risk grade assigned to the loan. If during the review process the Bank learns of additional information that would suggest that the borrower's ability to repay has deteriorated since the original underwriting of the loan, and repayment may now be dependent on liquidation of the collateral, an additional independent appraisal of the collateral is requested. If based on the updated appraisal information it is determined the value of the collateral is impaired and the Bank no longer expects to collect all previously determined amounts related to the loan as stipulated in the loan's original agreement, the Bank typically moves to establish a valuation allowance for the loan or charge-off such differences.

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

Note 1. Summary of Significant Accounting Policies – continued

Reserve for Off-Balance Sheet Loan Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding. Estimated losses related to these commitments are not included in the ALLL reported in Note 5. Loans and the Allowance for Loan and Lease Losses, of these consolidated financial statements. Instead they are accounted for as a separate loss contingency reserve and included within other liabilities on the Company's consolidated balance sheets. Adjustments to this reserve are recorded as a charge to earnings, which is included in other non-interest expense on the consolidated statements of income. Losses are experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a party that may not be as financially sound in the current period as it was when the commitment was originally made.

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

Note 1. Summary of Significant Accounting Policies – continued

Bank Owned Life Insurance ("BOLI")

The Company has purchased life insurance policies on certain employees, which are referred to as BOLI. These policies are recorded in the consolidated balance sheets at their cash surrender value. Income and expense from these policies and changes in the cash surrender value are recorded in non-interest income and non-interest expense in the consolidated statements of income.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, core deposit intangibles and other identifiable intangibles acquired in business combinations. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is evaluated for impairment, at a minimum, on an annual basis.

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2015.

Other Real Estate Owned ("OREO")

Real estate and other property acquired in full or partial settlement of loan obligations is referred to as OREO. These assets are originally recorded in the Company's consolidated financial statements at their estimated fair value less any costs to sell the property. When OREO assets are acquired, typically through foreclosure or surrendered in lieu of foreclosure, the Company compares the estimated fair value of the property against its recorded investment in the related loan. If the estimated fair value of the property, including estimates for the cost to sell, is less than the recorded investment in the related loan, the difference in the carrying value of the loan is charged to the allowance for loan and lease losses prior to the loan's transfer to OREO. Should the fair value of OREO decline in subsequent periods, the Company establishes a valuation allowance for OREO through a charge to non-interest interest expense. All related operating or maintenance costs are charged to non-interest expense as incurred. Any subsequent gains or losses on the sale of OREO assets are recorded as a component of non-interest income.

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

Note 1. Summary of Significant Accounting Policies – continued

Salary Continuation Plan Agreements

The Company has entered into salary continuation plan agreements with certain executive and senior officers. The measurement of the liability under these agreements is estimated using a discounted cash flow model, which includes estimates involving the length of time before retirement, estimated long-term discount rates based on the Bank's long-term borrowing rates at the time the agreement is executed, and expected benefit levels. Should these estimates vary substantially from actual events, the level of expense recognized in the future to provide these benefits could materially vary.

Accumulated Other Comprehensive Income

The Company records changes in the unrealized gain (loss) on available for sale securities, net of income taxes, as an adjustment to accumulated other comprehensive income. Unrealized gains (losses) on available for sale securities are reclassified to current period earnings as the gains (losses) are realized upon the sale of securities. Unrealized losses related to OTTI are reclassified to current period earnings at the time OTTI is deemed to have occurred. Unrealized gains (losses) related to available for sale securities was the only component of accumulated other comprehensive income for the Company for the years ended December 31, 2015, 2014 and 2013.

Share-Based Compensation

The Company grants incentive and non-qualified stock options, as well as restricted stock to directors and employees as a form of compensation. U.S. GAAP requires the Company to recognize compensation expense for the grant-date fair value of stock options and other equity-based forms of compensation over the requisite service period (generally the vesting period). The Company uses a straight-line method for the recognition of all share-based compensation expense.

The amount of compensation expense recognized for options is based on the grant date fair value of the options, utilizing a Black-Scholes option pricing model, which incorporates certain key assumptions such as: the length of the option's term, the estimated life of the option, estimates for volatility of the Company's stock price based on historical data, and other factors. See also Note 12. Share-Based Compensation Plans, of these consolidated financial statements for additional information related to share-based compensation.

Grant date fair value for restricted stock awards is based on the closing price of the Company's stock on the grant date. The amount of expense to be recognized for restricted stock awards is calculated as the number of shares granted multiplied by the stock price on the date of the grant. The recipient of the award is entitled to any dividends declared on the Company's common stock. Restricted stock is not released to the recipient of the award until the vesting period has lapsed or any conditions associated with the vesting of the award have been met.

Note 1. Summary of Significant Accounting Policies – continued

Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares are calculated using the treasury stock method and include incremental shares issuable upon the exercise of stock options and other share-based compensation awards, such as restricted stock. The computation of diluted earnings per common share excludes the impact of the assumed exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss or when the market price for the Company's stock falls below the exercise price of equity awards issued by the Company.

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

Note 2. Business Combination

On February 28, 2014, the Company acquired 100% of the outstanding common shares of Mission Community Bancorp ("MISN") and all unexercised warrants and options to purchase MISN common stock were cancelled, in exchange for 7,541,326 shares of the Company's common stock and $8.7 million in cash (the "MISN Transaction"). In conjunction with the Transaction, MISN's wholly-owned bank subsidiary, Mission Community Bank, was merged with and into Heritage Oaks Bank. The transaction was valued at $69.0 million, based on the Company's closing stock price of $7.99 on February 28, 2014. With the acquisition, the Company believes it has created a more valuable community banking franchise, with a low-cost core deposit base, strong capital ratios, attractive net interest margins, lower operating costs, and better overall returns for the shareholders of the combined company. The Company also believes it now has a banking platform that is well positioned for future growth, both organically and through acquisitions.

The following table summarizes the consideration paid for MISN:

February 28, 2014
(dollars in thousands)
Consideration paid:
Cash payments for MISN shares outstanding	$2,554
Cash payments for MISN warrants	5,766
Cash payments for MISN options	387
Shares issued, at $7.99 per share	60,255

Total consideration	$68,962

Note 2. Business Combination – continued

The acquired assets and liabilities assumed were recorded at fair value at the date of acquisition. The following table presents a summary of acquired assets and liabilities assumed:

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

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered impaired as of the acquisition date, since they had not exhibited evidence of deterioration in credit quality since origination, and had been classified as non-PCI loans. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. Non-PCI loans acquired as of the acquisition date had a fair value and gross contractual payments receivable of $267.3 million and $328.2 million, respectively. As of the acquisition date, contractual cash flows not expected to be collected on these non-PCI loans totaled $5.4 million, which has been recorded as the credit risk component of the purchase discount, and which represented 2.0% of their gross outstanding principal balances.

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

	For the Years Ended December 31,
	2014	2013
	(dollars in thousands, except per share data)
Net interest income	$61,185	$59,269
Provision for loan and lease losses	-	310
Non-interest income	10,189	14,755
Non-interest expense	58,227	54,461

Income before income taxes	13,147	19,253
Income tax expense	4,553	7,552

Net income	$8,594	$11,701

Earnings Per Common Share
Basic	$0.25	$0.33
Diluted	$0.25	$0.33

Note 3. Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of December 31, 2015 and 2014:

		Fair Value Measurements Using
	As of December 31, 2015 Assets At Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Assets
Obligations of U.S. government agencies	$47,318	$-	$47,318	$-
Mortgage backed securities
U.S government sponsored entities and agencies	245,235	-	245,235	-
Non-agency	34,317	-	34,317	-
State and municipal securities	108,406	-	108,406	-
Asset backed securities	15,627	-	15,627	-
Other investments	32	32	-	-

Total assets measured on a recurring basis	$450,935	$32	$450,903	$-

Note 3. Fair Value of Assets and Liabilities – continued

		Fair Value Measurements Using
	As of December 31, 2014 Assets At Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Assets
Obligations of U.S. government agencies	$19,664	$-	$19,664	$-
Mortgage backed securities
U.S government sponsored entities and agencies	215,398	-	215,398	-
Non-agency	11,901	-	11,901	-
State and municipal securities	82,592	-	82,592	-
Asset backed securities	26,025	-	26,025	-

Total assets measured on a recurring basis	$355,580	$-	$355,580	$-

There were no transfers between levels of fair value measures during 2015 and 2014 for assets measured at fair value on a recurring basis. There were no liabilities measured on a recurring basis during 2015. As of December 31, 2015 and 2014, there were no assets or liabilities classified as Level 3.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value, and that were recognized at fair value which was below cost. Certain impaired loans are recorded in the Company's consolidated financial statements using the discounted cash flow method versus the collateral method. The discounted cash flow method as prescribed by ASC 310 Receivables, is not a fair value measurement since the discount rate utilized is the loan's effective interest rate, which is not considered a market rate for those loans. The discounted cash flow approach is used to measure impairment for certain impaired loans, because of the significant payment history and the global cash flow analysis performed on each borrower.

Note 3. Fair Value of Assets and Liabilities – continued

The following table provides a summary of assets the Company measures at fair value on a non-recurring basis as of December 31, 2015 and 2014. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2015, and there were no liabilities measured at fair value on a non-recurring basis as of December 31, 2014.

Fair Value Measurements Using
As of December 31, 2015 Assets At Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year To Date Losses (Recoveries)
(dollars in thousands)
Assets
Impaired loans
Commercial real estate	$-	$-	$-	$-	$-
Construction and land	-	-	-	-	-

Total assets measured on a non-recurring basis	$-	$-	$-	$-	$-

		Fair Value Measurements Using
	As of December 31, 2014 Assets At Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year To Date Losses (Recoveries)
	(dollars in thousands)
Assets
Impaired loans
Commercial real estate	$1,325	$-	$-	$1,325	$1,026
Construction and land	3,261	-	-	3,261	(946)

Total assets measured on a non-recurring basis	$4,586	$-	$-	$4,586	$80

There were no transfers between levels of fair value measures during 2015 and 2014 for assets measured at fair value on a non-recurring basis.

Note 3. Fair Value of Assets and Liabilities – continued

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments at December 31, 2015 and 2014:

		Fair Value Measurements Using
	As of December 31, 2015 Carrying Amount
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$69,923	$69,923	$-	$-	$69,923
Investment securities available for sale	450,935	32	450,903	-	450,935
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net	1,228,696	-	-	1,250,903	1,250,903
Loans held for sale	9,755	-	9,755	-	9,755
Accrued interest receivable	6,256	-	2,589	3,667	6,256
Liabilities
Non-interest bearing deposits	514,559	514,559	-	-	514,559
Interest bearing deposits	1,050,402	-	1,051,731	-	1,051,731
Federal Home Loan Bank advances	103,521	-	104,718	-	104,718
Junior subordinated debentures	10,438	-	-	8,195	8,195
Accrued interest payable	390	-	390	-	390

		Fair Value Measurements Using
	As of December 31, 2014 Carrying Amount
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$35,580	$35,580	$-	$-	$35,580
Investment securities available for sale	355,580	-	355,580	-	355,580
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net	1,175,236	-	-	1,196,997	1,196,997
Loans held for sale	2,586	-	2,586	-	2,586
Accrued interest receivable	5,659	-	2,038	3,621	5,659
Liabilities
Non interest-bearing deposits	461,479	461,479	-	-	461,479
Interest-bearing deposits	933,325	-	936,151	-	936,151
Federal Home Loan Bank advances	95,558	-	96,679	-	96,679
Junior subordinated debentures	13,233	-	-	9,297	9,297
Accrued interest payable	401	-	401	-	401

Note 3. Fair Value of Assets and Liabilities – continued

Information on off-balance sheet instruments as of December 31, 2015 and 2014 follows:

	December 31, 2015		December 31, 2014
	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
	(dollars in thousands)
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$255,093	$2,551	$253,275	$2,533

Note 4. Investment Securities

The following table sets forth the amortized cost and fair values of the Company's investment securities, all of which are reported as available for sale at December 31, 2015 and 2014:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$47,478	$269	$(429)	$47,318
Mortgage backed securities
U.S. government sponsored entities and agencies	246,561	986	(2,312)	245,235
Non-agency	34,645	-	(328)	34,317
State and municipal securities	105,164	3,486	(244)	108,406
Asset backed securities	16,183	-	(556)	15,627
Other investments	100	-	(68)	32

Total available for sale securities	$450,131	$4,741	$(3,937)	$450,935

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$19,562	$191	$(89)	$19,664
Mortgage backed securities
U.S. government sponsored entities and agencies	216,492	1,092	(2,186)	215,398
Non-agency	11,891	21	(11)	11,901
State and municipal securities	79,810	2,843	(61)	82,592
Asset backed securities	26,216	-	(191)	26,025

Total available for sale securities	$353,971	$4,147	$(2,538)	$355,580

Note 4. Investment Securities – continued

Those investment securities available for sale which have an unrealized loss position at December 31, 2015 and 2014 are detailed below:

	December 31, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$34,533	$(429)	$-	$-	$34,533	$(429)
Mortgage backed securities
U.S. government sponsored entities and agencies	131,570	(1,485)	31,558	(827)	163,128	(2,312)
Non-agency	31,400	(317)	2,917	(11)	34,317	(328)
State and municipal securities	15,660	(243)	235	(1)	15,895	(244)
Asset backed securities	-	-	15,626	(556)	15,626	(556)
Other investments	32	(68)	-	-	32	(68)

Total	$213,195	$(2,542)	$50,336	$(1,395)	$263,531	$(3,937)

	December 31, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$2,795	$(17)	$2,607	$(72)	$5,402	$(89)
Mortgage backed securities
U.S. government sponsored entities and agencies	50,583	(670)	58,753	(1,516)	109,336	(2,186)
Non-agency	3,000	(7)	507	(4)	3,507	(11)
State and municipal securities	5,899	(47)	2,245	(14)	8,144	(61)
Asset backed securities	-	-	17,153	(191)	17,153	(191)

Total	$62,277	$(741)	$81,265	$(1,797)	$143,542	$(2,538)

A total of 104 and 57 securities were in an unrealized loss position as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company believes that unrealized losses on its investment securities are not attributable to credit quality, but rather fluctuations in market prices. In the case of the agency mortgage related securities, contractual cash flows are guaranteed by agencies of the U.S. Government. While the Company's investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration dependent on the instrument's priority in the overall cash flow structure and the characteristics of the loans underlying the investment security.

Management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery. As of December 31, 2015, the Company does not believe unrealized losses related to any of its securities are other than temporary.

Note 4. Investment Securities – continued

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Proceeds	$55,184	$129,074	$161,765
Gross gains	815	1,050	5,599
Gross losses	(174)	(404)	(1,673)

The income tax expense related to these net realized gains was $0.3 million, $0.3 million, and $1.6 million, in 2015, 2014 and 2013 respectively.

The table below provides a maturity distribution of available for sale investment securities at December 31, 2015 and 2014. The table reflects the expected lives of mortgage-backed securities, based on the Company's historical prepayment experience, because borrowers have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Due one year or less	$51,049	$50,978	$38,674	$38,587
Due after one year through five years	153,444	152,916	113,081	112,926
Due after five years through ten years	182,996	184,870	137,909	140,115
Due after ten years	62,642	62,171	64,307	63,952

Total	$450,131	$450,935	$353,971	$355,580

Securities having an amortized cost and a fair value of $153.9 million and $155.2 million, respectively at December 31, 2015, and $67.3 million and $72.5 million, respectively at December 31, 2014 were pledged to secure public deposits. At year-end 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

Note 4. Investment Securities – continued

The following table summarizes earnings on investment securities, both taxable, and those that are exempt from federal taxation:

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Taxable earnings on investment securities
Obligations of U.S. government agencies	$645	$348	$106
Mortgage backed securities	3,675	4,433	3,441
State and municipal securities	527	85	5
Corporate debt securities	-	6	-
Asset backed securities	147	353	427
Earnings on investment securities exempt from federal taxation
State and municipal securities	2,317	2,013	1,497

Total	$7,311	$7,238	$5,476

Note 5. Loans and Allowance for Loan and Lease Losses

The following table provides a summary of outstanding loan balances:

	December 31, 2015			December 31, 2014
	Non-PCI Loans	PCI Loans	Total Loans Receivable	Non-PCI Loans	PCI Loans	Total Loans Receivable
	(dollars in thousands)
Real Estate Secured
Commercial	$573,559	$5,685	$579,244	$584,056	$4,416	$588,472
Residential 1 to 4 family	165,256	573	165,829	126,640	561	127,201
Farmland	120,566	-	120,566	96,708	1,665	98,373
Multi-family residential	79,381	-	79,381	78,645	-	78,645
Construction and land	35,387	282	35,669	43,809	851	44,660
Home equity lines of credit	31,387	-	31,387	38,252	-	38,252

Total real estate secured	1,005,536	6,540	1,012,076	968,110	7,493	975,603
Commercial
Commercial and industrial	164,025	783	164,808	153,403	1,384	154,787
Agriculture	62,911	1,452	64,363	53,678	1,423	55,101
Other	-	-	-	14	-	14

Total commercial	226,936	2,235	229,171	207,095	2,807	209,902
Consumer	6,033	-	6,033	7,978	-	7,978

Total gross loans held for investment	1,238,505	8,775	1,247,280	1,183,183	10,300	1,193,483
Net deferred loan fees	(1,132)	-	(1,132)	(1,445)	-	(1,445)
Allowance for loan and lease losses	(17,373)	(79)	(17,452)	(16,802)	-	(16,802)

Total net loans held for investment	$1,220,000	$8,696	$1,228,696	$1,164,936	$10,300	$1,175,236

Loans held for sale	$9,755	$-	$9,755	$2,586	$-	$2,586

Note 5. Loans and Allowance for Loan and Lease Losses – continued

Non-PCI loans acquired in the MISN Transaction totaled $163.8 million and $229.4 million as of December 31, 2015 and 2014, respectively, and are included in total non-PCI loans in the table above. The decline in MISN loan balances is attributable to loan prepayments, payoffs, and scheduled principal reduction. Loans held for sale consist of single-family residential mortgage loans under contract to be sold in the secondary market. In most cases these loans are sold within thirty to sixty days.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate, including residential 1 to 4 family loans originated and held for sale, totaling $1.0 billion and $978.2 million at December 31, 2015 and 2014, respectively. These loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara, and Ventura. The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurance that deterioration in the California real estate market, or the impact of the current California drought on our real estate collateralized loans, would not expose the Company to significantly greater credit risk.

Loans Serviced for Others

Loans serviced for others are not included in the Company's consolidated financial statements. The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration ("SBA") loans, was $38.0 million and $44.8 million at December 31, 2015 and 2014, respectively. Periodically, the Company originates SBA loans for sale for which it retains the servicing of the guaranteed portion of the loan sold. At December 31, 2015 and 2014, the unpaid principal balance of SBA loans serviced for others totaled $8.5 million and $13.0 million, respectively. The Company did not sell any SBA loans in 2015. Gains related to the sale of SBA loans totaled $43 thousand, and $0.4 million for the years ended December 31, 2014 and 2013. The gain on sale of SBA loans is included as a component of other income in non-interest income.

Pledged Loans

At December 31, 2015, the Bank has pledged $643.0 million of loans to the FHLB of San Francisco to secure a credit facility totaling $437.0 million under a blanket lien. Of this credit facility, $11.5 million is available as a line of credit, while the remainder is available for potential future borrowings. The Bank also has a collateralized borrowing line with the Federal Reserve Bank of San Francisco, which is secured by $6.2 million of loans at December 31, 2015.

Purchased Credit Impaired Loans

As part of the MISN Transaction, described in Note 2. Business Combination, of these consolidated financial statements, the Company acquired certain loans classified as PCI loans. These loans have exhibited evidence of deterioration in credit quality since their origination, and at their acquisition it was deemed probable all contractually required payments would not be collected.

Note 5. Loans and Allowance for Loan and Lease Losses – continued

The table below summarizes the unpaid principal balance and carrying amount of PCI loans as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Unpaid Principal Balance	Carrying Amount	Unpaid Principal Balance	Carrying Amount
	(dollars in thousands)
Real Estate Secured
Commercial	$7,139	$5,685	$6,109	$4,416
Residential 1 to 4 family	875	573	886	561
Construction and land	382	282	993	851
Farmland	-	-	2,027	1,665

Total real estate secured	8,396	6,540	10,015	7,493
Commercial
Agriculture	1,500	1,452	1,492	1,423
Commercial and industrial	1,211	783	1,883	1,384

Total commercial	2,711	2,235	3,375	2,807

Total PCI loans	$11,107	$8,775	$13,390	$10,300

The following table summarizes the contractually required payments, cash flows expected to be collected, and the fair value of PCI loans as of the date of the MISN Transaction:

February 28, 2014
(dollars in thousands)
Contractually required payments including interest	$19,827
Nonaccretable difference	(2,320)

Cash flows expected to be collected	17,507
Accretable difference	(4,673)

Fair value at acquisition	$12,834

The following table summarizes the accretable yield, or income expected to be collected on PCI loans:

	For the Year Ended December 31,
	2015	2014
	(dollars in thousands)
Beginning balance	$4,374	$-
Additions (1)	-	4,673
Accretion of income	(1,431)	(1,362)
Reclassifications from nonaccretable difference (2)	878	1,063

Ending balance	$3,821	$4,374

(1)
Attributable to loans acquired in the MISN Transaction.
(2)
Reclassification from nonaccretable difference is attributed to positive changes in expected future cash flows on certain PCI loans.

Note 5. Loans and Allowance for Loan and Lease Losses – continued

Impaired Loans

The following tables provide a summary of the Company's recorded investment in non-PCI and PCI impaired loans as of and for the periods presented. The Company did not have any PCI loans at December 31, 2013.

	For the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Construction and land	$5,138	$9,615	$-	$5,784	$72
Commercial	3,855	5,328	-	4,097	141
Residential 1 to 4 family	694	860	-	620	12
Farmland	587	588	-	564	34
Home equity lines of credit	85	86	-	112	-
Commercial
Commercial and industrial	2,295	2,510	-	3,292	46
Agriculture	724	815	-	682	9
Consumer	146	204	-	148	5

Total	13,524	20,006	-	15,299	319
With Related Allowance
Real Estate Secured
Commercial	435	665	59	468	-
Commercial
Commercial and industrial	1,944	1,972	156	1,300	66
Agriculture	400	400	39	80	3

Total	2,779	3,037	254	1,848	69

Total Non-PCI impaired loans	$16,303	$23,043	$254	$17,147	$388

Note 5. Loans and Allowance for Loan and Lease Losses – continued

	For the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$5,156	$6,601	$-	$5,269	$934
Residential 1 to 4 family	573	875	-	567	68
Construction and land	53	152	-	455	75
Commercial
Agriculture	1,452	1,500	-	1,440	116
Commercial and industrial	297	712	-	573	127

Total	7,531	9,840	-	8,304	1,320
With Related Allowance
Real Estate Secured
Commercial	529	538	41	535	48
Construction and land	229	230	5	263	20
Commercial
Commercial and industrial	486	499	33	528	44

Total	1,244	1,267	79	1,326	112

Total PCI loans	$8,775	$11,107	$79	$9,630	$1,432

Note 5. Loans and Allowance for Loan and Lease Losses – continued

	For the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$4,000	$6,255	$-	$3,814	$132
Construction and land	1,470	2,355	-	2,190	135
Farmland	283	282	-	291	16
Residential 1 to 4 family	260	383	-	349	18
Home equity lines of credit	258	340	-	258	-
Commercial
Commercial and industrial	2,875	3,967	-	3,994	162
Agriculture	720	760	-	724	-
Consumer	112	201	-	117	4

Total	9,978	14,543	-	11,737	467
With Related Allowance
Real Estate Secured
Construction and land	4,876	8,499	1,472	5,268	3
Commercial	498	688	148	502	-
Commercial
Commercial and industrial	1,043	1,054	151	1,272	64

Total	6,417	10,241	1,771	7,042	67

Total Non-PCI impaired loans	$16,395	$24,784	$1,771	$18,779	$534

	For the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$4,432	$6,109	$-	$4,978	$673
Farmland	1,673	2,027	-	1,698	98
Construction and land	853	993	-	921	69
Residential 1 to 4 family	564	886	-	580	43
Home equity lines of credit	-	-	-	61	21
Commercial
Agriculture	1,431	1,492	-	1,326	92
Commercial and industrial	1,388	1,883	-	2,089	366

Total PCI loans	$10,341	$13,390	$-	$11,653	$1,362

Note 5. Loans and Allowance for Loan and Lease Losses – continued

	For the Year Ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Construction and land	$1,320	$49
Residential 1 to 4 family	870	16
Commercial	775	5
Home equity lines of credit	28	-
Commercial
Commercial and industrial	2,162	27
Agriculture	936	-
Consumer	68	-

Total	6,159	97
With Related Allowance
Real Estate Secured
Construction and land	6,558	44
Commercial
Commercial and industrial	2,522	25

Total	9,080	69

Total Non-PCI impaired loans	$15,239	$166

The Company did not record income from the receipt of cash payments related to non-accruing loans during the years ended December 31, 2015, 2014 and 2013. If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.6 million, $0.6 million and $0.8 million in 2015, 2014 and 2013, respectively. Interest income recognized on impaired loans in the tables above represents interest the Company recognized on accruing TDRs.

At December 31, 2015, there were no residential 1 to 4 family loans in process of foreclosure, or residential 1 to 4 family properties included in foreclosed assets.

Note 5. Loans and Allowance for Loan and Lease Losses – continued

Troubled Debt Restructurings

The majority of the Bank's TDRs were granted concessions with respect to interest rates, payment structure and/or maturity. Modifications to loans as TDRs during the years ended December 31, 2015, and 2014 were primarily comprised of extensions of a loan's maturity at the loan's original interest rate, which was lower than the market rate of interest for new credit with similar risk. Extensions of maturity were for periods ranging from 6 months to 10 years. At December 31, 2015, the Company was not committed to lend any additional funds to borrowers with loans modified as TDRs. As of December 31, 2015 the Company had established valuation allowances for loans modified as TDRs totaling $0.3 million during 2015.

The following table provides a summary of loans classified s TDRs as of the dates indicated below:

	December 31, 2015			December 31, 2014
	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
	(dollars in thousands)
Non-PCI loans
Real estate secured
Construction and land	$1,171	$3,968	$5,139	$1,109	$5,149	$6,258
Commercial	2,395	435	2,830	2,449	78	2,527
Farmland	504	82	586	283	-	283
Residential 1 to 4 family	613	81	694	130	130	260
Commercial
Commercial and industrial	2,698	1,515	4,213	2,177	1,593	3,770
Agriculture	1,124	-	1,124	34	-	34
Consumer	114	10	124	69	-	69

Total non-PCI loans	8,619	6,091	14,710	6,251	6,950	13,201
PCI loans
Real estate secured
Commercial	922	46	968	223	-	223
Construction and land	54	-	54	-	-	-
Commercial
Commercial and industrial	461	66	527	37	107	144

Total PCI loans	1,437	112	1,549	260	107	367

Total TDRs	$10,056	$6,203	$16,259	$6,511	$7,057	$13,568

Note 5. Loans and Allowance for Loan and Lease Losses – continued

The following tables summarize loan modifications which resulted in TDRs during the periods presented below:

	For the Year Ended December 31, 2015
	Number of TDRs	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	6	$1,102	$1,102
Farmland	3	814	814
Residential 1 to 4 family	4	753	753
Construction and land	1	97	97
Commercial
Commercial and industrial	15	3,414	3,414
Agriculture	6	2,085	2,085
Consumer	2	68	68
PCI Loans
Real Estate Secured
Commercial	5	993	993
Construction and land	1	50	50
Commercial
Commercial and industrial	1	497	497

Total	44	$9,873	$9,873

	For the Year Ended December 31, 2014
	Number of TDRs	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Construction and land	4	$811	$811
Commercial	2	312	312
Residential 1 to 4 family	1	39	39
Commercial
Commercial and industrial	20	2,132	2,132
Agriculture	1	662	662
Consumer	1	73	73
PCI Loans
Real Estate Secured
Commercial	1	230	230
Commercial
Commercial and industrial	3	177	177

Total	33	$4,436	$4,436

Note 5. Loans and Allowance for Loan and Lease Losses – continued

	For the Year Ended December 31, 2013
	Number of TDRs	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Construction and land	1	$1,254	$1,254
Commercial	2	339	339
Residential 1 to 4 family	1	139	139
Commercial
Commercial and industrial	10	2,141	2,141
Agriculture	2	67	67

Total	16	$3,940	$3,940

The following tables summarize loans that were modified as troubled debt restructurings within the twelve months prior to the balance sheet date, and for which there was a payment default during the periods presented below:

	For the Years Ended December 31,
	2015		2014		2013
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Residential 1 to 4 family	-	$-	-	$-	1	$97
Commercial
Commercial and industrial	1	18	2	233	3	843
Agriculture	-	-	-	-	1	18

Total	1	$18	2	$233	5	$958

Note 5. Loans and Allowance for Loan and Lease Losses – continued

Allowance for Loan and Lease Losses

The following table summarizes the activity in the allowance for loan and lease losses by portfolio segment for the periods presented below:

	For the Year Ended December 31, 2015
	Balance December 31, 2014	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance December 31, 2015
	(dollars in thousands)
Other real estate secured	$9,129	$(218)	$99	$2,151	$11,161
Commercial	5,125	(190)	919	(482)	5,372
Construction and land	2,000	(34)	67	(1,410)	623
Consumer	202	(7)	14	(36)	173
Unallocated	346	-	-	(223)	123

Total	$16,802	$(449)	$1,099	$-	$17,452

	For the Year Ended December 31, 2014
	Balance December 31, 2013	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance December 31, 2014
	(dollars in thousands)
Other real estate secured	$9,025	$(1,119)	$37	$1,186	$9,129
Commercial	4,781	(758)	765	337	5,125
Construction and land	3,660	(29)	42	(1,673)	2,000
Consumer	131	(8)	13	66	202
Unallocated	262	-	-	84	346

Total	$17,859	$(1,914)	$857	$-	$16,802

	For the Year Ended December 31, 2013
	Balance December 31, 2012	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance December 31, 2013
	(dollars in thousands)
Other real estate secured	$7,147	$(131)	$361	$1,648	$9,025
Commercial	6,115	(1,281)	1,112	(1,165)	4,781
Construction and land	4,641	(203)	226	(1,004)	3,660
Consumer	102	(411)	68	372	131
Unallocated	113	-	-	149	262

Total	$18,118	$(2,026)	$1,767	$-	$17,859

Note 5. Loans and Allowance for Loan and Lease Losses – continued

The following tables disaggregate the allowance for loan and lease losses and the recorded investment in loans by impairment methodology as of the dates presented below:

	December 31, 2015
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$59	$11,061	$41	$5,656	$964,493	$6,258
Commercial	195	5,144	33	5,363	221,573	2,235
Construction and land	-	618	5	5,138	30,249	282
Consumer	-	173	-	146	5,887	-
Unallocated	-	123	-	-	-	-

Total	$254	$17,119	$79	$16,303	$1,222,202	$8,775

	December 31, 2014
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$148	$8,981	$-	$5,299	$918,975	$6,669
Commercial	151	4,974	-	4,633	202,450	2,819
Construction and land	1,472	528	-	6,346	37,461	853
Consumer	-	202	-	112	7,866	-
Unallocated	-	346	-	-	-	-

Total	$1,771	$15,031	$-	$16,390	$1,166,752	$10,341

At December 31, 2015, total gross loans of $1.2 billion in the table above include $172.6 million of loans acquired in the MISN Transaction. Loans acquired in the MISN Transaction were initially recorded at fair value, and had no related ALLL on the acquisition date. At December 31, 2015 and 2014 the ALLL for acquired non-PCI loans, which were acquired in the MISN Transaction, was $0.3 million and $1.0 million, respectively, and is included in the ALLL for loans collectively evaluated for impairment. The incremental ALLL allocation for acquired non-PCI loans was not due to deterioration in credit quality, but rather due to accelerated accretion of purchase discounts attributable to loan paydowns and payoffs. The ALLL for PCI loans was $0.1 million as of December 31, 2015, and is attributable to unfavorable changes in expected future cash flows on certain PCI loans. There was no ALLL for PCI loans at December 31, 2014.

Reserve for Off-Balance Sheet Loan Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit. Estimated losses inherent in the outstanding balance of these commitments is not included in the ALLL, but is recorded separately, and included as a component of other liabilities in the consolidated balance sheets. The balance of the reserve for off-balance sheet commitments was $0.5 million at December 31, 2015 and 2014.

Note 5. Loans and Allowance for Loan and Lease Losses – continued

Credit Quality

The following tables stratify loans held for investment by the Company's internal risk grading system:

	December 31, 2015
	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI loans
Real estate secured
Commercial	$545,614	$4,402	$23,543	$-	$573,559
Residential 1 to 4 family	164,226	405	625	-	165,256
Farmland	118,740	245	1,581	-	120,566
Multi-family residential	79,381	-	-	-	79,381
Construction and land	30,219	939	4,229	-	35,387
Home equity lines of credit	31,103	-	284	-	31,387
Commercial
Commercial and industrial	152,979	4,730	6,316	-	164,025
Agriculture	61,340	98	1,473	-	62,911
Consumer	5,922	-	111	-	6,033

Total non-PCI loans	1,189,524	10,819	38,162	-	1,238,505

PCI loans
Real estate secured
Commercial	-	1,094	4,591	-	5,685
Residential 1 to 4 family	455	-	118	-	573
Construction and land	228	54	-	-	282
Commercial
Agriculture	-	-	1,452	-	1,452
Commercial and industrial	75	81	627	-	783

Total PCI loans	758	1,229	6,788	-	8,775

Total loans held for investment	$1,190,282	$12,048	$44,950	$-	$1,247,280

Note 5. Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2014
	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	$560,478	$3,010	$20,568	$-	$584,056
Residential 1 to 4 family	125,733	199	708	-	126,640
Farmland	92,481	2,665	1,562	-	96,708
Multi-family residential	78,023	-	622	-	78,645
Construction and land	37,422	-	6,387	-	43,809
Home equity lines of credit	37,638	-	614	-	38,252
Commercial
Commercial and industrial	138,202	2,943	12,104	154	153,403
Agriculture	52,678	280	720	-	53,678
Other	-	-	14	-	14
Consumer	7,873	-	105	-	7,978

Total non-PCI loans	1,130,528	9,097	43,404	154	1,183,183

PCI Loans
Real Estate Secured
Commercial	126	680	3,610	-	4,416
Farmland	-	-	1,665	-	1,665
Construction and land	294	-	557	-	851
Residential 1 to 4 family	-	-	561	-	561
Commercial
Agriculture	-	-	1,423	-	1,423
Commercial and industrial	36	97	1,175	76	1,384

Total PCI loans	456	777	8,991	76	10,300

Total loans held for investment	$1,130,984	$9,874	$52,395	$230	$1,193,483

Note 5. Loans and Allowance for Loan and Lease Losses – continued

Aging of Loans Held for Investment

The following tables summarize the aging of loans held for investment as of the dates indicated below:

	December 31, 2015
		Days Past Due
	Current	30-59	60-89	90+ and Still Accruing	Non- Accruing (1)	Total
	(dollars in thousands)
Non-PCI loans
Real Estate Secured
Commercial	$571,665	$-	$-	$-	$1,894	$573,559
Residential 1 to 4 family	165,176	-	-	-	80	165,256
Farmland	120,483	-	-	-	83	120,566
Multi-family residential	79,381	-	-	-	-	79,381
Construction and land	31,419	-	-	-	3,968	35,387
Home equity lines of credit	31,303	-	-	-	84	31,387
Commercial
Commercial and industrial	162,223	66	195	-	1,541	164,025
Agriculture	62,911	-	-	-	-	62,911
Consumer	6,000	-	-	-	33	6,033

Total non-PCI loans	1,230,561	66	195	-	7,683	1,238,505

PCI loans
Real estate secured
Commercial	5,639	-	-	-	46	5,685
Residential 1 to 4 family	573	-	-	-	-	573
Construction and land	282	-	-	-	-	282
Commercial
Agriculture	1,452	-	-	-	-	1,452
Commercial and industrial	694	-	-	-	89	783

Total PCI loans	8,640	-	-	-	135	8,775

Total loans held for investment	$1,239,201	$66	$195	$-	$7,818	$1,247,280

(1)
At December 31, 2015, $6.4 million of non-accruing loans were current, $28 thousand were 30-59 days past due, $26 thousand were 60-89 days past due, and $1.4 million were 90+ days past due.

Note 5. Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2014
		Days Past Due
	Current	30-59	60-89	90+ and Still Accruing	Non- Accruing (1)	Total
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	$581,971	$-	$-	$-	$2,085	$584,056
Residential 1 to 4 family	126,516	-	-	-	124	126,640
Farmland	96,708	-	-	-	-	96,708
Multi-family residential	78,645	-	-	-	-	78,645
Construction and land	38,572	-	-	-	5,237	43,809
Home equity lines of credit	37,994	-	-	-	258	38,252
Commercial
Commercial and industrial	151,656	-	21	-	1,726	153,403
Agriculture	52,992	-	-	-	686	53,678
Other	14	-	-	-	-	14
Consumer	7,876	56	3	-	43	7,978

Total non-PCI loans	1,172,944	56	24	-	10,159	1,183,183

PCI Loans
Real Estate Secured
Commercial	4,416	-	-	-	-	4,416
Farmland	1,665	-	-	-	-	1,665
Construction and land	851	-	-	-	-	851
Residential 1 to 4 family	561	-	-	-	-	561
Commercial
Agriculture	1,423	-	-	-	-	1,423
Commercial and industrial	1,008	-	-	-	376	1,384

Total PCI loans	9,924	-	-	-	376	10,300

Total loans held for investment	$1,182,868	$56	$24	$-	$10,535	$1,193,483

(1)
At December 31, 2014, $8.5 million of non-accruing loans were current, $0.2 million were 30-59 days past due, $0.8 million were 60-89 days past due, and $1.0 million were 90+ days past due.

Note 6. Property, Premises and Equipment

At December 31, 2015 and 2014, property, premises and equipment consisted of the following:

	December 31,
	2015	2014
	(dollars in thousands)
Building and improvements	$27,160	$26,487
Land	11,543	11,543
Furniture and equipment	7,213	5,941
Construction in progress	419	784

Total cost	46,335	44,755

Less: accumulated depreciation and amortization	8,993	6,935

Total property, premises and equipment	$37,342	$37,820

Premises held for sale	$-	$1,978

Depreciation expense totaled $2.1 million, $1.8 million, and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2022. See Note 15. Commitments and Contingencies, of these consolidated financial statements for additional information regarding the Company's operating lease obligations.

Note 7. Income Taxes

The table below summarizes the Company's net deferred tax asset as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(dollars in thousands)
Deferred tax assets
Reserves for loan losses	$8,551	$8,387
Net operating loss carryforward	7,682	10,962
Alternative minimum tax credit	2,491	2,125
Deferred compensation	1,608	1,703
Forgone interest on non-accrual loans	1,472	1,424
Deferred income	1,034	2,137
Accruals	942	1,035
Fair value adjustment for acquired assets and liabilities	727	1,436
Premises and equipment	-	149
Charitable contributions carryforward	-	71

Total deferred tax assets	24,507	29,429
Deferred tax liabilities
State deferred tax	1,656	2,306
Premises and equipment	638	-
Deferred costs, prepaids and FHLB advances	573	1,465
Investment securities valuation	368	738

Total deferred tax liabilities	3,235	4,509

Net deferred tax assets	$21,272	$24,920

Note 7. Income Taxes – continued

Deferred tax assets relate to amounts that are expected to be realized through subsequent reversals of existing taxable temporary differences over the projection period. The ultimate realization of the Company's deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences reverse. U.S. GAAP requires the Company to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence, both positive and negative, that can be objectively verified. At December 31, 2015, and 2014 there was no valuation allowance for the Company's deferred tax assets. The accounting for deferred taxes is based on an estimate of future results. Differences between anticipated and actual outcomes of these future tax consequences could have an impact on the Company's consolidated results of operations or financial position.

Management assessed the impact of the MISN Transaction for limitations under I.R.C. Section 382 and determined that, given the assumption that the Company generates sufficient future taxable income to utilize NOLs, no loss of NOL utilization would result from the estimated annual I.R.C. Section 382 base limitation resulting from the transaction. Furthermore, due to the fact that MISN was in a net unrealized built-in gain position ("NUBIG") the Company's annual I.R.C. Section 382 limitation will likely increase over the next four years for realized built-in gains ("RBIG").

As of December 31, 2015, the Company has deferred tax assets attributable to net operating losses ("NOL") available for carry-forward for federal and state tax purposes of $15.5 million and $20.9 million, respectively. Deferred tax assets attributable to these NOLs total $7.7 million as of December 31, 2015. This amount is comprised of $5.4 million for federal and $2.3 million for state. Of the $7.7 million in NOL, $0.6 million and $0.8 million of federal and state NOL is attributable to operating losses the Company incurred in prior years, and $4.8 million and $1.5 million of federal and state NOL is attributable to the MISN Transaction. The realization of NOL carry-forwards attributable to operating losses the Company incurred in prior years will expire in 2029. NOL attributable to the MISN Transaction will expire in 2034. The realization of these NOL carry-forwards for federal and state tax purposes is limited under current tax law with limitations placed on the amount of NOL that can be utilized annually. The Company does not, however, believe that these annual limitations will impact the ultimate deductibility of the NOL carry-forwards. Additionally, at December 31, 2015, the Company has $1.9 million in alternative minimum tax credit ("AMT") for federal income tax purposes, and $0.6 million AMT for state income tax purposes, that have no expiration.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2015, 2014, 2013, and 2012 are open to audit by federal taxing authorities, while income tax returns are open to audit by state taxing authorities for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of December 31, 2015 and 2014.

Note 7. Income Taxes – continued

The following table provides a summary for the current and deferred amounts of the Company's income tax provision for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Current:
Federal	$3,351	$141	$1,181
State	1,544	253	368

Total current provision	4,895	394	1,549

Deferred:
Federal	$3,250	$3,116	$3,816
State	737	1,239	1,632

Total deferred provision	3,987	4,355	5,448

Total provision	$8,882	$4,749	$6,997

The following table reconciles the statutory federal income tax expense and rate to the Company's effective income tax expense and rate for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Tax provision at federal statutory tax rate	$8,481	35.0	$4,800	35.0	$6,243	35.0
State income taxes, net of federal income tax benefit	1,568	6.5	970	7.1	1,300	7.3
Tax exempt income, net of interest expense	(962)	(4.0)	(826)	(6.0)	(610)	(3.4)
Bank owned life insurance	(224)	(0.9)	(217)	(1.6)	(167)	(0.9)
Merger and integration	-	-	61	0.4	271	1.5
Other, net	19	0.1	(39)	(0.3)	(40)	(0.3)

Total provision for income taxes	$8,882	36.7	$4,749	34.6	$6,997	39.2

Note 8. Goodwill and Other Intangible Assets

Intangible assets consist of goodwill and core deposit intangible assets ("CDI") associated with the acquisition of core deposit balances, including those acquired in the MISN Transaction. At December 31, 2015 and 2014, the carrying value of goodwill was $24.9 million, of which $13.6 million can be attributed to the MISN Transaction.

CDI assets are subject to amortization. Amortization for the years ended December 31, 2015, 2014 and 2013 was $1.0 million, $1.1 million and $0.4 million, respectively.

Note 8. Goodwill and Other Intangible Assets – continued

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of CDI and provides an estimate for future amortization as of December 31, 2015:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Core deposit intangibles	$9,261	$(4,963)	$4,298

	December 31, 2015
	Beginning Balance	Estimated Amortization	Projected Ending Balance
	(dollars in thousands)
Period
Year 2016	$4,298	$(944)	$3,354
Year 2017	3,354	(588)	2,766
Year 2018	2,766	(549)	2,217
Year 2019	2,217	(522)	1,695
Year 2020	1,695	(441)	1,254

Note 9. Deposits

The following table provides a summary for the maturity of the Bank's time certificates of deposit as of December 31, 2015:

	Year of Maturity
	2016	2017	2018	2019	2020	Over 5 Years	Total
	(dollars in thousands)
Time certificates of deposit:
Amounts less than $250	$101,166	$30,834	$19,609	$12,830	$9,683	$2,765	$176,887
Amounts of $250 or more	45,435	9,015	4,723	5,115	2,817	1,750	68,855

Total	$146,601	$39,849	$24,332	$17,945	$12,500	$4,515	$245,742

Note 10. Borrowings

The Bank has several sources from which it may obtain borrowed funds. While deposits are the Bank's primary funding source, borrowings are a secondary source of funds. Borrowings can take the form of Federal Funds purchased through arrangements it has established with correspondent banks or advances from the FHLB. Borrowing may occur for a variety of reasons including daily liquidity needs and balance sheet growth. The following provides a summary of the borrowing facilities available to the Bank and Company as well as the level of borrowings that were outstanding as of December 31, 2015 and 2014.

Federal Funds Purchased

The Bank has borrowing lines with correspondent banks totaling $57.0 million as of December 31, 2015. As of December 31, 2015 and 2014, there were no balances outstanding on these borrowing lines.

Note 10. Borrowings – continued

Federal Reserve Borrowing Facility

At December 31, 2015, the Bank has a collateralized borrowing line with the Federal Reserve Bank in the amount of $4.6 million, which is collateralized by $6.2 million in loans. At December 31, 2015 and 2014, there was no outstanding balance on this borrowing line.

Federal Home Loan Bank Borrowings

At December 31, 2015 and 2014, the Bank had $103.5 million and $95.6 million of borrowings with the FHLB. The following table provides a summary of those borrowings as of December 31, 2015:

	Year of Maturity
	2016	2017	2018	2019	2020	Over 5 Years
	(dollars in thousands)
Federal Home Loan Bank borrowings	$38,521	$13,500	$2,500	$10,000	$11,000	$28,000
Weighted average interest rate	0.41%	1.19%	1.12%	1.72%	2.32%	2.41%

Borrowings from the FHLB are collateralized by a blanket lien on certain qualifying loans in the Company's loan portfolio. FHLB borrowings require monthly interest only payments, with the full amount borrowed due at maturity. Of the $103.5 million outstanding, $78.5 million are comprised of fixed rate borrowings with rates ranging from 0.63% to 2.73%. The remaining $25.0 million are comprised of short-term, variable rate borrowings, with an interest rate of 0.27% as of December 31, 2015, which rate is tied to the Federal Funds Rate.

At December 31, 2015, $3.0 million of outstanding FHLB fixed rate borrowings were assumed in the MISN Transaction. These borrowings had purchase accounting fair value adjustments of $21 thousand at December 31, 2015, which will be amortized into interest expense over the remaining lives of these borrowings. For the year ended December 31, 2015, amortization of the premium on the FHLB advances assumed in the MISN Transaction totaled $36 thousand.

During 2015, the Bank prepaid certain FHLB borrowings in an effort to lower the future overall cost of borrowings from the FHLB. Certain of these borrowings had prepayment incentive fees associated with them, while others contained prepayment penalties. The result of the prepayment of these borrowings was a $0.1 million gain on the extinguishment of debt, and $0.1 million in additional interest expense recorded during the year ended December 31, 2015.

At December 31, 2015, $643.0 million in loans were pledged as collateral to secure a credit facility of $437.0 million under a blanket lien, of which $103.5 million was outstanding at December 31, 2015, as represented in the table above. Additionally, of the total amount of the credit facility with the FHLB, $11.5 million is available as a line of credit.

Note 10. Borrowings – continued

Holding Company Line of Credit

In addition to the Bank's sources of liquidity, the Company has an unsecured revolving line of credit with a correspondent bank totaling $10.0 million, which provides an additional source of liquidity to the holding company. This line of credit is subject to annual renewal. The Company pays a 0.20% annual fee to maintain this credit facility, as well as a 0.25% annual rate on the unused portion of the line. Interest on borrowings is at prime, or at the Company's option, a fixed rate based on LIBOR.

Junior Subordinated Debentures

On October 27, 2006, the Company issued $8.2 million of floating rate junior subordinated debt securities to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debentures are subordinated to effectively all borrowings of the Company. The Company used the proceeds from these borrowings for general corporate purposes, which include among other things, capital contributions to the Bank, investments, payment of dividends, and repurchases of the Company's common stock. During 2015, the Company redeemed $3.0 million of the original $8.2 million issuance of junior subordinated debentures to Heritage Oaks Capital Trust II. In connection with this redemption, the Company realized a pretax gain on the extinguishment of debt in the amount of $0.5 million. The remaining outstanding debentures associated with Heritage Oaks Capital Trust II are callable by the Company at par. At December 31, 2015, the carrying value of these debentures was $5.2 million.

The Company also assumed floating rate junior subordinated debt in the amount of $8.2 million in connection with the MISN Transaction in 2014. The trust preferred securities associated with these debentures were issued by Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust prior to the MISN Transaction. These debentures are effectively subordinated to all borrowings of the Company. At December 31, 2015, the carrying value of these borrowings was $5.2 million, which reflects purchase accounting fair value adjustments of $3.0 million, related to MISN Transaction.

Purchase accounting adjustments were based on current market rates for similar instruments at the time of the MISN Transaction, and are accreted into interest expense over the lives of the debentures. For the year ended December 31, 2015, accretion of the discount on the junior subordinated debt assumed in the MISN Transaction totaled $0.2 million. These borrowings are callable by the Company at par.

The following table provides detail of junior subordinated debentures outstanding at December 31, 2015:

	Amount Issued	Carrying Value	Current Rate	Issue Date	Scheduled Maturity	Rate Type
	(dollars in thousands)
Heritage Oaks Capital Trust II	$5,248	$5,248	2.33%	27-Oct-06	Aug-37	Variable 3-month LIBOR + 1.72%
Mission Community Capital Trust I	$3,093	$2,204	3.57%	14-Oct-03	Oct-33	Variable 3-month LIBOR + 2.95%
Santa Lucia Bancorp (CA) Capital Trust	$5,155	$2,986	2.10%	28-Apr-06	Jul-36	Variable 3-month LIBOR + 1.48%

Note 10. Borrowings – continued

Pursuant to rules issued by the Federal Reserve Board, the Company is permitted to include junior subordinated debt in its determination of Tier I capital. Junior subordinated debt may not, however, constitute more than 25% of the Company's Tier I capital, subject to certain limitations. At December 31, 2015 and 2014, the Company was able to include $10.0 million and $12.8 million of junior subordinated debt in its Tier I capital for regulatory capital purposes. Please also see Note 13. Shareholders' Equity, of these consolidated financial statements for additional information concerning regulatory capital for the Company and the Bank.

Note 11. Employee Benefit Plans

Salary Continuation Agreements and Bank Owned Life Insurance

The Company established salary continuation agreements with certain senior and executive officers, as authorized by the Board of Directors. As of the end of 2011, the Company elected to no longer enter into these type of agreements with new officers, but continues to honor the terms of the agreements in place as of that date. These agreements provide for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement. In the event of death prior to retirement age, annual cash payments are made to the beneficiaries for a determined number of years. At December 31, 2015 and 2014, the Company's liability under these agreements was $2.5 million and $2.7 million, and is included in other liabilities in the Company's consolidated financial statements. For the years ended December 31, 2015, 2014 and 2013, expenses associated with the Company's salary continuation plans were $0.2 million, $0.2 million and $0.3 million, respectively.

The Company maintains life insurance policies, referred to as BOLI, which assist the Company in the offset of costs associated with salary continuation agreements. The carrying value of BOLI totaled $32.9 million and $24.7 million at December 31, 2015 and 2014, respectively. BOLI increased $8.1 million in 2015 primarily due to the purchase of $7.5 million of additional BOLI policies. The BOLI purchase was made to help offset costs of existing employee benefit plans as well as to insulate the Company in the event of a loss of key management. Earnings on BOLI for the years ended December 31, 2015, 2014 and 2013 were $0.9 million, $0.8 million, and $0.6 million, respectively.

401(k) Savings Plan

The Company offers a savings plan for employees, which allows participants to make contributions by salary deduction in amounts up to the maximum amount specified pursuant to section 401(k) of the Internal Revenue Code. The Company matches employee contributions based on a prescribed formula. Employees vest in the Company's contribution based on years of service. The Company incurred expenses associated with the plan of $0.4 million, $0.3 million, and $0.1 million for each of the years ended December 31, 2015, 2014 and 2013.

Note 12. Share-based Compensation Plans

As of December 31, 2015, the Company had one active share-based employee compensation plan, which was approved by the Company's shareholders in May 2015. This plan, referred to as the "2015 Equity Incentive Plan," authorizes the Company to grant various types of share-based compensation awards to the Company's employees and Board of Directors such as stock options, and restricted stock awards. Under the 2015 Equity Incentive Plan a maximum of 2,500,000 shares of the Company's common stock may be issued. Shares issued under this plan, other than stock options and stock appreciation rights, are counted against the plan on a two shares for every one share actually issued basis. Awards that are cancelled, expired, forfeited, fail to vest, or otherwise result in issued shares not being delivered to the grantee, are again made available for the issuance of future share-based compensation awards. Additionally, under this plan, no one individual may be granted shares in aggregate that exceed more than 250,000 shares during any calendar year. The Company's Board of Directors may terminate the 2015 Equity Incentive Plan at any time, and for any reason before the plan expires on December 3, 2024.

The Company also has two non-active share-based compensation plans. These plans are referred to as the "2005 Equity Based Compensation Plan," and the "1997 Stock Option Plan." As of December 31, 2015, no further grants can be made from either of these plans.

Restricted Stock Awards

The Company grants restricted stock periodically for the benefit of employees. Restricted stock issued typically vests ratably over a period of three to five years depending on the specific terms of the grant. Restricted stock grants may be subject to the achievement of certain performance goals. Compensation costs related to restricted stock awards are charged to earnings, included in salaries and employee benefits, over the vesting period of those awards. The fair value of performance-based grants is initially based on the assumption that performance goals will be achieved. If such performance conditions are not achieved, no compensation cost is recognized and previously recognized compensation cost is reversed.

The following table provides a summary of activity related to restricted stock granted for the year ended December 31, 2015:

	Number of Shares	Average Grant Date Fair Value
Balance December 31, 2014	206,443	$6.65
Granted	85,664	7.88
Vested	(90,570)	6.48
Forfeited	(39,143)	7.03

Balance December 31, 2015	162,394	$7.30

Included in the table above are performance-based grants of restricted stock totaling 23,408 shares as of December 31, 2015.

Note 12. Share-based Compensation Plans – continued

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

The following table provides information related to options that have vested or are expected to vest and exercisable options as of December 31, 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Options Available for Grant (1)
Balance, December 31, 2014	742,557	$6.83	2,003,176
Granted	385,519	7.72
Forfeited	(127,279)	7.00
Exercised	(56,432)	5.20
Expired	(11,812)	13.18

Balance, December 31, 2015	932,553	$7.19	2,228,601

(1)
Shares available for grant as of December 31, 2014 were from the 2005 Equity Based Compensation Plan, which expired in March 2015 and no further grant can be made from this plan. Shares available for grant as of December 31, 2015 are from the 2015 Equity Incentive Plan, which was approved by the Company's shareholders in May 2015.

	December 31, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Vested or expected to vest	888,471	$7.18	7.68	$1,233,276
Exercisable at December 31, 2015	346,847	$6.81	5.83	$784,426

The total intrinsic value, the amount by which the stock price exceeded the exercise price on the date of exercise, of options exercised in all plans during the years ended December 31, 2015, 2014, and 2013 was $0.2 million, $0.2 million and $0.1 million, respectively. The tax benefit related to the exercise of stock options and disqualifying dispositions on the exercise of incentive stock options was $0.1 million for the year ended December 31, 2015. Tax benefits recognized on the exercise of options and disqualifying dispositions were not material for the years ended December 31, 2014 and 2013.

Note 12. Share-based Compensation Plans – continued

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted at various dates during the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Expected volatility	36.27%	49.38%	55.33%
Expected term (years)	5.00	5.61	6.00
Dividend yield	2.82%	0.67%	0.00%
Risk free rate	1.54%	1.75%	1.54%

Weighted-average grant date fair value	$1.97	$3.32	$3.30

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

Share-Based Compensation Expense

The following table provides a summary of the expense the Company recognized related to share-based compensation awards, as well as the remaining expense associated with those awards as of and for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Share-based compensation expense:
Stock options	$506	$490	$240
Restricted stock	586	503	293

Total expense	$1,092	$993	$533

Unrecognized compensation expense:
Stock options	$963	$1,065	$645
Restricted stock	799	967	651

Total unrecognized expense	$1,762	$2,032	$1,296

Expense related to share-based compensation is charged to earnings over the period the awards are expected to vest, and is included in salaries and employee benefits in the consolidated financial statements. For the year ended December 31, 2015 and 2014, the total income tax benefit recognized related to share-based compensation was $0.1 million, and $0.2 million, respectively. The total income tax benefit recognized related to share-based compensation was less than $0.1 million for the year ended December 31, 2013. At December 31, 2015, compensation expense related to unvested stock options and restricted stock is expected to be recognized over 2.7 years and 1.7 years, respectively.

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

On June 4, 2015, the holder of the Company's Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") completed the exchange of its remaining 348,697 shares of Series C Preferred Stock for shares of the Company's common stock on a one-for-one exchange ratio basis. As of December 31, 2015, there were no shares of the Company's Series C Preferred Stock issued and outstanding.

On the date the Company made a firm commitment to issue the Series C Preferred Stock, the fair market value of the Company's common stock was higher than the conversion price of $3.25 per share of the Series C Preferred Stock. As a result, the Series C Preferred Stock was issued with a beneficial conversion feature associated with it. In connection with each exchange of Series C Preferred Stock, the Company recorded charges to retained earnings of $70 thousand and $168 thousand during the years ended December 31, 2015 and 2014, respectively.

Cash Dividends

During the years ended December 31, 2015 and 2014, the Company paid dividends totaling $0.23 and $0.08 per share of common stock. The holder of the Company's Series C Preferred Stock participated in these dividends during the period of time the Series C Preferred Stock was outstanding. The Company did not pay dividends on its common stock or its Series C Preferred Stock during 2013. During 2013, the Company did pay dividends totaling $0.7 million on its Series A Preferred Stock, issued to the U.S. Treasury as part of the Troubled Asset Relief Program. The Company repurchased all issued and outstanding Series A Preferred Stock during 2013.

As discussed in Note 21. Subsequent Events, of these consolidated financial statements, on January 27 2016, the Company's Board of Directors declared a cash dividend of $0.06 per share, payable on February 29, 2016, to shareholders of the Company's common stock as of February 17, 2016.

See also Note 19. Restrictions on Transfers of Funds to Parent, of these consolidated financial statements for additional information on limitations on dividends on common stock.

Note 13. Shareholders' Equity – continued

Stock Repurchase Program

In June 2015, the Company announced it had amended its previously announced plan for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18. Repurchase program activity pursuant to the amended plan commenced on July 1, 2015 and will continue in effect until January 31, 2016 or expire earlier upon completion of the repurchase of $5.0 million of the Company's common stock, as well as under certain other circumstances set forth in the repurchase plan agreement. The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time. All shares repurchased as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

As discussed in Note 21. Subsequent Events, of these consolidated financial statements, on January 6, 2016, the Company amended its stock repurchase program to extend the program beyond its expiration date of January 31, 2016. Under the amended plan, repurchase activity may commence on February 1, 2016 and continue until August 2, 2016, the plan's new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company's common stock, as well as under certain other circumstances as set forth in the amended plan.

As of December 31, 2015, the Company had repurchased 55,428 shares of its common stock under this plan at an average price of $7.47 per share. Repurchases of common stock during 2015 totaled 3,696 shares, and were purchased at an average price of $7.52 per share.

Regulatory Capital

In 2013, the Board of Governors of the Federal Reserve System ("FRB"), the FDIC, and the Office of the Comptroller of the Currency ("OCC") issued final rules under Basel III (the "Basel III Capital Rules"), establishing a new comprehensive framework for regulatory capital for U.S. banking organizations. These rules implement the Basel Committee's December 2010 proposed framework, certain provisions of the Dodd-Frank Act, and revise the risk-based capital requirements applicable to bank-holding companies, and depository institutions, including the Company. These rules became effective for the Company on January 1, 2015, and are subject to phase-in periods for certain of their components.

The significant changes outlined under the Basel III Capital Rules that are applicable to the Company and the Bank include:

    •
    A new Common Equity Tier I ("CET I") capital measure, with a minimum ratio requirement of 4.5% CET I to risk-weighted assets, and for Prompt Corrective Action purposes 6.5% or greater to generally be considered "well-capitalized."

    •
    A capital conservation buffer in addition to CET I of: 0.625% for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019. The capital conservation buffer begins phasing-in on January 1, 2016.

    •
    Changes to the calculation of risk-weighted assets from the current four categories (0%, 20%, 50% and 100%) to a much broader and risk-sensitive number of categories.

Note 13. Shareholders' Equity – continued

    •
    The inclusion of certain changes in accumulated other comprehensive income ("AOCI") in the determination of regulatory capital measures; however, "non-advanced approaches banking organizations," including the Company and the Bank were able to make a one-time permanent election, as of January 1, 2015, to exclude these changes in AOCI from the determination of regulatory capital. The Company, including the Bank, has made this election.

    •
    An exclusion from CET I of certain items on a phased-in basis, such as deferred tax assets, and intangible assets.

When Basel III Capital Rules are fully phased-in on January 1, 2019, the Company and the Bank will also be required to maintain a 2.5% "capital conservation buffer," which is designed to absorb losses during periods of economic stress. This capital conservation buffer will be comprised entirely of CET I, and will be in addition to minimum risk-weighted asset ratios outlined under the Basel III Capital Rules. If a banking organization fails to hold capital above minimum capital ratios, including the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

Note 13. Shareholders' Equity – continued

The following table sets forth the Company's and the Bank's regulatory capital ratios, including those applicable following the implementation of Basel III Capital Rules on January 1, 2015:

	Actual		Capital Needed For Adequacy Purposes (3)		Capital Needed To Be Well Capitalized Under Prompt Corrective Action Provisions (4)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2015 (1)
Total capital to risk-weighted assets:
Company	$199,810	14.26%	$112,096	8.0%	N/A	N/A
Heritage Oaks Bank	$192,221	13.74%	$111,951	8.0%	$139,939	10.0%
Tier I capital to risk-weighted assets:
Company	$182,234	13.01%	$84,072	6.0%	N/A	N/A
Heritage Oaks Bank	$174,667	12.48%	$83,963	6.0%	$111,951	8.0%
Tier I capital to average assets:
Company	$182,234	9.90%	$73,664	4.0%	N/A	N/A
Heritage Oaks Bank	$174,667	9.50%	$73,581	4.0%	$91,976	5.0%
Common Equity Tier I capital to risk-weighted assets:
Company	$176,722	12.61%	$63,054	4.5%	N/A	N/A
Heritage Oaks Bank	$174,667	12.48%	$62,972	4.5%	$90,960	6.5%
As of December 31, 2014 (2)
Total capital to risk-weighted assets:
Company	$187,198	14.38%	$104,111	8.0%	N/A	N/A
Heritage Oaks Bank	$180,640	13.88%	$104,101	8.0%	$130,126	10.0%
Tier I capital to risk-weighted assets:
Company	$170,918	13.13%	$52,056	4.0%	N/A	N/A
Heritage Oaks Bank	$164,361	12.63%	$52,050	4.0%	$78,076	6.0%
Tier I capital to average assets:
Company	$170,918	10.22%	$66,902	4.0%	N/A	N/A
Heritage Oaks Bank	$164,361	9.83%	$66,889	4.0%	$83,611	5.0%
(1)
Capital amounts and ratios for 2015 are reflective of the Company's January 1, 2015 implementation of the Basel III Capital Rules.
(2)
Capital amounts and ratios for 2014 are reflective of the regulatory capital rules in place prior to the Company's implementation of Basel III Capital Rules on January 1, 2015.
(3)
Regulatory capital rules in place prior to the Company's implementation of Basel III Capital Rules on January 1, 2015.
(4)
Reflects minimum threshold to be considered "well capitalized" under the Prompt Corrective Action framework, specific to depository institutions and not to the Company. On a fully phased-in basis, effective January 1, 2019, under the Basel III Capital Rules, minimum capital ratios will be as follows: Common Equity Tier I risk-based capital ratio: 7.0%; Tier I leverage ratio: 6.5%; Tier I risk-based capital ratio: 8.5%; Total risk-based capital ratio: 10.5%.

As of December 31, 2015 and 2014, the Company was able to include $10 million and $12.8 million of junior subordinated debt in its Tier I capital for regulatory capital purposes. The decrease can be attributed to the redemption of $3.0 million of junior subordinated debentures during 2015.

Note 14. Earnings Per Share

The following tables set forth the number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Years Ended December 31,
	2015		2014		2013
	Net Income	Shares	Net Income	Shares	Net Income	Shares
	(dollars in thousands, except per share data)
Net income	$15,349		$8,965		$10,841
Dividends and accretion on preferred stock	(70)		(168)		(898)

Net income available to common shareholders	$15,279		$8,797		$9,943

Weighted average shares outstanding		34,129,930		32,567,137		26,341,592
Basic earnings per common share	$0.45		$0.27		$0.38

Dilutive effect of share-based compensation awards		144,972		145,846		201,096
Weighted average diluted shares outstanding		34,274,902		32,712,983		26,542,689
Diluted earnings per common share	$0.45		$0.27		$0.37

For the years ended December 31, 2015, 2014 and 2013, common stock equivalents associated primarily with stock options, totaling approximately 120,000 shares, 99,000 shares and 360,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

Note 15. Commitments and Contingencies

In the normal course of business, various claims and lawsuits are brought by and against the Company. In the opinion of management and the Company's legal counsel, the disposition of all pending or threatened proceedings will not have a material effect on the Company's consolidated financial statements.

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

Note 15. Commitments and Contingencies – continued

As of December 31, 2015 and 2014, the Company had the following outstanding financial commitments:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Commitments to extend credit	$242,125	$237,733
Standby letters of credit (1)	12,968	15,542

Total commitments and standby letters of credit	$255,093	$253,275

(1)
Includes a standby letter of credit to one customer in the amount of $10.4 million at December 31, 2015 and 2014.

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest. At December 31, 2015, the Company had $25.1 million in fixed rate commitments and $230.0 million in variable rate commitments.

Other Commitments

The following table provides a summary of the future minimum required contractual payments the Bank is expected to make based upon obligations at December 31, 2015:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	December 31, 2015	December 31, 2014
	(dollars in thousands)
Deposits (1)	$1,465,811	$64,173	$30,445	$4,515	$1,564,944	$1,394,764
FHLB Advances and other borrowings	38,500	16,000	21,000	28,000	103,500	95,500
Operating lease obligations	1,418	1,721	1,487	2,457	7,083	8,152
Salary continuation payments	262	524	524	3,280	4,590	4,959
Junior subordinated debentures	-	-	-	13,496	13,496	16,496

Total obligations	$1,505,991	$82,418	$53,456	$51,748	$1,693,613	$1,519,871

(1)
Deposits with no stated maturity of $1.3 billion are included in amounts due less than one year.

The Company has leases that contain options to extend for periods from five to seven years. Options to extend which have been exercised and the related lease commitments are included in the table above. Total rent expense charged for leases during the reporting periods ended December 31, 2015, 2014 and 2013, were approximately $1.6 million, $1.8 million and $1.6 million, respectively.

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

Note 16. Restructuring Activities

In conjunction with the MISN Transaction described in Note 2. Business Combination, of these consolidated financial statements, the Company has initiated a restructuring and integration plan which resulted in additional non-interest expenses during 2014. These additional costs were attributable to the integration of MISN systems into the Company's systems, the elimination of owned and leased facilities and related fixed assets, contract cancellation costs of duplicative systems and services, and termination benefits paid to employees displaced as a result of the merger and for retention of key employees through integration-related milestone dates.

The following table provides a summary of the costs associated with the restructuring and integration plan for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014
	(dollars in thousands)
System integration	$-	$524
Fixed asset consolidation	67	2,275
Contract cancellation costs	(144)	1,671
Employee termination and retention	-	4,037

Total restructuring costs	$(77)	$8,507

The following table summarizes the change in the accrued liability related to the Company's restructuring and integration plan associated with the MISN Transaction for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014
	(dollars in thousands)
Balance, beginning of period	$1,047	$-
New charges (1)	-	9,255
Cash payments	(954)	(7,460)
Other adjustments (2)	(77)	(748)

Balance, end of period	$16	$1,047

(1)
Represents initial charges the Company incurred related to the restructuring and integration plan associated with the MISN Transaction.
(2)
Adjustments related to previously accrued amounts associated with planned staff reduction, contract terminations, and other adjustments.

Note 17. Regulatory Matters

BSA Consent Order

On November 5, 2014, the Bank entered into a Stipulation to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Business Oversight ("DBO"), consenting to the issuance of a Consent Order ("the BSA Consent Order") relating to identified deficiencies in the Bank's centralized Bank Secrecy Act and Anti-Money Laundering compliance program, which is designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). Per the BSA Consent Order, the Bank must review, update and implement an enhanced Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") risk assessment process based on the 2010 Federal Financial Institutions Examination Council BSA/AML Examination Manual. Some of the areas highlighted in the BSA Consent Order include the requirements to: i) enhance customer due-diligence procedures; ii) improve the enhanced due diligence analysis for high-risk customers; iii) ensure the proper identification and reporting of suspicious activity; iv) address and correct the noted violations of law; v) ensure that there is sufficient and qualified staff; and vi) ensure that all staff are properly trained to carry out the BSA/AML programs. Certain activities, including expansionary activities, that otherwise require regulatory approval will likely be impeded while the BSA Consent Order remains outstanding. The Company continues to make progress in addressing the issues identified in the BSA Consent Order that was entered into with its regulators in November of 2014. However, the Company still has additional work to do in order to fully remediate the issues identified in the BSA Consent Order. Compliance and resolution of the BSA Consent Order will ultimately be determined by the FDIC and DBO.

Note 18. Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Bank and the Company. These loans were made and deposits were taken in the ordinary course of business. The following table sets forth loans made to directors and executive officers of the Company as of December 31, 2015:

For the Year Ended December 31, 2015
(dollars in thousands)
Outstanding balance, beginning of year	$24,991
Additional loans made	10,761
Repayments	(7,508)

Outstanding balance, end of year	$28,244

Deposits from related parties held by the Bank at December 31, 2015 and 2014 amounted to $21.7 million and $3.2 million, respectively.

Note 18. Related Party Transactions – continued

In addition to the loan and deposit relationships noted above, the Company paid firms affiliated with certain of its directors for facility rent, legal consultation fees related to collection matters and fuel for Company owned vehicles. The table below summarizes these payments for each of the periods presented:

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Payments to affiliated firms:
Facility rent	$123	$240	$237
Legal consultation fees	28	15	14

Total payments to affiliated firms	$151	$255	$251

Note 19. Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Bancorp, which may be used for, among other things, holding Company operating costs, and the payment of dividends to the holders of the Company's common stock. Under certain circumstances, the Bank may need to seek approval from the DBO prior to paying any dividends to the Bancorp. Additionally, Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Bancorp and other affiliates amounting to more than 20 percent of its contributed capital and retained earnings.

The BSA Consent Order, as disclosed in Note 17. Regulatory Matters, of these consolidated financial statements, which the Bank entered into on November 5, 2014, and which related to deficiencies in the Bank's centralized Bank Secrecy Act and Anti-money Laundering compliance program, does not contain restrictions on the Bank's ability to transfer funds to the Company.

Note 20. Parent Company Financial Information

Heritage Oaks Bancorp
Condensed Balance Sheets

	December 31,
	2015	2014
	(dollars in thousands)
Assets
Cash	$6,034	$6,642
Prepaid and other assets	2,077	2,122
Investment in subsidiary	208,916	202,565

Total assets	$217,027	$211,329

Liabilities
Junior subordinated debentures	$10,438	$13,233
Other liabilities	155	156

Total liabilities	10,593	13,389
Shareholders' Equity
Preferred stock	-	1,056
Common stock	165,517	164,196
Additional paid in capital	8,251	6,984
Retained earnings	32,200	24,772
Accumulated other comprehensive income	466	932

Total shareholders' equity	206,434	197,940

Total liabilities and shareholders' equity	$217,027	$211,329

Note 20. Parent Company Financial Information – continued

Heritage Oaks Bancorp
Condensed Statements of Income

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Income
Dividends from subsidiaries	$10,000	$10,000	$25,309
Gain on extinguishment of debt	450	-	-
Interest income	17	16	19

Total income	10,467	10,016	25,328

Expense
Interest expense	540	499	167
Share-based compensation	294	211	133
Other professional fees and outside services	573	737	1,169

Total expense	1,407	1,447	1,469

Income before income tax benefit and equity in undistibuted earnings of subsidiaries	9,060	8,569	23,859
Income tax benefit	(395)	(576)	(347)

Net income before equity in undistributed earnings of subsidiaries	9,455	9,145	24,206
Equity in undisbursed income of subsidiaries	5,894	(180)	(13,365)
Dividends and accretion on preferred stock	(70)	(168)	(898)

Net income available to common shareholders	$15,279	$8,797	$9,943

Note 20. Parent Company Financial Information – continued

Heritage Oaks Bancorp
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Net income	$15,349	$8,965	$10,841
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(164)	8,075	(8,565)
Reclassification for net gains on investments included in net income	(641)	(646)	(3,926)

Other comprehensive (loss) income, before income tax expense (benefit)	(805)	7,429	(12,491)
Income tax (benefit) expense related to items of other comprehensive income	(339)	3,072	(5,141)

Other comprehensive (loss) income	(466)	4,357	(7,350)

Comprehensive income	$14,883	$13,322	$3,491

Note 20. Parent Company Financial Information – continued

Heritage Oaks Bancorp
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Cash flows from operating activities:
Net income	$15,349	$8,965	$10,841
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	294	211	133
Amortization of premium on borrowings	199	175	-
Gain on extinguishment of debt	(450)	-	-
Undistributed (income) loss of subsidiaries	(5,894)	180	13,365
Decrease (increase) in other assets and other liabilities, net	30	(868)	(83)

Net cash provided by operating activities	9,528	8,663	24,256
Cash flows from investing activities:
Cash used in MISN Transaction, net	-	(3,928)	-
Proceeds from the sale of assets	-	338	-
Other	-	(100)	-

Net cash used in investing activities	-	(3,690)	-
Cash flows from financing activities:
Proceeds from the exercise of options	293	453	138
Repurchase of common stock	(28)	(387)	-
Decrease in junior subordinated debentures	(2,550)	-	-
Dividends paid	(7,851)	(2,742)	-
Dividends on Series A preferred stock	-	-	(708)
Retirement of Series A preferred stock and related warrants	-	-	(22,575)
Stock issuance costs	-	(381)	-

Net cash used in financing activities	(10,136)	(3,057)	(23,145)

Net increase in cash and cash equivalents	(608)	1,916	1,111
Cash and cash equivalents, beginning of year	6,642	4,726	3,615

Cash and cash equivalents, end of year	$6,034	$6,642	$4,726

Note 21. Subsequent Events

Dividend Declaration

On January 27, 2016, the Company's Board of Directors declared a cash dividend of $0.06 per share, payable on February 29, 2016, to shareholders of the Company's common stock as of February 17, 2016.

Note 21. Subsequent Events – continued

Amendment to Stock Repurchase Program

On January 6, 2016, the Company amended its stock repurchase program to extend the program beyond its expiration date of January 31, 2016. Under the amended plan, repurchase activity may commence on February 1, 2016 and continue until August 2, 2016, the plan's new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company's common stock, as well as under certain other circumstances as set forth in the amended plan.

Note 22. Quarterly Financial Information (unaudited)

The following table provides a summary of results for the periods indicated:

	For the Quarters Ended,
	Q4 2015	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014
	(dollars in thousands, except per share data)
Interest income	$17,464	$16,957	$16,741	$16,928	$17,064	$16,895	$16,541	$13,588
Net interest income	16,123	15,396	15,242	15,498	15,726	15,571	15,197	12,437
Non-interest income	2,061	2,806	2,271	3,001	2,354	2,982	2,476	1,763
Non-interest expense	12,774	12,151	11,429	11,813	11,385	13,382	12,986	17,039

Income before provision (benefit) for income taxes	5,410	6,051	6,084	6,686	6,695	5,171	4,687	(2,839)

Net income (loss)	3,478	4,002	3,800	4,069	4,352	3,429	2,949	(1,765)

Dividends and accretion on preferred stock	-	-	70	-	168	-	-	-

Net income (loss) available to common shareholders	$3,478	$4,002	$3,730	$4,069	$4,184	$3,429	$2,949	$(1,765)

Earnings per common share
Basic	$0.10	$0.12	$0.11	$0.12	$0.13	$0.10	$0.09	$(0.06)
Diluted	$0.10	$0.12	$0.11	$0.12	$0.13	$0.10	$0.09	$(0.06)
Dividends Declared Per Common Share	$0.06	$0.06	$0.06	$0.05	$0.05	$0.03	$-	$-

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

Management, with the participation of the Principal Executive Officer and the Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer as appropriate, to allow for timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management's report on the Company's internal control over financial reporting is set forth on page 73 and is incorporated herein by reference.

Attestation Report of Independent Public Accounting Firm

The attestation report of Crowe Horwath LLP on the Company's internal control over financial reporting is set forth on page 74 and is incorporated herein by reference.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a Code of Conduct, which applies to all employees, officers and directors of the Company and Bank. We also have adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and all other executive officers of the Bank, and all individuals serving in the finance, accounting, tax and investor relations roles. Our Code of Conduct and our Code of Ethics meet the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer and Chief Financial Officer, as well as all other employees, as indicated above. Our Code of Conduct is posted on our website at www.heritageoaksbancorp.com under the heading "Investor Relations – Governance Documents." Any change to or waiver of the code of conduct or code of ethics (other than technical, administrative and other non-substantive changes) will be posted on the Company's website or reported on a Form 8-K filed with the Securities and Exchange Commission. While the Board may consider a waiver for an executive officer or director, the Board does not expect to grant such waivers.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board during 2015.

The balance of the information required by Item 10 of Form 10-K is incorporated by reference from the information that will be contained in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2015.

Item 11.    Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information that will be contained in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information that will be contained in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2015. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information that will be contained in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2015.

Item 14.    Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information that will be contained in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14-A within 120 days of December 31, 2015.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)1.      Consolidated Financial Statements

The Company's consolidated financial statements, include the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the index for Item 8 of this form.

(a)2.      Financial Statement Schedules

All financial statement schedules for the Company have been included in the Consolidated Financial Statements or the related footnotes. Additionally, a listing of the supplementary financial information required by this item is set forth in the index for Item 8 of this Form 10-K.

(a)3.      Exhibits

A list of exhibits of this Form 10-K is set forth in the "Exhibit Index" immediately preceding such exhibits and is incorporated herein by reference.

(b)         Exhibits Required By Item 601 of Regulation S-K

Reference is made to the Exhibit Index on page 153 for exhibits filed as part of this report.

(b)(c)    Additional Financial Statements

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: March 4, 2016

/s/ Simone F. Lagomarsino Simone F. Lagomarsino President and Chief Executive Officer (Principal Executive Officer)	/s/ Jason C. Castle Jason C. Castle Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael J. Morris Michael J. Morris	Chairman of the Board of Directors	March 4, 2016
/s/ Donald H. Campbell Donald H. Campbell	Vice Chairman of the Board of Directors	March 4, 2016
/s/ Michael J. Behrman Michael J. Behrman	Director	March 4, 2016
/s/ Mark C. Fugate Mark C. Fugate	Director	March 4, 2016
/s/ Howard N. Gould Howard N. Gould	Director	March 4, 2016
/s/ Dolores T. Lacey Dolores T. Lacey	Director	March 4, 2016
/s/ Simone F. Lagomarsino Simone F. Lagomarsino	Director	March 4, 2016
/s/ James J. Lynch James J. Lynch	Director	March 4, 2016
/s/ Daniel J. O'Hare Daniel J. O'Hare	Director	March 4, 2016
/s/ Michael E. Pfau Michael E. Pfau	Director	March 4, 2016
/s/ Alexander F. Simas Alexander F. Simas	Director	March 4, 2016
/s/ Stephen P. Yost Stephen P. Yost	Director	March 4, 2016

Exhibit Index

(2.1)	Agreement and Plan of Merger, dated October 21, 2013, by and between Heritage Oaks Bancorp and Mission Community Bancorp incorporated by reference from Exhibit 2.1 to the Form 8-K filed with the SEC on October 22, 2013, Commission File No. 000-225020.
(3.1)	Articles of Incorporation incorporated by reference from Exhibit 3.1a to Registration Statement on Form S-4 Commission File No. 33-77504 filed with the SEC on April 8, 1994.
(3.2)	Amendment to the Articles of Incorporation incorporated by reference from the Company's 10-KSB for the year ending December 31, 1997 filed with the SEC on March 27, 1998, Commission File No. 000-25020.
(3.3)	Certificate of Amendment of Articles of Incorporation incorporated by reference from the Form 8-K filed with the SEC on March 5, 2009, Commission File No. 000-25020.
(3.4)	Bylaws, as amended, incorporated by reference from the Registration Statement on Form S-3, filed with the SEC on April 23, 2009, Commission File No. 333-158732.
(3.5)	Amendment to Article 3.3 of the Bylaws, incorporated by reference from the Form 8-K filed with the SEC on May 24, 2013, Commission File No. 000-25020.
(4.1)	Specimen form of the Company's Common stock certificate incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 Commission File No. 33-77504 filed with the SEC on April 8, 1994.
(4.2)	Certificate of Determination of Series C Convertible Perpetual Preferred Stock incorporated by reference from the Form 8-K filed with the SEC on March 15, 2010, Commission File No. 000-25020.
(10.1)	2015 Equity Incentive Plan, incorporated by reference from Appendix C to the Definitive Proxy Statement filed on Form DEF-14A with the SEC on April 30, 2015, Commission File No. 000-25020.*
(10.2)	1997 Stock Option Plan incorporated by reference from Exhibit 4a to Registration Statement on Form S-8 No.333-31105 filed with the SEC on July 11, 1997 as amended, incorporated by reference, from Registration Statement on Form S-8, Commission File No. 333-83235 filed with the SEC on July 20, 1999.*
(10.3)	Form of Stock Option Agreement incorporated by reference from Exhibit 4b to Registration Statement on Form S-8 Commission File No. 333-31105 filed with the SEC on July 11, 1997.*
(10.4)	2005 Equity Based Compensation Plan incorporated by reference from Appendix C to the Definitive Proxy Statement filed on Form DEF-14A with the SEC on May 6, 2005, Commission File No. 000-25020.*
(10.5)	Form of Salary Continuation Agreement incorporated by reference from the Company's Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, Commission File No. 000-25020.*
(10.6)	Sixth Amendment to Service Bureau Processing Agreement dated July 6, 2010 between Fidelity Information Services, Inc. and Heritage Oaks Bank, incorporated by reference from the Form 8-K filed with the SEC on July 9, 2010, Commission File No. 000-25020.
(10.7)	Registration Rights Agreement, incorporated by reference from the Form 8-K filed with the SEC on March 10, 2010, Commission File No. 000-25020.
(10.8)	Stipulation to the Issuance of a BSA Consent Order and BSA Consent Order between Heritage Oaks Bank and the Federal Deposit Insurance Corporation and the California Department of Business Oversight, dated October 29, 2014, incorporated by reference from the Form 8-K filed with the SEC on October 30, 2014, Commission File No. 000-25020.

(10.9)	Exchange Agreement by and between Heritage Oaks Bancorp and Castle Creek Partners IV, LP, dated October 29, 2014, incorporated by reference from the Form 8-K/A filed with the SEC on October 31, 2014, Commission File No. 000-25020.
(10.10)	First Amendment to Exchange Agreement by and between Heritage Oaks Bancorp and Castle Creek Partners IV, LP, dated December 22, 2014, incorporated by reference from the Form 8-K filed with the SEC on December 24, 2014, Commission File No. 000-25020.
(10.11)	Employment Agreement by and among Simone F. Lagomarsino and Heritage Oaks Bancorp and Heritage Oaks Bank, dated October 29, 2014, incorporated by reference from the Form 8-K filed with the SEC on October 30, 2014, Commission File No. 000-25020.*
(10.12)	Salary Protection Agreement by and among Jason Castle and Heritage Oaks Bancorp and Heritage Oaks Bank, dated August 17, 2015, incorporated by reference from the Form 10-Q filed with the SEC on October 30, 2015, Commission File No. 000-25020.*
(10.13)	Executive Salary Protection Agreement dated July 24, 2015 by and between Heritage Oaks Bank and Rob Osterbauer, incorporated by reference from the Form 10-Q filed with the SEC on July 30, 2015, Commission File No. 000-25020.*
(21)	Subsidiaries of the Company. Heritage Oaks Bank is the only financial subsidiary of the Company.
(23.1)	Consent of Independent Registered Accounting Firm**
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following materials from the Company's annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013 (v) Consolidated Statements of Cash Flows, for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
*
Management contract or compensatory plan agreement.
**
Filed herewith.