Form 10-Q
period 2016-03-31
HERITAGE OAKS BANCORP
filed 2016-05-06
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______.

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

As of May 2, 2016 there were 34,195,314 shares of the registrant’s common stock outstanding.

Heritage Oaks Bancorp

and Subsidiaries

Part I.  Financial Information

Item 1. Financial Statements

Condensed Consolidated Financial Statements and the notes thereto begin on the next page.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2016	2015
	(dollars in thousands)
Assets
Cash and due from banks	$14,804	$15,610
Interest earning deposits in other banks	38,771	54,313
Total cash and cash equivalents	53,575	69,923
Investment securities available for sale, at fair value	441,705	450,935
Loans held for sale, at lower of cost or fair value	6,560	9,755
Gross loans held for investment	1,291,346	1,247,280
Net deferred loan fees	(1,160)	(1,132)
Allowance for loan and lease losses	(17,565)	(17,452)
Net loans held for investment	1,272,621	1,228,696
Premises and equipment, net	36,843	37,342
Bank-owned life insurance	33,069	32,850
Goodwill	24,885	24,885
Deferred tax assets, net	18,715	21,272
Federal Home Loan Bank stock	7,853	7,853
Other intangible assets, net	4,055	4,298
Other assets	13,239	11,930
Total assets	$1,913,120	$1,899,739

Liabilities
Non-interest bearing deposits	$524,025	$514,559
Interest bearing deposits	1,058,564	1,050,402
Total deposits	1,582,589	1,564,961
Short term FHLB borrowing	29,500	38,500
Long term FHLB borrowing	73,512	65,021
Junior subordinated debentures	10,485	10,438
Other liabilities	8,704	14,385
Total liabilities	1,704,790	1,693,305
Shareholders’ Equity
Common stock, no par value; authorized: 100,000,000 shares;
issued and outstanding: 34,129,425 shares and 34,353,014, shares as of
March 31, 2016 and December 31, 2015, respectively.	163,923	165,517
Additional paid in capital	8,460	8,251
Retained earnings	34,134	32,200
Accumulated other comprehensive income	1,813	466
Total shareholders’ equity	208,330	206,434
Total liabilities and shareholders’ equity	$1,913,120	$1,899,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands, except per share data)

Interest Income
Loans, including fees	$14,615	$15,088
Investment securities	2,200	1,667
Other interest-earning assets	200	173
Total interest income	17,015	16,928
Interest Expense
Deposits	879	889
Other borrowings	518	541
Total interest expense	1,397	1,430
Net interest income before provision for loan losses	15,618	15,498
Provision for loan and lease losses	-	-
Net interest income after provision for loan and lease losses	15,618	15,498
Non-Interest Income
Fees and service charges	1,287	1,207
Gain on sale of investment securities	551	505
Gain on derivative instruments	532	-
Net gain on sale of mortgage loans	458	386
Earnings on BOLI	287	211
Other mortgage fee income	91	138
Other income	201	554
Total non-interest income	3,407	3,001
Non-Interest Expense
Salaries and employee benefits	6,318	6,259
Professional services	1,886	1,406
Occupancy and equipment	1,627	1,587
Information technology	600	601
Regulatory assessments	310	297
Sales and marketing	244	317
Amortization of intangible assets	243	262
OREO Write-downs	217	-
Loan department expense	213	286
Communication costs	125	141
Other expense	838	657
Total non-interest expense	12,621	11,813
Income before income taxes	6,404	6,686
Income tax expense	2,419	2,617
Net income	$3,985	$4,069

Earnings Per Common Share
Basic	$0.12	$0.12
Diluted	$0.12	$0.12
Dividends Declared Per Common Share	$0.06	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended,
	March 31,
	2016	2015
	(dollars in thousands)
Net income	$3,985	$4,069
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	2,875	2,755
Reclassification for net gains on investments included in net income	(551)	(505)
Other comprehensive income, before income tax expense	2,324	2,250
Income tax expense related to items of other comprehensive income	977	946
Other comprehensive income	1,347	1,304
Comprehensive income	$5,332	$5,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
		Common Stock		Additional		Other	Total
	Preferred	Number of		Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Earnings	Income	Equity
	(dollars in thousands, except per share data)

Balance, December 31, 2014	$1,056	33,905,060	$164,196	$6,984	$24,772	$932	$197,940
Dividends declared ($0.05 per share)					(1,713)		(1,713)
Exercise of stock options		17,353	75				75
Share-based compensation				241			241
Tax benefit of share-based compensation				27			27
Net issuance of restricted share awards		28,105					-
Net income					4,069		4,069
Other comprehensive income						1,304	1,304
Balance, March 31, 2015	$1,056	33,950,518	$164,271	$7,252	$27,128	$2,236	$201,943

Balance, December 31, 2015	$-	34,353,014	$165,517	$8,251	$32,200	$466	$206,434
Dividends declared ($0.06 per share)					(2,051)		(2,051)
Repurchases of common stock		(226,170)	(1,635)				(1,635)
Exercise of stock options		6,830	41				41
Share-based compensation				207			207
Tax benefit of share-based compensation				2			2
Net forfeiture of restricted share awards		(4,249)					-
Net income					3,985		3,985
Other comprehensive income						1,347	1,347
Balance, March 31, 2016	$-	34,129,425	$163,923	$8,460	$34,134	$1,813	$208,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$3,985	$4,069
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	544	479
Write-downs on premises and equipment held for sale	-	138
Amortization of premiums / discounts	1,783	1,482
Amortization of intangible assets	243	262
Accretion of discount on acquired and purchased loans, net	(223)	(907)
Share-based compensation expense	207	241
Gain on sale of available for sale securities	(551)	(505)
Gain on sale of loans held for sale	(458)	(386)
Originations of loans held for sale	(29,402)	(40,038)
Proceeds from sale of loans held for sale	33,055	33,517
Net increase in bank owned life insurance	(219)	(160)
Decrease in deferred tax assets, net	1,580	1,466
Write-downs on OREO	217	-
Tax impact of share-based compensation	(2)	(27)
Decrease in other assets and other liabilities, net	(1,210)	257
Net cash provided by (used in) operating activities	9,549	(112)
Cash Flows from Investing Activities
Purchase of securities, available for sale	(58,049)	(65,085)
Sale of securities, available for sale	57,279	46,528
Proceeds from principal paydowns of securities, available for sale	11,127	10,954
Increase in loans, net	(49,820)	(13,659)
Recoveries on previously charged-off loans	123	184
Purchase of property, premises and equipment, net	(45)	(772)
Net cash used in investing activities	(39,385)	(21,850)
Cash Flows from Financing Activities
Increase in deposits, net	17,631	65,471
Proceeds from Federal Home Loan Bank borrowing	70,000	36,000
Repayments of Federal Home Loan Bank borrowing	(70,500)	(38,000)
Proceeds from exercise of stock options, including tax benefits	43	102
Dividends paid	(2,051)	(1,713)
Repurchases of common stock	(1,635)	-
Net cash provided by financing activities	13,488	61,860
Net (decrease) increase in cash and cash equivalents	(16,348)	39,898
Cash and cash equivalents, beginning of period	69,923	35,580
Cash and cash equivalents, end of period	$53,575	$75,478

Supplemental Cash Flow Information
Cash Flow Information
Interest paid	$1,386	$1,348
Income taxes paid	$1,300	$-
Non-Cash Flow Information
Change in unrealized gain on available for sale securities	$2,875	$2,755
Loans transferred to foreclosed assets	$-	$433

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2015 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 4, 2016; file number 000-25020.

The condensed consolidated financial statements include the accounts of Bancorp and its wholly-owned financial subsidiary, Heritage Oaks Bank.  All significant inter-company balances and transactions have been eliminated.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Significant Accounting Policies

The significant accounting policies that the Company applies are detailed in Note 1. Summary of Significant Accounting Policies, of the Company’s 2015 Annual Report filed on Form 10-K.  There have been no changes to these policies or their application during the three months ended March 31, 2016.

Note 1.  Summary of Significant Accounting Policies – continued

Recent Accounting Standards Updates

Recent Accounting Guidance Adopted

In September, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments to assets acquired and liabilities assumed in a business combination.  The new guidance under this update requires the cumulative impact of measurement period adjustments be recognized in the period the adjustment is determined. This update does not change what constitutes a measurement period adjustment, nor does it change the length of the measurement period. The new standard is effective for interim annual periods beginning after December 15, 2015 and should be applied prospectively to measurement period adjustments that occur after the effective date. This update did not have an impact on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). This update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The new guidance under the update requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit on the income statement.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 31, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this update, but does not expect a material impact on the Company’s financial statements.

In February 2016-02, the FASB issued ASU 2016-02, Leases (Topic 842). This update improves the understanding and comparability of lessees’ financial commitments by requiring lease assets and lease liabilities to be recognized on the balance sheet for those leases classified as operating leases under current U.S. GAAP. This ASU requires a lessee to recognize on the balance sheet a lease liability to make lease payments and a right of use asset, representing the right to use the underlying asset, during the term of the lease.  This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this update will have on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825).  The amendments in this update require that public entities measure equity investments with readily determinable fair values, at fair value, with changes in their fair value recorded through net income.  This ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2017.  The Company is currently in the process of evaluating the impact of the adoption of this update, but does not expect a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The amendments within this update are effective for the quarter ending March 31, 2018. The Company is currently in the process of evaluating the impact of the adoption of this update, but does not expect a material impact on the Company’s financial statements.

Note 2. Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	As of	Fair Value Measurements Using
	March 31,	Quoted Prices in	Significant Other	Significant
	2016	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Available for sale investments:
Obligations of U.S. government agencies	$45,353	$-	$45,353	$-
Mortgage backed securities
U.S government sponsored entities and agencies	250,994	-	250,994	-
Non-agency	33,256	-	33,256	-
State and municipal securities	101,783	-	101,783	-
Asset backed securities	10,263	-	10,263	-
Other investments	56	56	-	-
Derivative financial instruments:
Interest rate swaps	877	-	877
Total assets measured on a recurring basis	$442,582	$56	$442,526	$-
Liabilities
Derivative financial instruments:
Interest rate swaps	$877	$-	$877	$-
Total liabilities measured on a recurring basis	$877	$-	$877	$-

	As of	Fair Value Measurements Using
	December 31,	Quoted Prices in	Significant Other	Significant
	2015	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Available for sale investments:
Obligations of U.S. government agencies	$47,318	$-	$47,318	$-
Mortgage backed securities
U.S government sponsored entities and agencies	245,235	-	245,235	-
Non-agency	34,317	-	34,317	-
State and municipal securities	108,406	-	108,406	-
Asset backed securities	15,627	-	15,627	-
Other investments	32	32	-	-
Derivative financial instruments:
Interest rate swaps	-	-	-	-
Total assets measured on a recurring basis	$450,935	$32	$450,903	$-
Liabilities
Derivative financial instruments:
Interest rate swaps	$-	$-	$-	$-
Total liabilities measured on a recurring basis	$-	$-	$-	$-

Note 2. Fair Value of Assets and Liabilities - continued

There were no transfers between levels of fair value measures during the three months ended March 31, 2016 and December 31, 2015 for assets measured at fair value on a recurring basis. As of March 31, 2016 and December 31, 2015, there were no assets or liabilities classified as Level 3.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value, and that were recognized at fair value which was below cost. Certain impaired loans are recorded in the Company’s condensed consolidated financial statements using the discounted cash flow method versus the collateral method. The discounted cash flow method as prescribed by ASC 310 Receivables, is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate, which is not considered a market rate for those loans. The discounted cash flow approach is used to measure impairment for certain impaired loans, because of the significant payment history and the global cash flow analysis performed on each borrower.

	As of	Fair Value Measurements Using
	March 31,	Quoted Prices in	Significant Other	Significant
	2016	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
(dollars in thousands)
Assets
Other real estate owned	$111	$-	$111	$-	$217
Total assets measured on a non-recurring basis	$111	$-	$111	$-	$217

	As of	Fair Value Measurements Using
	December 31,	Quoted Prices in	Significant Other	Significant
	2015	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
(dollars in thousands)
Assets
Other real estate owned	$-	$-	$-	$-	$-
Total assets measured on a non-recurring basis	$-	$-	$-	$-	$-

There were no transfers between levels of fair value measures during the three months ended March 31, 2016 for assets measured at fair value on a non-recurring basis.

Note 2. Fair Value of Assets and Liabilities - continued

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments at March 31, 2016 and December 31, 2015:

		Fair Value Measurements Using
	As of	Quoted Prices in	Significant Other	Significant
	March 31, 2016	Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$53,575	$53,575	$-	$-	$53,575
Investment securities available for sale	441,705	56	441,649	-	441,705
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net	1,272,621	-	-	1,283,978	1,283,978
Loans held for sale	6,560	-	6,560	-	6,560
Interest rate swaps	877	-	877	-	877
Accrued interest receivable	6,002	-	2,181	3,821	6,002
Liabilities
Non-interest bearing deposits	524,025	524,025	-	-	524,025
Interest bearing deposits	1,058,564	-	1,058,428	-	1,058,428
Federal Home Loan Bank advances	103,012	-	104,734	-	104,734
Junior subordinated debentures	10,485	-	-	7,838	7,838
Interest rate swaps	877	-	877	-	877
Accrued interest payable	401	-	401	-	401

		Fair Value Measurements Using
	As of	Quoted Prices in	Significant Other	Significant
	December 31, 2015	Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$69,923	$69,923	$-	$-	$69,923
Investment securities available for sale	450,935	32	450,903	-	450,935
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net	1,228,696	-	-	1,250,903	1,250,903
Loans held for sale	9,755	-	9,755	-	9,755
Interest rate swaps	-	-	-	-	-
Accrued interest receivable	6,256	-	2,589	3,667	6,256
Liabilities
Non-interest bearing deposits	514,559	514,559	-	-	514,559
Interest bearing deposits	1,050,402	-	1,051,731	-	1,051,731
Federal Home Loan Bank advances	103,521	-	104,718	-	104,718
Junior subordinated debentures	10,438	-	-	8,195	8,195
Interest rate swaps	-	-	-	-	-
Accrued interest payable	390	-	390	-	390

Information on off-balance sheet instruments as of March 31, 2016 and December 31, 2015 follows:

	March 31, 2016		December 31, 2015
	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
(dollars in thousands)
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$254,780	$2,548	$255,093	$2,551

Note 3. Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale at March 31, 2016 and December 31, 2015:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$45,486	$247	$(380)	$45,353
Mortgage backed securities
U.S. government sponsored entities and agencies	250,950	1,254	(1,210)	250,994
Non-agency	33,377	80	(201)	33,256
State and municipal securities	97,977	3,902	(96)	101,783
Asset backed securities	10,687	-	(424)	10,263
Other investments	100	-	(44)	56
Total available for sale securities	$438,577	$5,483	$(2,355)	$441,705

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$47,478	$269	$(429)	$47,318
Mortgage backed securities
U.S. government sponsored entities and agencies	246,561	986	(2,312)	245,235
Non-agency	34,645	-	(328)	34,317
State and municipal securities	105,164	3,486	(244)	108,406
Asset backed securities	16,183	-	(556)	15,627
Other investments	100	-	(68)	32
Total available for sale securities	$450,131	$4,741	$(3,937)	$450,935

Those investment securities available for sale which have an unrealized loss position at March 31, 2016 and December 31, 2015 are detailed below:

	March 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$16,425	$(129)	$16,671	$(251)	$33,096	$(380)
Mortgage backed securities
U.S. government sponsored entities and agencies	90,460	(770)	17,901	(440)	108,361	(1,210)
Non-agency	8,662	(108)	6,020	(93)	14,682	(201)
State and municipal securities	7,207	(96)	-	-	7,207	(96)
Asset backed securities	-	-	10,263	(424)	10,263	(424)
Other investments	56	(44)	-	-	56	(44)
Total	$122,810	$(1,147)	$50,855	$(1,208)	$173,665	$(2,355)

Note 3. Investment Securities - continued

	December 31, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$34,533	$(429)	$-	$-	$34,533	$(429)
Mortgage backed securities
U.S. government sponsored entities and agencies	131,570	(1,485)	31,558	(827)	163,128	(2,312)
Non-agency	31,400	(317)	2,917	(11)	34,317	(328)
State and municipal securities	15,660	(243)	235	(1)	15,895	(244)
Asset backed securities	-	-	15,626	(556)	15,626	(556)
Other investments	32	(68)	-	-	32	(68)
Total	$213,195	$(2,542)	$50,336	$(1,395)	$263,531	$(3,937)

A total of 70 and 104 securities were in an unrealized loss position as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the Company believes that unrealized losses on its investment securities are not attributable to credit quality, but rather fluctuations in market prices. In the case of the agency mortgage related securities, contractual cash flows are guaranteed by agencies of the U.S. Government. While the Company’s investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration dependent on the instrument’s priority in the overall cash flow structure and the characteristics of the loans underlying the investment security.

Management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery. As of March 31, 2016, the Company does not believe unrealized losses related to any of its securities are other than temporary.

The proceeds from the sales and calls of securities and the associated gains and losses for the three months ended March 31, 2016 and 2015 are listed below:

	Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Proceeds	$57,279	$47,033
Gross gains	871	679
Gross losses	(320)	(174)

The income tax expense related to these net realized gains was $0.2 million for the three months ended March 31, 2016 and 2015.

Note 3. Investment Securities - continued

The table below provides a maturity distribution of available for sale investment securities at March 31, 2016 and December 31, 2015. The table reflects the expected lives of mortgage-backed securities, based on the Company’s historical prepayment experience, because borrowers have the right to prepay obligations without prepayment penalties.  Included in the Company’s mortgage-backed securities are Home Equity Conversion Mortgages, which typically possess prepayment characteristics that differ from traditional mortgage-backed securities, such that prepayment activity is not as closely correlated with changes in interest rates. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Due one year or less	$42,074	$42,099	$51,049	$50,978
Due after one year through five years	135,547	135,609	153,444	152,916
Due after five years through ten years	170,078	173,405	182,996	184,870
Due after ten years	90,878	90,592	62,642	62,171
Total	$438,577	$441,705	$450,131	$450,935

Securities having an amortized cost and a fair value of $160.9 million and $163.9 million, respectively at March 31, 2016, and $153.9 million and $155.2 million, respectively at December 31, 2015 were pledged to secure public deposits. At March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

The following table summarizes earnings on investment securities, both taxable, and those that are exempt from federal taxation for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Taxable earnings on investment securities
Obligations of U.S. government agencies	$138	$135
Mortgage backed securities	1,254	854
State and municipal securities	187	62
Asset backed securities	42	47
Earnings on investment securities exempt from federal taxation
State and municipal securities	579	569
Total	$2,200	$1,667

Note 4. Loans and Allowance for Loan and Lease Losses

The following table provides a summary of outstanding loan balances as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Non-PCI	PCI	Total Loans	Non-PCI	PCI	Total Loans
	Loans	Loans	Receivable	Loans	Loans	Receivable
	(dollars in thousands)
Real Estate Secured
Commercial	$599,581	$5,661	$605,242	$573,559	$5,685	$579,244
Residential 1 to 4 family	170,459	576	171,035	165,256	573	165,829
Farmland	129,787	-	129,787	120,566	-	120,566
Multi-family residential	81,807	-	81,807	79,381	-	79,381
Construction and land	32,717	267	32,984	35,387	282	35,669
Home equity lines of credit	29,738	-	29,738	31,387	-	31,387
Total real estate secured	1,044,089	6,504	1,050,593	1,005,536	6,540	1,012,076
Commercial
Commercial and industrial	168,683	683	169,366	164,025	783	164,808
Agriculture	64,492	1,454	65,946	62,911	1,452	64,363
Total commercial	233,175	2,137	235,312	226,936	2,235	229,171
Consumer	5,441	-	5,441	6,033	-	6,033
Total loans held for investment	1,282,705	8,641	1,291,346	1,238,505	8,775	1,247,280
Deferred loan fees	(1,160)	-	(1,160)	(1,132)	-	(1,132)
Allowance for loan and lease losses	(17,486)	(79)	(17,565)	(17,373)	(79)	(17,452)
Total net loans held for investment	$1,264,059	$8,562	$1,272,621	$1,220,000	$8,696	$1,228,696

Loans held for sale	$6,560	$-	$6,560	$9,755	$-	$9,755

Note 4. Loans and Allowance for Loan and Lease Losses – continued

Non-PCI acquired loans totaled $151.7 million and $163.8 million as of March 31, 2016 and December 31, 2015, respectively, and are included in total non-PCI loans in the table above.  The decline in these loan balances is attributable to loan prepayments, payoffs, and scheduled principal reduction.

Loans held for sale consist of single-family residential mortgage loans under contract to be sold in the secondary market. In most cases these loans are sold within thirty to sixty days.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate, including residential 1 to 4 family loans originated and held for sale, totaling $1.1 billion at March 31, 2016 and $1.0 billion at December 31, 2015, respectively.  These loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara, and Ventura.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurance that deterioration in the California real estate market, or the impact of the current California drought on our real estate collateralized loans, would not expose the Company to significantly greater credit risk.

Loans Serviced for Others

Loans serviced for others are not included in the Company’s consolidated financial statements.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $32.4 million and $38.0 million at March 31, 2016 and December 31, 2015, respectively.  Periodically, the Company originates SBA loans for sale for which it retains the servicing of the guaranteed portion of the loan sold. At March 31, 2016 and December 31, 2015, the unpaid principal balance of SBA loans serviced for others totaled $7.9 million and $8.5 million, respectively.  The Company did not sell any SBA loans as of March 31, 2016.  The gain on sale of SBA loans is included as a component of other income in non-interest income.

Pledged Loans

At March 31, 2016, the Bank has pledged $656.9 million of loans to the FHLB of San Francisco to secure a credit facility totaling $453.1 million under a blanket lien. Of this credit facility, $10.2 million is available as a line of credit, while the remainder is available for potential future borrowings.  The Bank also has a collateralized borrowing line with the Federal Reserve Bank of San Francisco, which is secured by $5.0 million of loans at March 31, 2016.

Purchased Credit Impaired Loans

As part of the acquisition of Mission Community Bancorp in 2014 (the “MISN Transaction”), the Company acquired certain loans classified as PCI loans. These loans have exhibited evidence of deterioration in credit quality since their origination, and at their acquisition it was deemed probable all contractually required payments would not be collected.

Note 4. Loans and Allowance for Loan and Lease Losses – continued

The table below summarizes the unpaid principal balance and carrying amount of PCI loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Unpaid Principal Balance	Carrying Amount	Unpaid Principal Balance	Carrying Amount
	(dollars in thousands)
Real Estate Secured
Commercial	$7,075	$5,661	$7,139	$5,685
Residential 1 to 4 family	872	576	875	573
Construction and land	360	267	382	282
Total real estate secured	8,307	6,504	8,396	6,540
Commercial
Agriculture	1,500	1,454	1,500	1,452
Commercial and industrial	1,018	683	1,211	783
Total commercial	2,518	2,137	2,711	2,235
Total PCI loans	$10,825	$8,641	$11,107	$8,775

The following table summarizes activity in the accretable yield, or income expected to be collected on PCI loans for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended,
	March 31,
	2016	2015
	(dollars in thousands)
Beginning balance	$3,821	$4,374
Accretion of income	(216)	(678)
Reclassifications from nonaccretable difference (1)	113	547
Ending balance	$3,718	$4,243

(1)          Reclassification from nonaccretable difference is attributed to positive changes in expected future cash flows on PCI loans.

Note 4. Loans and Allowance for Loan and Lease Losses – continued

Impaired Loans

The following tables provide a summary of the Company’s recorded investment in non-PCI and PCI impaired loans as of and for the periods presented:

	March 31, 2016
		Unpaid	Specific	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Construction and land	$5,297	$9,823	$-	$5,218	$23
Commercial	3,794	5,275	-	3,825	31
Farmland	944	948	-	765	12
Residential 1 to 4 family	281	435	-	488	5
Home equity lines of credit	46	46	-	65	-
Commercial
Commercial and industrial	2,896	3,123	-	2,659	44
Agriculture	856	947	-	790	9
Consumer	143	159	-	144	1
Total	14,257	20,756	-	13,954	125

With Related Allowance
Real Estate Secured
Commercial	423	661	65	429	4
Commercial
Commercial and industrial	2,323	2,364	239	2,070	29
Agriculture	384	388	63	392	3
Total	3,130	3,413	367	2,891	36
Total Non-PCI impaired loans	$17,387	$24,169	$367	$16,845	$161

	March 31, 2016
		Unpaid	Specific	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$5,137	$6,545	$-	$5,146	$122
Residential 1 to 4 family	576	872	-	574	18
Construction and land	56	148	-	55	9
Commercial
Agriculture	1,454	1,500	-	1,453	27
Commercial and industrial	244	579	-	283	19
Total	7,467	9,644	-	7,511	195

With Related Allowance
Real Estate Secured
Commercial	524	530	41	527	10
Construction and land	211	212	6	220	4
Commercial
Commercial and industrial	439	439	32	450	7
Total	1,174	1,181	79	1,197	21
Total PCI loans	$8,641	$10,825	$79	$8,708	$216

Note 4. Loans and Allowance for Loan and Lease Losses – continued

				For the Three Months Ended
	December 31, 2015			March 31, 2015
		Unpaid	Specific	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Construction and land	$5,138	$9,615	$-	$1,407	$20
Commercial	3,855	5,328	-	4,069	36
Residential 1 to 4 family	694	860	-	457	-
Farmland	587	588	-	281	3
Home equity lines of credit	85	86	-	152	-
Commercial
Commercial and industrial	2,295	2,510	-	3,082	10
Agriculture	724	815	-	1,139	13
Consumer	146	204	-	137	1
Total	13,524	20,006	-	10,724	83

With Related Allowance
Real Estate Secured
Commercial	435	665	59	491	-
Land	-	-	-	4,844	3
Commercial
Commercial and industrial	1,944	1,972	156	1,581	25
Agriculture	400	400	39	-	-
Total	2,779	3,037	254	6,916	28
Total Non-PCI impaired loans	$16,303	$23,043	$254	$17,640	$111

				For the Three Months Ended
	December 31, 2015			March 31, 2015
		Unpaid	Specific	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$5,156	$6,601	$-	$4,916	$547
Residential 1 to 4 family	573	875	-	451	12
Construction and land	53	152	-	558	18
Commercial
Agriculture	1,452	1,500	-	1,433	29
Commercial and industrial	297	712	-	652	31
Total	7,531	9,840	-	8,010	637

With Related Allowance
Real Estate Secured
Commercial	529	538	41	1,025	22
Construction and land	229	230	5	290	5
Residential 1 to 4 family	-	-	-	114	3
Commercial
Commercial and industrial	486	499	33	678	11
Total	1,244	1,267	79	2,107	41
Total PCI loans	$8,775	$11,107	$79	$10,117	$678

Note 4. Loans and Allowance for Loan and Lease Losses – continued

The Company did not record income from the receipt of cash payments related to non-accruing loans during the periods ended March 31, 2016 and December 31, 2015. If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.2 million for the period ended March 31, 2016 and 2015, respectively. Interest income recognized on impaired loans in the tables above represents interest the Company recognized on accruing TDRs.

At March 31, 2016, there were no residential 1 to 4 family loans in process of foreclosure, or residential 1 to 4 family properties included in foreclosed assets.

Troubled Debt Restructurings

The majority of the Bank’s TDRs were granted concessions with respect to interest rates, payment structure and/or maturity. Modifications to loans as TDRs during the three month period ended March 31, 2016 were primarily comprised of extensions of a loan’s maturity at the loan’s original interest rate, which was lower than the market rate of interest for new credit with similar risk.  Extensions of maturity were for periods ranging from 6 months to 10 years.  At March 31, 2016, the Company was not committed to lend any additional funds to borrowers with loans modified as TDRs.  As of March 31, 2016 the Company had established valuation allowances for loans modified as TDRs totaling $0.4 million.

The following table provides a summary of loans classified as TDRs as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
	(dollars in thousands)
Non-PCI loans
Real estate secured
Construction and land	$1,033	$3,914	$4,947	$1,171	$3,968	$5,139
Commercial	2,635	135	2,770	2,395	435	2,830
Farmland	865	80	945	504	82	586
Residential 1 to 4 family	281	-	281	613	81	694
Commercial
Commercial and industrial	3,521	1,530	5,051	2,698	1,515	4,213
Agriculture	856	384	1,240	1,124	-	1,124
Consumer	112	9	121	114	10	124
Total non-PCI loans	9,303	6,052	15,355	8,619	6,091	14,710
PCI loans
Real estate secured
Commercial	917	38	955	922	46	968
Construction and land	56	-	56	54	-	54
Commercial
Commercial and industrial	439	38	477	461	66	527
Total PCI loans	1,412	76	1,488	1,437	112	1,549
Total TDRs	$10,715	$6,128	$16,843	$10,056	$6,203	$16,259

Note 4. Loans and Allowance for Loan and Lease Losses – continued

The following tables summarize loan modifications which resulted in TDRs during the periods presented below:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2016			March 31, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	TDRs	Investment	Investment	TDRs	Investment	Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	-	$-	$-	3	$564	$564
Residential 1 to 4 family	-	-	-	2	534	534
Commercial
Commercial and industrial	8	1,345	1,345	4	187	187
Agriculture	1	10	10	1	898	898
Consumer	-	-	-	1	57	57
Total	9	$1,355	$1,355	11	$2,240	$2,240

The following tables summarize loans that were modified as troubled debt restructurings within the twelve months prior to the balance sheet date, and for which there was a payment default during the periods presented below:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2016		March 31, 2015
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-PCI Loans	(dollars in thousands)
Real Estate Secured
Farmland	1	$80	-	$-
Commercial
Commercial and industrial	-	-	1	18
Total	1	$80	1	$18

Allowance for Loan and Lease Losses

The following table summarizes the activity in the allowance for loan and lease losses by portfolio segment for the periods presented below:

	For the Three Months Ended March 31, 2016
	Balance December 31, 2015	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance March 31, 2016
	(dollars in thousands)
Other real estate secured	$11,161	$-	$5	$(335)	$10,831
Commercial	5,372	(8)	101	127	5,592
Construction and land	623	-	13	(78)	558
Consumer	173	(2)	4	(16)	159
Unallocated	123	-	-	302	425
Total	$17,452	$(10)	$123	$-	$17,565

Note 4. Loans and Allowance for Loan and Lease Losses – continued

	For the Three Months Ended March 31, 2015
	Balance December 31, 2014	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance March 31, 2015
	(dollars in thousands)
Other real estate secured	$9,129	$(39)	$3	$281	$9,374
Commercial	5,125	-	167	(797)	4,495
Construction and land	2,000	(34)	11	67	2,044
Consumer	202	-	3	(15)	190
Unallocated	346	-	-	464	810
Total	$16,802	$(73)	$184	$-	$16,913

The following tables disaggregate the allowance for loan and lease losses and the recorded investment in loans by impairment methodology as of the dates presented below:

	March 31, 2016
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$65	$10,725	$41	$5,488	$1,005,884	$6,237
Commercial	302	5,258	32	6,459	226,716	2,137
Construction and land	-	552	6	5,297	27,420	267
Consumer	-	159	-	143	5,298	-
Unallocated	-	425	-	-	-	-
Total	$367	$17,119	$79	$17,387	$1,265,318	$8,641

	December 31, 2015
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$59	$11,061	$41	$5,656	$964,493	$6,258
Commercial	195	5,144	33	5,363	221,573	2,235
Construction and land	-	618	5	5,138	30,249	282
Consumer	-	173	-	146	5,887	-
Unallocated	-	123	-	-	-	-
Total	$254	$17,119	$79	$16,303	$1,222,202	$8,775

At March 31, 2016, total gross loans of $1.3 billion in the table above include $160.3 million of loans acquired in the MISN Transaction.  Loans acquired in the MISN Transaction were initially recorded at fair value, and had no related ALLL on the acquisition date.  At March 31, 2016 and December 31, 2015 the ALLL for acquired non-PCI loans, which were acquired in the MISN Transaction, was $0.2 million, respectively, and is included in the ALLL for loans collectively evaluated for impairment.  The incremental ALLL allocation for acquired non-PCI loans was not due to deterioration in credit quality, but rather due to accelerated accretion of purchase discounts attributable to loan paydowns and payoffs.  The ALLL for PCI loans was $0.1 million as of March 31, 2016 and December 31, 2015, and is attributable to unfavorable changes in expected future cash flows on certain PCI loans.

Note 4. Loans and Allowance for Loan and Lease Losses – continued

Reserve for Off-Balance Sheet Loan Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit. Estimated losses inherent in the outstanding balance of these commitments is not included in the ALLL, but is recorded separately, and included as a component of other liabilities in the consolidated balance sheets. The balance of the reserve for off-balance sheet commitments was $0.5 million at March 31, 2016 and December 31, 2015.

Credit Quality

The following tables stratify loans held for investment by the Company’s internal risk grading system as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Credit Risk Grades
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI loans
Real estate secured
Commercial	$577,323	$5,981	$16,277	$-	$599,581
Residential 1 to 4 family	169,843	105	511	-	170,459
Farmland	127,456	774	1,557	-	129,787
Multi-family residential	81,807	-	-	-	81,807
Construction and land	27,391	910	4,416	-	32,717
Home equity lines of credit	29,456	-	282	-	29,738
Commercial
Commercial and industrial	154,999	4,236	9,448	-	168,683
Agriculture	58,347	557	5,588	-	64,492
Consumer	5,328	13	100	-	5,441
Total non-PCI loans	1,231,950	12,576	38,179	-	1,282,705
PCI loans
Real estate secured
Commercial	155	2,225	3,281	-	5,661
Residential 1 to 4 family	456	120	-	-	576
Construction and land	267	-	-	-	267
Commercial
Agriculture	-	-	1,454	-	1,454
Commercial and industrial	131	22	530	-	683
Total PCI loans	1,009	2,367	5,265	-	8,641
Total loans held for investment	$1,232,959	$14,943	$43,444	$-	$1,291,346

Note 4. Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2015
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

Note 4. Loans and Allowance for Loan and Lease Losses – continued

Aging of Loans Held for Investment

The following tables summarize the aging of loans held for investment as of the dates indicated below:

	March 31, 2016
		Days Past Due
				90+ and Still	Non-
	Current	30-59	60-89	Accruing	Accruing (1)	Total
	(dollars in thousands)
Non-PCI loans
Real Estate Secured
Commercial	$598,000	$-	$-	$-	$1,581	$599,581
Residential 1 to 4 family	170,459	-	-	-	-	170,459
Farmland	129,707	-	-	-	80	129,787
Multi-family residential	81,807	-	-	-	-	81,807
Construction and land	28,453	-	-	-	4,264	32,717
Home equity lines of credit	29,692	-	-	-	46	29,738
Commercial
Commercial and industrial	166,974	11	-	-	1,698	168,683
Agriculture	64,108	-	-	-	384	64,492
Consumer	5,410	-	-	-	31	5,441
Total non-PCI loans	1,274,610	11	-	-	8,084	1,282,705
PCI loans
Real estate secured
Commercial	5,622	-	-	-	39	5,661
Residential 1 to 4 family	576	-	-	-	-	576
Construction and land	267	-	-	-	-	267
Commercial
Agriculture	1,454	-	-	-	-	1,454
Commercial and industrial	615	21	-	-	47	683
Total PCI loans	8,534	21	-	-	86	8,641
Total loans held for investment	$1,283,144	$32	$-	$-	$8,170	$1,291,346

(1)    At March 31, 2016, $6.3 million of non-accruing loans were current, $85 thousand were 30-59 days past due, $118 thousand were 60-89 days past due, and $1.7 million were 90+ days past due.

Note 4. Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2015
		Days Past Due
				90+ and Still	Non-
	Current	30-59	60-89	Accruing	Accruing (1)	Total
	(dollars in thousands)
Non-PCI loans
Real Estate Secured
Commercial	$571,665	$-	$-	$-	$1,894	$573,559
Residential 1 to 4 family	165,176	-	-	-	80	165,256
Farmland	120,483	-	-	-	83	120,566
Multi-family residential	79,381	-	-	-	-	79,381
Construction and land	31,419	-	-	-	3,968	35,387
Home equity lines of credit	31,303	-	-	-	84	31,387
Commercial
Commercial and industrial	162,223	66	195	-	1,541	164,025
Agriculture	62,911	-	-	-	-	62,911
Consumer	6,000	-	-	-	33	6,033
Total non-PCI loans	1,230,561	66	195	-	7,683	1,238,505
PCI loans
Real estate secured
Commercial	5,639	-	-	-	46	5,685
Residential 1 to 4 family	573	-	-	-	-	573
Construction and land	282	-	-	-	-	282
Commercial
Agriculture	1,452	-	-	-	-	1,452
Commercial and industrial	694	-	-	-	89	783
Total PCI loans	8,640	-	-	-	135	8,775
Total loans held for investment	$1,239,201	$66	$195	$-	$7,818	$1,247,280

(1)    At December 31, 2015, $6.4 million of non-accruing loans were current, $28 thousand were 30-59 days past due, $26 thousand were 60-89 days past due, and $1.4 million were 90+ days past due.

Note 5. Income Taxes

Deferred tax assets relate to amounts that are expected to be realized through subsequent reversals of existing temporary differences over the period they are expected to reverse.  The ultimate realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are expected to reverse.  U.S. GAAP requires that companies assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence, both positive and negative, that can be objectively verified.  At March 31, 2016 and December 31, 2015 there was no valuation allowance for the Company’s deferred tax assets.  The Company’s deferred tax assets totaled $18.7 million at March 31, 2016, and $21.3 million at December 31, 2015.

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2015, 2014, 2013, 2012 are open to audit by federal taxing authorities while income tax returns are open to audit by state taxing authorities for the years ended December 31, 2015, 2014, 2013, 2012, and 2011. The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of March 31, 2016 and December 31, 2015.

Management assessed the impact of the MISN Transaction for limitations under I.R.C. Section 382 and determined that, given the assumption that the Company generates sufficient future taxable income to utilize net operating losses (“NOLs”), no loss of NOL utilization would result from the estimated annual I.R.C. Section 382 base limitation resulting from the transaction. Furthermore, due to the fact that MISN was in a net unrealized built-in gain position (“NUBIG”) the Company’s annual I.R.C. Section 382 limitation will likely increase over the next five years for realized built-in gains (“RBIG”).

Note 6. Goodwill and Other Intangible Assets

Intangible assets consist of goodwill and core deposit intangible assets (“CDI”) associated with the acquisition of core deposit balances.  At March 31, 2016 and December 31, 2015, the carrying value of goodwill was $24.9 million.  At March 31, 2016 and December 31, 2015, the balance of CDI was $4.1 million and $4.3 million.  CDI assets are subject to amortization. Amortization for the three months ended March 31, 2016 and 2015 was $0.2 million and $0.3 million, respectively.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of CDI and provides an estimate for future amortization as of March 31, 2016:

	March 31, 2016
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(dollars in thousands)
Core deposit intangibles	$9,261	$(5,206)	$4,055

	March 31, 2016
	Beginning	Estimated	Projected Ending
	Balance	Amortization	Balance
	(dollars in thousands)
Period
Year 2016	$4,298	$(944)	$3,354
Year 2017	3,354	(588)	2,766
Year 2018	2,766	(549)	2,217
Year 2019	2,217	(522)	1,695
Year 2020	1,695	(441)	1,254
Year 2021	1,254	(419)	835

Note 7. Share-based Compensation Plans

As of March 31, 2016, the Company had one active share-based employee compensation plan, which was approved by the Company’s shareholders in May 2015.  This plan, referred to as the “2015 Equity Incentive Plan,” authorizes the Company to grant various types of share-based compensation awards to the Company’s employees and Board of Directors such as stock options, and restricted stock awards.  Under the 2015 Equity Incentive Plan a maximum of 2,500,000 shares of the Company’s common stock may be issued. Shares issued under this plan, other than stock options and stock appreciation rights, are counted against the plan on a two shares for every one share actually issued basis.  Awards that are cancelled, expired, forfeited, fail to vest, or otherwise result in issued shares not being delivered to the grantee, are again made available for the issuance of future share-based compensation awards.  Additionally, under this plan, no one individual may be granted shares in aggregate that exceed more than 250,000 shares during any calendar year.  The Company’s Board of Directors may terminate the 2015 Equity Incentive Plan at any time, and for any reason before the plan expires on December 3, 2024.

The Company also has two non-active share-based compensation plans.  These plans are referred to as the “2005 Equity Based Compensation Plan,” and the “1997 Stock Option Plan.”  As of March 31, 2016, no further grants can be made from either of these plans.

Restricted Stock Awards

The Company grants restricted stock periodically for the benefit of employees.  Restricted stock issued typically vests ratably over a period of three to five years depending on the specific terms of the grant.  Restricted stock grants may be subject to the achievement of certain performance goals.  Compensation costs related to restricted stock awards are charged to earnings, included in salaries and employee benefits, over the vesting period of those awards.  Compensation cost related to awards that are subject to performance conditions is recognized over the vesting period if the Company believes it is more likely than not that the performance conditions will be achieved.  If the Company believes it is more likely than not that performance conditions will not be achieved, the Company ceases the accrual of compensation cost for the related award, and previously recognized compensation cost for the unvested portion of the award is reversed from earnings.

Note 7. Share-based Compensation Plans - continued

The following table provides a summary of activity related to restricted stock granted for the three months ended March 31, 2016:

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2015	162,394	$7.30
Granted	5,914	7.27
Vested	(18,439)	7.74
Forfeited	(10,163)	7.71
Balance March 31, 2016	139,706	$7.21

Included in the table above are performance-based grants of restricted stock totaling 13,245 shares as of March 31, 2016.

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

The following table provides information related to options that have vested or are expected to vest and exercisable options as of March 31, 2016:

	Options Outstanding		Options
	Number	Weighted Average	Available for
	of Shares	Exercise Price	Grant
Balance, December 31, 2015	932,553	$7.19	2,228,601
Granted	36,022	7.27
Forfeited	(11,503)	7.05
Exercised	(6,830)	6.02
Balance, March 31, 2016	950,242	$7.21	2,182,814

	March 31, 2016
			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Vested or expected to vest	909,224	$7.19	7.52	$1,021,124
Exercisable at March 31, 2016	431,405	$7.02	6.17	$715,577

The total intrinsic value, the amount by which the stock price exceeded the exercise price on the date of exercise, of options exercised in all plans during the period ended March 31, 2016 was $138 thousand.  The tax benefit related to the exercise of stock options and disqualifying dispositions on the exercise of incentive stock options was $2 thousand for the period ended March 31, 2016.

Note 7. Share-based Compensation Plans - continued

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted at various dates during the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
Expected volatility	31.85%	38.17%
Expected term (years)	5.00	5.00
Dividend yield	3.3%	2.55%
Risk free rate	1.31%	1.57%
Weighted-average grant date fair value	$1.50	$2.17

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

Share-Based Compensation Expense

The following table provides a summary of the expense the Company recognized related to share-based compensation awards, as well as the remaining expense associated with those awards as of and for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Share-based compensation expense:
Stock options	$123	$112
Restricted stock	84	129
Total expense	$207	$241
Unrecognized compensation expense:
Stock options	$894	$1,310
Restricted stock	680	1,064
Total unrecognized expense	$1,574	$2,374

Expense related to share-based compensation is charged to earnings over the period the awards are expected to vest, and is included in salaries and employee benefits in the consolidated financial statements. For the three months ended March 31, 2016 and 2015, the total income tax benefit recognized related to share-based compensation was $2 thousand, and $27 thousand, respectively. At March 31, 2016, compensation expense related to unvested stock options and restricted stock is expected to be recognized over 2.6 years and 1.8 years, respectively.

Note 8. Shareholders’ Equity

Cash Dividends

On January 27, 2016, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on February 29, 2016, to shareholders of the Company’s common stock as of February 17, 2016.

As discussed in Note 14. Subsequent Events, of these condensed consolidated financial statements, on April 27, 2016, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on May 31, 2016, to shareholders of the Company’s common stock as of May 18, 2016.

Note 8. Shareholders’ Equity - continued

Stock Repurchase Program

On January 6, 2016, the Company amended its previously announced program for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18.  The amendment to the stock repurchase program include an extension of the program beyond its then expiration date of January 31, 2016.  Under the amended program, repurchase activity commenced on February 1, 2016 and may continue until August 2, 2016, the program’s new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company’s common stock, as well as under certain other circumstances as set forth in the amended program.  The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares repurchased as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

During the three months ended March 31, 2016, the Company repurchased and cancelled 226,170 shares of its common stock at an aggregate cost of $1.6 million or $7.23 per share.  As of March 31, 2016, the Company had repurchased and cancelled a total of 281,598 shares of its common stock under this plan at an aggregate total cost of $2.0 million or $7.28 per share.

Regulatory Capital

Capital ratios for commercial banks in the United States are generally calculated using four different formulas.  These calculations are referred to as the “Leverage Ratio,” and three “risk-based” calculations known as: “Common Equity Tier I Capital Ratio,” “Tier One Risk Based Capital Ratio” and “Total Risk Based Capital Ratio.”  These metrics were developed through joint efforts of banking authorities from different countries around the world.  The standards are based on the premise that different types of assets have different levels of risk associated with them and take into consideration the off-balance sheet exposures of banks when assessing capital adequacy.

The Bank seeks to maintain strong levels of capital in order to generally be considered “well-capitalized” under the Prompt Corrective Action framework as determined by regulatory agencies.  The Company’s potential sources of capital include retained earnings and the issuance of equity, while the Bank’s primary sources of capital include retained earnings and capital contributions from Bancorp.

In 2013, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC, and the Office of the Comptroller of the Currency (“OCC”) issued final rules under Basel III (the “Basel III Capital Rules”), establishing a new comprehensive framework for regulatory capital for U.S. banking organizations.  These rules implement the Basel Committee’s December 2010 proposed framework, certain provisions of the Dodd-Frank Act, and revise the risk-based capital requirements applicable to bank-holding companies, and depository institutions, including the Company.  These rules became effective for the Company on January 1, 2015, and are subject to phase-in periods for certain of their components through 2019.

The significant changes outlined under the Basel III Capital Rules that are applicable to the Company and the Bank include:

•                  A Common Equity Tier I (“CET I”) capital measure, with a minimum ratio requirement of 4.5% CET I to risk-weighted assets, and for Prompt Corrective Action purposes 6.5% or greater to generally be considered “well-capitalized.”

•                  The capital conservation buffer is determined in addition to CET I of: 0.625% for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019.  The capital conservation buffer began phasing-in on January 1, 2016.

•                  The exclusion from CET I of certain items on a phased-in basis, such as deferred tax assets and intangible assets.  For 2016, certain deferred tax assets and intangible assets are phased-out of CET I at a rate of 60%, compared to 40% for 2015.

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

Note 8. Shareholders’ Equity - continued

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of March 31, 2016 and December 31, 2015:

	Regulatory Standard to Be Considered

	Adequately Capitalized (1)		Well Capitalized (2)	March 31, 2016		December 31, 2015
	Bank	Company	Bank	Company	Bank	Company	Bank
Ratio
Common Equity Tier I Capital Ratio	5.125%	5.125%	6.50%	12.23%	11.80%	12.61%	12.48%
Leverage ratio	4.000%	4.000%	5.00%	9.86%	9.13%	9.90%	9.50%
Tier I Risk-Based Capital Ratio	6.625%	6.625%	8.00%	12.74%	11.80%	13.01%	12.48%
Total Risk-Based Capital Ratio	8.625%	8.625%	10.00%	13.99%	13.05%	14.26%	13.74%

(1)          As of March 31, 2016, includes Capital Conservation Buffer of 0.625%.  On a fully phased-in basis, effective January 1, 2019, under Basel III Capital Rules, minimum capital ratios will be as follows: CET I: 7.0%; Tier I Risk-Based Capital Ratio: 8.5%; Total Risk-Based Capital Ratio: 10.5%.

(2)          Reflects minimum threshold to be considered “well capitalized” under Prompt Corrective Action framework, specific to depository institutions.

At March 31, 2016, the Company was able to include $10.1 million of junior subordinated debt in its Tier I capital for regulatory capital purposes compared to $10.0 million at December 31, 2015.

Note 9. Earnings Per Share

The following tables set forth the number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2016		2015
	Net		Net

	Income	Shares	Income	Shares
	(dollars in thousands, except per share data)

Net income	$3,985		$4,069

Weighted average shares outstanding		34,096,379		34,107,168
Basic earnings per common share	$0.12		$0.12

Dilutive effect of share-based compensation awards		108,078		159,314
Weighted average diluted shares outstanding		34,204,457		34,266,482
Diluted earnings per common share	$0.12		$0.12

For the three months ended March 31, 2016 and 2015, common stock equivalents associated primarily with stock options, totaling approximately 35,000 shares and 136,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

Note 10. Commitments and Contingencies

In the normal course of business, various claims and lawsuits are brought by and against the Company. In the opinion of management and the Company’s legal counsel, the disposition of all pending or threatened proceedings will not have a material effect on the Company’s consolidated financial statements.

Note 10. Commitments and Contingencies - continued

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

As of March 31, 2016 and December 31, 2015, the Company had the following outstanding financial commitments:

	March 31,	December 31,
	2016	2015
	(dollars in thousands)
Commitments to extend credit	$242,061	$242,125
Standby letters of credit (1)	12,719	12,968
Total commitments and standby letters of credit	$254,780	$255,093

(1)          Includes a standby letter of credit to one customer in the amount of $10.2 million and $10.4 million at March 31, 2016 and December 31, 2015, respectively.

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest. At March 31, 2016, the Company had $24.4 million in fixed rate commitments and $230.4 million in variable rate commitments.

Note 11. Regulatory Matters

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

Note 12. Derivative Instruments

The Company has entered into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company.  At the same time, the Company has entered into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements with its borrowers.  At March 31, 2016, the Company had swaps with matched terms with an aggregate notional amount of $20.9 million and a fair value of $0.9 million.  The fair values of these swaps are recorded as other assets and other liabilities in the Company’s condensed consolidated balance sheet.  Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of non-interest income.  Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in non-interest income.

Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements.  Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company.  During the three months ended March 31, 2016, there were no losses recorded on swap agreements, attributable to the change in credit risk associated with a counterparty.  All interest rate swap agreements entered into by the Company as of March 31, 2016 are not designated as hedging instruments.

The following table summarizes the Company’s derivative instruments, included in “other assets” and “other liabilities” in the condensed consolidated balance sheets, as of March 31, 2016:

	March 31, 2016
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts - pay floating, receive fixed	$20,873	$877	$-	$-
Interest rate swap contracts - pay fixed, receive floating	-	-	20,873	877
Total	$20,873	$877	$20,873	$877

The Company was not party to any swap agreements as of December 31, 2015.

Note 13. Balance Sheet Offsetting

Derivative financial instruments may be eligible for offset in the consolidated balance sheets, such as those subject to enforceable master netting arrangements or a similar agreement.  Under these agreements, the Company has the right to net settle multiple contracts with the same counterparty.  The Company offers an interest rate swap product to qualified customers.  These derivative financial instruments are paired with derivative contracts entered into with an unrelated counterparty bank.  While derivative contracts entered into with counterparty banks may be subject to enforceable master netting agreements, derivative contracts with customers may not be subject to enforceable master netting arrangements.  As such, these instruments have been excluded from the table below.

Note 13. Balance Sheet Offsetting - continued

Financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2016 are presented in the table below:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
	(dollars in thousands)
March 31, 2016
Financial liabilities:
Derivatives not designated as hedging instruments	$877	$-	$877	$-	$900	$(23)
Total	$877	$-	$877	$-	$900	$(23)

As shown in the table above, as of March 31, 2016, the Company pledged cash collateral of $0.9 million for interest rate swaps in a liability position.

Note 14.  Subsequent Events

Dividend Declaration

On April 27, 2016, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on May 31, 2016, to shareholders of the Company’s common stock as of May 18, 2016.

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed herein include the following: renewed softness in the economy, and the response of federal and state governments and our banking regulators thereto; the effect of the current low interest rate environment or changes in interest rates on our net interest margin; our ability to attract and retain qualified employees; a failure or breach of our operational security systems or infrastructure or those of our customers, our third party vendors or other service providers, including as a result of a cyber-attack; any compromise in the secured transmission of personal, financial and/or confidential information over public networks, including theft of confidential information followed by fraudulent or other illegal activity; environmental conditions, including the prolonged drought in California, natural disasters such as earthquakes, landslides and wildfires, that may disrupt business, impede operations, or negatively impact the ability of certain borrowers to repay their loans and/or values of collateral securing loans; the possibility of an unfavorable ruling in a legal matter in which the Company is involved, and the potential impact that it may have on earnings, reputation, or the Company’s operations; and the possibility that any expansionary activities will be impeded while the FDIC’s and CA DBO’s joint BSA Consent Order remains outstanding, and that we will be unable to comply with the requirements set forth in the BSA Consent Order, which could result in restrictions on our operations.

Additional information on these risks and other factors that could affect operating results and financial condition are detailed in reports filed by the Company with the U.S. Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed by the Company with the U.S. Securities and Exchange Commission on March 4, 2016. Forward looking statements speak only as of the date they are made, and the Company does not undertake to update forward looking statements to reflect circumstances or events that occur after the date the forward looking statements are made, whether as a result of new information, future developments or otherwise, and specifically disclaims any obligation to revise or update such forward looking statements for any reason, except as may be required by law.

Executive Overview

This overview of management’s discussion and analysis of the Company’s financial condition and results of operations, highlights select information in the financial results of the Company, and may not contain all of the information that is important to you.  For a more complete understanding of the Company’s financial condition, results of operations, trends, commitments, uncertainties, liquidity, capital resources, critical accounting policies and estimates, as well as risk factors you should carefully read this entire document.  Each of these items could have an impact on the Company’s condensed consolidated financial results.

Heritage Oaks Bancorp (“Bancorp”) is a California corporation organized in 1994, and is the holding company for Heritage Oaks Bank (the “Bank”), which opened for business in 1983. The Bank, which is the Company’s sole operating subsidiary, operates within San Luis Obispo, Santa Barbara and Ventura Counties. As of March 31, 2016, the Bank operated two branch offices each in Paso Robles, and San Luis Obispo; single branch offices in Atascadero, Templeton, Cambria, Morro Bay, Arroyo Grande, Santa Maria, Goleta and Santa Barbara; as well as a single loan production office in Ventura/Oxnard.

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

Other than holding all of the issued and outstanding shares of the Bank, the Bancorp conducts no significant activities. In October 2006, the Bancorp formed Heritage Oaks Capital Trust II. This trust is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Bancorp, the sole purpose of which is to issue trust preferred securities. In conjunction with our acquisition of Mission Community Bancorp (“MISN”) in February 2014 (the “MISN Transaction”), Bancorp assumed two additional trusts: Mission Community Capital Trust I, and Santa Lucia Bancorp (CA) Capital Trust, both of which are statutory business trusts formed under the laws of the State of Delaware, the sole purpose of which is to issue trust preferred securities.

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

Financial Highlights

The Company generated net income available to common shareholders of $4.0 million or $0.12 per diluted common share for the three months ended March 31, 2016, respectively as compared to net income available to common shareholders of $4.1 million or $0.12 per diluted common share, for the same period a year earlier.

Significant factors impacting the Company’s net income for the three months ended March 31, 2016 are discussed below. Please also refer to “Results of Operations” for a more detailed discussion concerning our operating results for the three months ended March 31, 2016 and 2015.

•                  Net Interest Income: For the first quarter of 2016 net interest income was $15.6 million, or 3.56% of average interest earning assets (“net interest margin” or “NIM”), compared with net interest income of $15.5 million and a 3.92% NIM, for the same period a year earlier.  The decline in our NIM for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to declining loan yields stemming from the prevailing low interest rate environment, and a decline in purchased loan discount accretion due to a decline in scheduled discount accretion as well as a decline in accelerated accretion attributable to fewer payoffs of acquired loans in the first quarter of 2016 as compared to same period a year earlier.  However, the year over year increase in earning assets of $157.5 million partially offset the decline in interest income resulting from the continued low rate environment and lower levels of purchased loan discount accretion.  For the three months ended March 31, 2016 interest income and the yield on earning assets was $17.0 million and 3.88%, respectively, compared to $16.9 million and 4.28%, respectively, for the same period in 2015.  For the three months ended March 31, 2016 interest expense and the cost of funds was $1.4 million and 0.34%, respectively, compared to $1.4 million and 0.38%, respectively, for the same period in 2015.

•                  Non-Interest Expense: Non-interest expense increased by $0.8 million or 6.8% to $12.6 million for the three months ended March 31, 2016 compared to $11.8 million for the three months ended March 31, 2015.  The increase in non-interest expense for the first quarter of 2016 as compared to the first quarter a year ago was largely the result of increases in professional services costs of $0.5 million, the write-down of other real estate owned (“OREO”) totaling $0.2 million, and increases in other expense of $0.2 million.  The increase in professional services expense is primarily attributable to a $0.3 million increase in temporary consulting costs attributable to our BSA/AML Program remediation efforts, as well as a $0.2 million increase in audit and tax costs.  OREO write-downs were driven by the re-valuation and re-zoning of one existing OREO property.  The efficiency ratio for the three months ended March 31, 2016 was 65.71% compared to 64.13% for the same period a year earlier.

•                  Provision for Loan and Lease Losses:  No provisions for loan and lease losses were recorded for the three months ended March 31, 2016 or March 31, 2015, due to stabilization in the level of classified loans, a continued overall improvement in the credit quality of the loan portfolio, and declining levels of specific reserves for impaired loans.  As of March 31, 2016, the allowance for loan and leases losses was $17.6 million, or 1.36% of total gross loans, compared to $17.5 million, or 1.40% of total gross loans, at December 31, 2015. The allowance for loan and leases losses increased slightly in the first quarter of 2016 due to net recoveries on previously charged-off loans of $0.1 million. The allowance for loan and lease losses for legacy loans acquired in the MISN Transaction was $0.3 million, or 0.19% of total MISN legacy loans, as of March 31, 2016.

•                  Non-Interest Income: Non-interest income increased by $0.4 million to $3.4 million for the first quarter of 2016, compared to $3.0 million, for the same prior year period.  The increase in non-interest income can be attributed to $0.5 million in gains on derivative instruments recognized during the first quarter of 2016, stemming from the new “back-to-back” interest rate swap program the Company rolled out in the latter part of 2015.  This program allows commercial loan clients to effectively obtain fixed rate loan financing through the use of “back-to-back” interest rate swaps, while the Bank originates a variable rate loan for its own balance sheet.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the Company’s financial condition and results of operations. Accounting policies management considers to be significant, including newly issued standards to be adopted in future periods, are disclosed in Note 1. Summary of Significant Accounting Policies, of the consolidated financial statements in our Annual Report filed on Form 10-K for the year ended December 31, 2015. The following discussions should be read in conjunction with the condensed consolidated financial statements filed on this Form 10-Q, as well as with the consolidated financial statements in our Annual Report filed on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially and adversely from those estimates. Estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses, the carrying value of the Company’s net deferred tax assets, and estimates used in the determination of the fair value of certain financial instruments.

Allowance for Loan and Lease Losses (“ALLL”)

In connection with the determination of the specific credit component of the ALLL for impaired loans, an analysis of the underlying collateral is performed for loans on non-accrual status at least quarterly and new appraisals are typically received at least annually. Corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.  Although management uses all available information to recognize losses on impaired loans, future additions to the ALLL may be necessary based on changes in local economic conditions or other factors outside our control.

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

Because of all the variables and judgments that go into the determination of both the specific and general allocation components of the ALLL, it is reasonably possible that the ALLL may change in future periods and those changes could be material and have an adverse effect on our financial condition and results of operations. See also Note 4. Loans and Allowance for Loan and Lease Losses, of the condensed consolidated financial statements filed on this Form 10-Q.

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

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	At or For The Three Months Ended
	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
	(dollars in thousands, except per share data)
Consolidated Income Data:
Interest income	$17,015	$17,464	$16,957	$16,741	$16,928
Interest expense	1,397	1,341	1,561	1,499	1,430
Net interest income	15,618	16,123	15,396	15,242	15,498
Provision for loan losses	-	-	-	-	-
Net interest income after provision for loan and lease losses	15,618	16,123	15,396	15,242	15,498
Non-interest income	3,407	2,061	2,806	2,271	3,001
Non-interest expense	12,621	12,774	12,151	11,429	11,813
Income before income tax expense	6,404	5,410	6,051	6,084	6,686
Income tax expense	2,419	1,932	2,049	2,284	2,617
Net income	3,985	3,478	4,002	3,800	4,069
Dividends and accretion on preferred stock	-	-	-	70	-
Net income available to common shareholders	$3,985	$3,478	$4,002	$3,730	$4,069
Share Data:
Earnings per common share - basic	$0.12	$0.10	$0.12	$0.11	$0.12
Earnings per common share - diluted	$0.12	$0.10	$0.12	$0.11	$0.12
Dividends declared per common share	$0.06	$0.06	$0.06	$0.06	$0.05
Dividend payout ratio	51.44%	58.98%	50.70%	54.16%	42.10%
Common book value per share	$6.10	$6.01	$5.98	$5.89	$5.92
Tangible common book value per share	$5.26	$5.16	$5.12	$5.02	$5.03
Actual shares outstanding at end of period	34,129,425	34,353,014	34,352,445	34,314,242	33,950,518
Weighted average shares outstanding - basic	34,096,379	34,186,007	34,158,081	34,105,192	34,107,168
Weighted average shares outstanding - diluted	34,204,457	34,326,702	34,282,367	34,249,591	34,266,482
Selected Consolidated Balance Sheet Data:
Total cash and cash equivalents	$53,575	$69,923	$112,270	$129,013	$75,478
Total investments and other securities	$441,705	$450,935	$432,750	$379,824	$364,498
Total gross loans held for investment	$1,291,346	$1,247,280	$1,206,740	$1,191,153	$1,207,319
Allowance for loan and lease losses	$(17,565)	$(17,452)	$(17,296)	$(16,982)	$(16,913)
Total assets	$1,913,120	$1,899,739	$1,873,925	$1,828,379	$1,776,594
Total deposits	$1,582,589	$1,564,961	$1,571,770	$1,511,639	$1,460,268
Federal Home Loan Bank borrowings	$103,012	$103,521	$78,546	$93,550	$93,554
Junior subordinated debt	$10,485	$10,438	$10,389	$13,338	$13,286
Total shareholders’ equity	$208,330	$206,434	$205,458	$202,082	$201,943
Average assets	$1,894,682	$1,877,912	$1,844,742	$1,796,615	$1,740,486
Average earning assets	$1,762,984	$1,742,758	$1,708,398	$1,664,972	$1,605,435
Average shareholders’ equity	$209,133	$206,846	$204,063	$202,481	$199,807
Selected Financial Ratios:
Return on average assets	0.85%	0.73%	0.86%	0.85%	0.95%
Return on average equity	7.66%	6.67%	7.78%	7.53%	8.26%
Return on average tangible common equity	8.90%	7.77%	9.10%	8.71%	9.79%
Net interest margin (1)	3.56%	3.67%	3.58%	3.67%	3.92%
Efficiency ratio (2)	65.71%	68.58%	67.81%	64.04%	64.13%
Non-interest expense to average assets	2.68%	2.70%	2.61%	2.55%	2.75%
Capital Ratios:
Average equity to average assets	11.04%	11.01%	11.06%	11.27%	11.48%
Common Equity Tier 1 Capital ratio	12.23%	12.61%	12.81%	12.96%	12.50%
Leverage Ratio	9.86%	9.90%	9.96%	10.22%	10.38%
Tier 1 Risk-Based Capital ratio	12.74%	13.01%	13.20%	13.55%	13.12%
Total Risk-Based Capital ratio	13.99%	14.26%	14.46%	14.80%	14.36%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (3)	0.63%	0.63%	0.83%	0.97%	0.98%
Non-performing assets to total assets (4)	0.43%	0.43%	0.55%	0.65%	0.69%
Allowance for loan and lease losses to total gross loans	1.36%	1.40%	1.43%	1.43%	1.40%
Net recoveries to average loans	-0.04%	-0.05%	-0.11%	-0.02%	-0.04%

(1)          Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)          The efficiency ratio is defined as total non-interest expense as a percentage of the combined: net interest income, non-interest income, excluding gains and losses on the sale of investment secuirties, gains and losses on the sale of other real estate owned (“OREO”), write-downs on OREO, OREO related costs, gains and losses on the sale of fixed assets, gains on the extinguishment of debt, and amortization of intangible assets.

(3)          Non-performing loans are defined as loans that are past due 90 days or more as well as loans placed on non-accrual status.

(4)          Non-performing assets are defined as loans that are past due 90 days or more, loans placed on non-accrual status, and OREO.

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

The tables below set forth the details that make up NIM including, average balance sheet information, interest income and expense, average yields and rates and net interest income and margin:

	For the Three Months Ended,			For the Three Months Ended,
	March 31, 2016			March 31, 2015
	Average	Yield/	Income/	Average	Yield/	Income/
	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
	(dollars in thousands)
Interest Earning Assets
Loans (1) (2)	$1,258,180	4.67%	$14,615	$1,195,265	5.12%	$15,088
Investment securities	448,723	1.97%	2,200	353,222	1.91%	1,667
Interest earning deposits in other banks	46,342	0.31%	36	47,209	0.18%	21
Other investments	9,739	6.77%	164	9,739	6.33%	152
Total interest earning assets	1,762,984	3.88%	17,015	1,605,435	4.28%	16,928
Allowance for loan and lease losses	(17,513)			(16,861)
Other assets	149,211			151,912
Total assets	$1,894,682			$1,740,486

Interest Bearing Liabilities
Money market	$568,497	0.28%	$392	$464,076	0.28%	$318
Time deposits	243,940	0.70%	426	278,645	0.75%	517
Interest bearing demand	126,373	0.11%	34	115,928	0.11%	31
Savings	110,244	0.10%	27	94,557	0.10%	23
Total interest bearing deposits	1,049,054	0.34%	879	953,206	0.38%	889
Federal Home Loan Bank borrowing	111,913	1.38%	384	100,034	1.62%	400
Junior subordinated debentures	10,455	5.08%	132	13,252	4.32%	141
Other borrowed funds	220	3.66%	2	-	0.00%	-
Total borrowed funds	122,588	1.70%	518	113,286	1.94%	541
Total interest bearing liabilities	1,171,642	0.48%	1,397	1,066,492	0.54%	1,430
Non interest bearing demand	503,953			464,455
Total funding	1,675,595	0.34%	1,397	1,530,947	0.38%	1,430
Other liabilities	9,954			9,732
Total liabilities	1,685,549			1,540,679

Shareholders’ Equity
Total shareholders’ equity	209,133			199,807
Total liabilities and shareholders’ equity	$1,894,682			$1,740,486

Net interest margin (3)		3.56%	$15,618		3.92%	$15,498
Interest rate spread		3.40%			3.74%
Cost of deposits		0.23%			0.25%

(1)          Non-accruing loans have been included in total loans.

(2)          Loan fees have been included in interest income.

(3)          Net interest margin has been calculated by dividing net interest income by total average earning assets.

(4)          Annualized using actual number days during the period.

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest earning assets and interest bearing liabilities for the three months ended March 31, 2016, and March 31, 2015, and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the Three Months Ended
	March 31, 2016
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Loans	$801	$(1,337)	$63	$(473)
Investment securities	454	53	26	533
Interest earning deposits in other banks	-	15	-	15
Other investments	-	11	1	12
Net increase (decrease)	1,255	(1,258)	90	87
Interest Expense
Money market	72	-	2	74
Time deposits	(65)	(35)	9	(91)
Interest bearing demand	3	-	-	3
Savings	4	-	-	4
Federal Home Loan Bank borrowing	48	(60)	(4)	(16)
Junior subordinated debentures	(30)	25	(4)	(9)
Other borrowed funds	-	-	2	2
Net increase (decrease)	32	(70)	5	(33)
Total net increase (decrease)	$1,223	$(1,188)	$85	$120

For the three months ended March 31, 2016 and 2015, net interest income was $15.6 million and $15.5 million, respectively, and the NIM was 3.56% and 3.92%, respectively. The historically low interest rate environment continued to have an adverse impact on earning assets yields, and in particular, the overall yield on the loan portfolio.  Lower yielding earning assets were the primary driver behind the decline in the NIM during the first quarter of 2016 as compared to the first quarter of 2015.  The result of the low prevailing interest rate environment on our loan portfolio is that the loans that prepay have been at higher average yields than the yields generated from new loan originations, and renewals, resulting in a lower overall yield on the loan portfolio and contributing to the decline in the yield on earning assets and the NIM.  During the first quarter of 2016, the yield of newly originated loans averaged 3.72% as compared to an average yield of 4.12% for the same period in 2015, while the yield on loan payoffs averaged 4.67% in the first quarter of 2016 as compared to 4.79% for the same period in 2015.  Also contributing to the decline in the NIM were higher average balances of lower yielding investment securities during the first quarter of 2016. Higher balances of investment securities resulted primarily from increases in core deposits, which outpaced loan growth during the last twelve months.

Average loan yields declined by 45 basis points to 4.67% for the three months ended March 31, 2016 when compared to 5.12% for the same period in 2015.  As previously mentioned, the historically low interest rate environment continued to have an adverse impact on loan yields during the first quarter of 2016 as yields on new loan originations and renewals have been lower than the yields on loans that prepay.

Loan yields and our NIM have benefitted from the discount accretion on the acquired MISN loan portfolio since March 1, 2014 and this discount accretion has muted the impact of the historically low interest rate environment on our loan yields during 2016 and 2015. Total discount accretion from acquired loans was $0.4 million, and $1.1 million during the three months ended March 31, 2016 and 2015, respectively.  Purchase discount accretion from acquired loans increased our loan yields by 12 basis points during the first quarter of 2016 and by 37 basis points during the same period in 2015. The primary reason for the decline in purchase discount accretion experienced in the first quarter of 2016 as compared to the same period in 2015, was a significant decline in both scheduled discount accretion, and accelerated accretion associated with acquired MISN loan prepayment activity, which was more evident in the first quarter of 2015. The impact of MISN discount accretion on earning asset yields and the NIM was 9 basis points in the first quarter of 2016 and 27 basis points in the same period in 2015. The Company anticipates that the amount of purchase discount accretion from loans acquired through the MISN Transaction will continue to decline, absent any unscheduled loan pay-offs, and due to the decline in the amount of scheduled discount accretion attributable to the maturity of acquired MISN loans.

Our earnings are directly influenced by changes in interest rates. The Company is currently in a net asset sensitive position, and a large percentage of our interest sensitive assets and liabilities re-price with changes in interest rates.  A significant portion of the variable rate loans in our loan portfolio have had their interest rates set to their respective contractual interest rate floors. To the extent that interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above contractual interest rate floors. See Item 3. Qualitative and Quantitative Disclosures About Market Risk, included in this quarterly report on Form 10-Q for further discussion of the Company’s sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impacts of interest rate floors on the variable rate component of our loan portfolio.

Average interest earning assets for the three months ended March 31, 2016 increased by $157.5 million, or 9.8%, compared to the same period in 2015. The increase in average earning assets was primarily driven by growth in the investment securities portfolio, and the loan portfolio. Growth in average earning assets during the three months ended March 31, 2016 and over the last year was funded primarily through increases in average core deposit balances.

The average balance of interest bearing liabilities was $105.2 million, or 9.9%, higher for three months ended March 31, 2016 as compared to the same period in 2015.  Growth in average interest bearing liabilities for three months ended March 31, 2016, and over the last year was primarily the result of successful core deposit gathering activities, and to a lesser extent, an increase in FHLB borrowings.

The rate paid on interest bearing deposits declined by 4 basis points in the first quarter of 2016 to 0.34% as compared to 0.38% for the same period in 2015. This decline is in part due to the historically low interest rate environment that has existed for the last several years, but is also due to our efforts to systematically lower our cost of deposits over this same time period. Although these efforts have contributed to a moderate decline in average time deposits, the overall deposit mix and cost of our deposit portfolio has improved as a result of these efforts. In addition to the favorable effects realized from these changes in our interest bearing deposits, average non-interest bearing demand deposit balances increased by $39.5 million or 8.5% to $504.0 million, for the first quarter of 2016 as compared to $464.5 million for the same period a year earlier. Non-interest bearing demand deposit balances have reduced our funding costs by 14 basis points during the first quarter of 2016.  The overall cost of deposits was 0.23% for the first three months of 2016 as compared to 0.25% for the same period in 2015.

The cost of borrowed funds was 1.70% for the three months ended March 31, 2016 compared to 1.94% for the same period ended a year earlier.  The decline in the cost of borrowed funds is attributable to lower rates paid on borrowings with the Federal Home Loan Bank of San Francisco (“FHLB”) during the first quarter of 2016.  As longer-term fixed rate advances have matured or been paid off throughout 2015, the Company has replaced them with shorter-term and open-ended advances which have been at lower rates.  The average rate paid on FHLB borrowing during the first quarter of 2016 was 1.38% as compared to 1.62% for the same period in 2015.

Provision for Loan and Lease Losses

The ALLL is maintained at a level considered by management to be appropriate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. Management’s review of the appropriateness of the ALLL includes, among other things, an analysis of past loan loss experience and an evaluation of the loan portfolio under current economic conditions. See also Note 1. Summary of Significant Accounting Policies of the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015, and Note 4. Loans and Allowance for Loan and Lease Losses, of the condensed consolidated financial statements filed on this Form 10-Q for additional information concerning the ALLL.

The ALLL is based on estimates, and actual losses may vary from current estimates.  Such variances could be material and could have an adverse effect on the Company’s performance.  The Company recognizes that the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the underlying collateral for such loans.  For additional information see the “Allowance for Loan and Lease Losses” discussion in the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company did not record a provision for loan and lease losses during the three months ended March 31, 2016 and 2015.  The lack of need for additional provisions for the three months ended March 31, 2016 and 2015 was supported by net recoveries of $0.1 million during both the first three months of 2016, and 2015.  The lack of provision for loan and lease losses is reflective of the continuing improvements in the overall credit quality of the loan portfolio, net recoveries over the last year, the improvement in property values that serve as collateral for a large portion of our loans, as well as the limited amount of new loans moving into non-accrual status, and therefore requiring specific reserves, all of which were largely offset by increased ALLL requirements due to the growth in the loan portfolio, and qualitative factor adjustments.  As of March 31, 2016, the Company’s ALLL represented 1.36% of total gross loans.  For additional information, see the “Allowance for Loan and Lease Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below sets forth changes in non-interest income for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,		Variances
	2016	2015	Dollar	Percent
	(dollars in thousands)
Fees and service charges	$1,287	$1,207	$80	6.6%
Gain on sale of investment securities	551	505	46	9.1%
Gain on derivative instruments	532	-	532	-
Net gain on sale of mortgage loans	458	386	72	18.7%
Earnings on BOLI	287	211	76	36.0%
Other mortgage fee income	91	138	(47)	-34.1%
Other income	201	554	(353)	-63.7%
Total	$3,407	$3,001	$406	13.5%

Non-interest income for the three months ended March 31, 2016 was $3.4 million or $0.4 million higher than the $3.0 million reported in the same period a year earlier.  The primary driver behind the year over year increase is due to gains on derivative instruments of $0.5 million recorded during the first quarter of 2016 stemming from the new “back-to-back” interest rate swap program the Company rolled out in the latter part of 2015.  This program allows commercial loan clients to effectively obtain fixed rate loan financing through the use of “back-to-back” interest rate swaps, while the Bank extends variable rate credit to these clients.

Earnings on Bank Owned Life Insurance (“BOLI”) increased $0.1 million or 36.0% during the three months ended March 31, 2016 as compared to the same period in 2015.  The increase in earnings on BOLI can be attributed to an additional $7.5 million purchase of BOLI the Bank made during the fourth quarter of 2015.

Decreases in other income for the three months ended March 31, 2016 as compared to the same period a year ago is attributable to a decline in the level of recoveries on fully charged-off loans acquired through the MISN Transaction in February 2014.  These loans were fully charged-off and had no carrying value at the time of their acquisition.  Recoveries on fully charged-off acquired loans totaled $0.1 million during the first quarter of 2016 as compared to $0.4 million for the same period a year earlier.

Non-Interest Expenses

The table below sets forth changes in non-interest expense for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,		Variances
	2016	2015	Dollar	Percent
	(dollars in thousands)
Salaries and employee benefits	$6,318	$6,259	$59	0.9%
Professional services	1,886	1,406	480	34.1%
Occupancy and equipment	1,627	1,587	40	2.5%
Information technology	600	601	(1)	-0.2%
Regulatory assessments	310	297	13	4.4%
Sales and marketing	244	317	(73)	-23.0%
Amortization of intangible assets	243	262	(19)	-7.3%
OREO Write-downs	217	-	217	-
Loan department expense	213	286	(73)	-25.5%
Communication costs	125	141	(16)	-11.3%
Other expense	838	657	181	27.5%
Total	$12,621	$11,813	$808	6.8%

The table below provides a breakdown of professional services expenses for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,		Variance
	2016	2015	Dollar	Percent
	(dollars in thousands)
Professional Services
BSA/AML related costs	$586	$265	$321	121.1%
Information technology services and consulting	320	281	39	13.9%
Audit and tax costs	424	263	161	61.2%
Legal costs	-	195	(195)	-100.0%
All other costs	556	402	154	38.3%
Total professional services	$1,886	$1,406	$480	34.1%

Non-interest expense for the three months ended March 31, 2016 was $12.6 million or $0.8 million higher than that reported for the same period ended a year earlier.  The increase in non-interest expense was due to a $0.5 million increase in professional services expense, a $0.2 million increase in write-downs on OREO, and a $0.2 million increase in other expense.  The increase in professional services expense is primarily attributable to a $0.3 million increase in temporary consulting costs attributable to our BSA/AML Program remediation efforts, as well as a $0.2 million increase in audit and tax costs.  The decrease in legal costs was due the reversal of previously accrued legal expenses in conjunction with lower legal costs incurred during the first quarter of 2016.  The increase in OREO write-downs was due to an increase in the valuation allowance for OREO attributable to the re-valuation, due to re-zoning, of one existing property.  The increase in other expense was attributable to operating losses the Company incurred during the first quarter of 2016 related to debit card fraud associated with a data breach that occurred with another company, and impacted some of the Bank’s customers.  Although the Bank’s own systems were not breached the Bank was responsible for reimbursing our customers for these losses in accordance with Regulation E and Visa network operating rules.

Provision for Income Taxes

For the three months ended March 31, 2016, the Company recorded income tax expense of approximately $2.4 million, compared to $2.6 million for the same period in 2015.  The Company’s effective income tax rate was 37.8% and 39.1% for the three months ended March 31, 2016 and 2015, respectively.  The decrease in income tax expense and the effective tax rate in 2016 compared to 2015 was primarily attributable to lower pre-tax income.

The determination as to whether a valuation allowance should be established against deferred tax assets is based on the consideration of all available evidence using a “more likely than not” standard. Management evaluates the realizability of deferred tax assets on a quarterly basis.  As of March 31, 2016 and 2015, there was no valuation allowance for deferred tax assets.  Please see Note 5. Income Taxes, of the condensed consolidated financial statements filed on this Form 10-Q as well as Note 7. Income Taxes, of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion concerning the Company’s deferred tax assets.

Financial Condition

At March 31, 2016, total assets were approximately $1.91 billion, an increase of approximately $13.4 million or 0.7%, when compared to December 31, 2015.  The increase in total assets can be attributed to an increase in loan balances, which were funded by an increase in deposit balances, use of cash on hand and cash-flow from investment securities payments and sales during the first quarter of 2016.  Gross loan balances increased by $44.1 million to $1.3 billion as of March 31, 2016 when compared to December 31, 2015.  The Company funded loan growth during the first quarter with increases in deposit balances of $17.6 million, stemming from our continued focus on the acquisition of new, and expansion of existing customer relationships.  Loan growth in the first quarter of 2016 was also funded in part through the use of $16.3 million of lower yielding interest-earning cash balances, and $10.4 million of cash-flow from the investment securities portfolio.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $53.6 million and $69.9 million at March 31, 2016, and December 31, 2015, respectively. This line item will vary depending on daily cash settlement activities and the amount of highly liquid assets needed, based on known events, such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches.  The decrease in the first quarter of 2016 can be attributed in part to the funding of loan growth during the period.

Investment Securities and Other Earning Assets

Other earning assets are comprised of interest earning deposits due from the Federal Reserve Bank, investments in securities and short-term interest bearing deposits at other financial institutions. These assets are maintained for liquidity needs of the Company, collateralization of public deposits, and diversification of the earning asset mix.

Securities Available for Sale

The Company manages its securities portfolio to provide a source of both liquidity and earnings. The Company has invested in a mix of securities including obligations of U.S. government agencies, mortgage backed securities, which include Home Equity Conversion Mortgages, and state and municipal securities. The Company has an Asset/Liability Committee that develops investment policies based upon the Company’s operating needs and market circumstances. The Company’s investment policy is formally reviewed and approved annually by the Board of Directors. The Asset/Liability Committee is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the Company’s Board of Directors on a regular basis.

The following table provides a summary of investment securities by securities type as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$45,486	$45,353	$47,478	$47,318
Mortgage backed securities
U.S. government sponsored entities and agencies	250,950	250,994	246,561	245,235
Non-agency	33,377	33,256	34,645	34,317
State and municipal securities	97,977	101,783	105,164	108,406
Asset backed securities	10,687	10,263	16,183	15,627
Other investments	100	56	100	32
Total available for sale securities	$438,577	$441,705	$450,131	$450,935

At March 31, 2016, the fair value of the investment portfolio was approximately $441.7 million or $9.2 million lower than that reported at December 31, 2015. The decrease in the balance of the investments can be attributed to principal payments of mortgage related securities, as we all as to sales of certain investments during the first quarter of 2016.

Securities available for sale are carried at fair value, with related net unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to accumulated other comprehensive income.  At March 31, 2016, the securities portfolio had net unrealized gains, net of taxes, of approximately $1.8 million, an increase of approximately $1.3 million from the net unrealized gain position of $0.5 million reported at December 31, 2015.  Fluctuations in the fair value of the investment portfolio can be attributed primarily to volatility in interest rates.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which prepayments are directly impacted by interest rate changes.  The Company uses computer simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.  Included in the Company’s mortgage-backed securities are Home Equity Conversion Mortgages, which typically possess prepayment characteristics that differ from traditional mortgage-backed securities, such that prepayment activity is not as closely correlated with changes in interest rates.  The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  At March 31, 2016, approximately $251.0 million or 88.3%, of the Company’s mortgage related securities were issued by government agencies and government sponsored entities, such as those listed above.

The following table sets forth the maturity distribution of the investment portfolio and the weighted average yield for each category at March 31, 2016.  All investment securities are classified as available for sale:

	March 31, 2016
	One Year or Less	Over 1 Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
	(dollars in thousands)
Obligations of U.S. government agencies	$5,302	$14,060	$17,128	$8,863	$45,353
Mortgage backed securities
U.S. government sponsored entities and agencies	26,949	93,224	58,490	72,331	250,994
Non-agency	8,102	11,753	13,401	-	33,256
State and municipal securities	1,746	12,214	81,321	6,502	101,783
Asset backed securities	-	4,358	3,065	2,840	10,263
Other investments	-	-	-	56	56
Total available for sale securities	$42,099	$135,609	$173,405	$90,592	$441,705
Amortized cost	$42,074	$135,547	$170,078	$90,878	$438,577
Weighted average yield	1.83%	2.05%	2.62%	3.12%	2.47%

Federal Home Loan Bank Stock

As a member of FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the asset size of the Bank and the level of outstanding borrowings with the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company. At March 31, 2016 and December 31, 2015, the Company held approximately $7.9 million in FHLB stock.

Loans

Summary of Market Conditions

Total gross loans increased $44.1 million during the three months ended March 31, 2016, with growth attributed to increases in commercial real estate, farmland, residential 1 to 4 family, commercial and industrial, agriculture, and multi-family loans.  The growth in these categories was slightly offset by declines in construction and land, and home equity lines of credit, which was driven in part by the level of prepayments and payoffs exceeding loan production.  The Company continued to focus on organic loan growth in our region with originations of new loans held for investment during the three months ended March 31, 2016 totaling $87.8 million.  Utilization on our lines of credit contributed another $11.3 million to quarterly growth.  New loan production was offset by loan prepayments and payoffs of $42.0 million in addition to normal portfolio amortization of $13.0 million.

The Company continues to see improvement in the local economy, and loan demand in the markets we serve.  We believe that with the Bank’s expansion into Santa Barbara and Ventura counties, in conjunction with a focus on commercial and industrial lending, the Bank continues to be well positioned for growth.

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

The credit quality of the loan portfolio is impacted by numerous factors, including the economic environment in the markets in which the Company operates, which can have a direct impact on the value of real estate securing collateral-dependent loans. An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements, in conjunction with declines in real estate collateral values, may result in increases in provisions for loan and lease losses that would, in turn, have an adverse impact on the Company’s operating results. See also Note 4. Loans and Allowance for Loan and Lease Losses, of the condensed consolidated financial statements filed on this Form 10-Q for additional information concerning credit quality.

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements.  There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds the loans.  Settlement from the correspondents is typically within 30 days of funding the mortgage.  At March 31, 2016, loans held for sale totaled $6.6 million compared to $9.8 million at December 31, 2015.

The table below sets forth the composition of the loan portfolio as of March 31, 2016 and December 31, 2015:

	March 31,		December 31,
	2016		2015		Variance
	Balance	Percent	Balance	Percent	Dollar	Percent
	(dollars in thousands)
Real Estate Secured
Commercial	$605,242	46.9%	$579,244	46.3%	$25,998	4.5%
Residential 1 to 4 family	171,035	13.2%	165,829	13.3%	5,206	3.1%
Farmland	129,787	10.1%	120,566	9.7%	9,221	7.6%
Multi-family residential	81,807	6.3%	79,381	6.4%	2,426	3.1%
Construction and land	32,984	2.6%	35,669	2.9%	(2,685)	-7.5%
Home equity lines of credit	29,738	2.3%	31,387	2.5%	(1,649)	-5.3%
Total real estate secured	1,050,593	81.4%	1,012,076	81.1%	38,517	3.8%
Commercial
Commercial and industrial	169,366	13.1%	164,808	13.2%	4,558	2.8%
Agriculture	65,946	5.1%	64,363	5.2%	1,583	2.5%
Total commercial	235,312	18.2%	229,171	18.4%	6,141	2.7%
Consumer	5,441	0.4%	6,033	0.5%	(592)	-9.8%
Total loans held for investment	1,291,346	100.0%	1,247,280	100.0%	44,066	3.5%
Deferred loan fees	(1,160)		(1,132)		(28)	2.5%
Allowance for loan and lease losses	(17,565)		(17,452)		(113)	0.6%
Total net loans	$1,272,621		$1,228,696		$43,925	3.6%

Loans held for sale	$6,560		$9,755		$(3,195)	-32.8%

Real Estate Secured

Other Real Estate Loans

The following table provides a break-down of the real estate secured segment of the Company’s loan portfolio, exclusive of construction and land loans, as of March 31, 2016:

	March 31, 2016				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest	Owner
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)	Occupied
	(dollars in thousands)
All Other Real Estate Secured
Residential 1 to 4 family	$171,035	$1,010	$172,045	16.1%	91.9%	359	$4,500	$128,503
Commercial	156,327	110	156,437	14.7%	83.5%	186	9,250	74,519
Hotels	135,983	1,103	137,086	12.8%	73.2%	53	15,000	5,037
Farmland	129,787	4,225	134,012	12.6%	71.6%	75	17,647	73,831
Retail	99,933	734	100,667	9.4%	53.8%	113	7,300	40,413
Professional	99,479	253	99,732	9.3%	53.3%	121	11,500	27,022
Multi-family	81,807	5,845	87,652	8.2%	46.8%	61	9,000	-
Healthcare / medical	53,283	699	53,982	5.1%	28.8%	51	12,420	37,226
Home equity lines of credit	29,738	34,349	64,087	6.0%	34.2%	449	1,200	29,325
Restaurants and other hospitality	27,556	350	27,906	2.6%	14.9%	24	13,713	8,673
Other	32,681	1,815	34,496	3.2%	18.4%	45	4,999	25,407
Total	$1,017,609	$50,493	$1,068,102	100.0%	570.4%	1,537	$17,647	$449,956

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2016.

At March 31, 2016, the All Other Real Estate Secured segment of the loan portfolio represented approximately $1.0 billion, or 78.8%, of total gross loans.  When compared to that reported at December 31, 2015 this represents an increase of approximately $41.2 million, or 4.2%. This increase is attributed to new loan production in the commercial real estate, farmland, and residential 1 to 4 family portfolios, slightly offset by decreases in home equity lines of credit.  At March 31, 2016, a total of $31.1 million of the All Other Real Estate Secured portfolio, which excludes construction and land loans, was risk graded as special mention, substandard or doubtful, with the largest single component being the commercial real estate segment, which represented $27.8 million.  At December 31, 2015, All Other Real Estate Secured balances graded special mention, substandard or doubtful totaled $36.9 million, of which $33.6 million can be attributed to commercial real estate loans.  At March 31, 2016 and December 31, 2015, All Other Real Estate Secured balances, including undisbursed commitments, represented 570% and 531%, respectively, of the Bank’s total risk-based capital.  At March 31, 2016, approximately $450.0 million, or 44.2%, of the All Other Real Estate Secured segment of the loan portfolio was considered owner occupied.  Loans meeting the regulatory classification of non-owner occupied commercial real estate represented 280.6% of the Bank’s total risk-based capital at March 31, 2016 compared to 266.2% at December 31, 2015.

Construction and Land Loans

The following provides a break-down of the Company’s construction and land portfolio as of March 31, 2016:

	March 31, 2016				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Construction and Land
Commercial	$21,428	$13,710	$35,138	70.0%	18.8%	24	$10,000
Tract	6,715	601	7,316	14.6%	3.9%	6	10,673
Single family residential	2,419	2,678	5,097	10.1%	2.7%	19	1,750
Multi-family	2,022	260	2,282	4.5%	1.2%	5	1,000
Single family residential - Spec.	275	-	275	0.5%	0.1%	3	303
Hospitality	125	-	125	0.3%	0.1%	1	560
Total	$32,984	$17,249	$50,233	100.0%	26.8%	58	$10,673

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2016.

At March 31, 2016, the construction and land portfolio represented $33.0 million, or 2.6%, of total gross loans, a decrease of $2.7 million, or 7.5%, from that reported at December 31, 2015.  Construction loans are typically granted for a one year period and then refinanced at the completion of the construction project into permanent loans with varying maturities.  The ratio of total construction and land loans, including undisbursed commitments, to the Bank’s total risk-based capital was 27% and 29% at March 31, 2016 and December 31, 2015, respectively.  At March 31, 2016 there were $5.3 million of construction and land balances risk graded special mention, substandard, or doubtful.  This compares to $5.2 million risk graded special mention, substandard or doubtful at December 31, 2015.

Commercial Loans

The following table provides a break-down of the Company’s commercial and industrial segment of the commercial loan portfolio as of March 31, 2016:

	March 31, 2016				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Commercial and Industrial
Manufacturing	$29,035	$9,761	$38,796	13.7%	20.7%	125	$5,000
Professional services	27,746	18,007	45,753	16.1%	24.4%	195	5,000
Healthcare / medical	21,590	14,605	36,195	12.8%	19.3%	119	10,162
Real estate / rental and leasing	20,668	16,831	37,499	13.2%	20.0%	119	6,522
Wholesale and retail	15,634	6,507	22,141	7.8%	11.8%	135	2,500
Construction	14,051	32,846	46,897	16.5%	25.0%	158	5,000
Restaurants / hospitality	8,158	4,280	12,438	4.4%	6.6%	83	2,629
Media and information services	7,095	1,996	9,091	3.2%	4.9%	23	5,000
Agriculture	5,637	3,148	8,785	3.1%	4.7%	37	2,000
Financial services	5,175	3,009	8,184	2.9%	4.4%	34	3,000
Transportation and warehousing	5,085	622	5,707	2.0%	3.1%	63	596
Oil gas and utilities	794	629	1,423	0.5%	0.8%	5	500
All other	8,698	2,052	10,750	3.8%	5.7%	224	2,342
Total	$169,366	$114,293	$283,659	100.0%	151.4%	1,320	$10,162

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2016.

At March 31, 2016, commercial and industrial loans represented approximately $169.4 million, or 13.1% of total gross loans. This represents an increase of $4.6 million, or 2.8% from December 31, 2015.  The ratio of total commercial and industrial loans, including undisbursed commitments, to the Bank’s total risk-based capital was 151% at March 31, 2016 and 142% at December 31, 2015.

The Company’s credit exposure within the commercial and industrial segment remains diverse with respect to the industries to which credit has been extended.  As of March 31, 2015, a total of $14.2 million of the commercial and industrial portfolio was risk graded as special mention, substandard or doubtful.  This compares to $11.8 million being risk graded special mention, substandard or doubtful as of December 31, 2015.

Agriculture Loans

The following table provides a break-down of the agriculture segment of the Company’s commercial loan portfolio as of March 31, 2016:

	March 31, 2016				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Agriculture
Fruit and nut tree farming	$33,116	$10,440	$43,556	41.4%	23.3%	37	$8,750
Wholesale merchants	10,581	5,751	16,332	15.5%	8.7%	10	8,000
Vegetable and melon farming	9,727	5,060	14,787	14.1%	7.9%	19	4,000
Animal production	3,712	3,574	7,286	6.9%	3.9%	44	2,000
Food and beverage	3,572	3,517	7,089	6.7%	3.8%	23	1,500
Support activities for agriculture	2,448	5,838	8,286	7.9%	4.5%	25	1,800
Other crop farming	961	3,003	3,964	3.8%	2.1%	7	2,353
Transportation and warehousing	22	-	22	0.0%	0.0%	2	25
All other	1,807	2,026	3,833	3.7%	2.0%	10	1,600
Total	$65,946	$39,209	$105,155	100.0%	56.2%	177	$8,750

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of March 31, 2016.

At March 31, 2016, agriculture balances totaled approximately $65.9 million, or 5.1% of total gross loans, which represents an increase of $1.6 million, or 2.5%, from December 31, 2015.  The ratio of total agriculture loans, including undisbursed commitments, to the Bank’s total risk-based capital was 56% at March 31, 2016 and 53% at December 31, 2015.  As of March 31, 2016, a total of $7.6 million of the agriculture portfolio was risk graded as special mention, substandard or doubtful.  This compares to $3.0 million of the agriculture portfolio being risk graded special mention, substandard or doubtful as of December 31, 2015.  The year to date increase in agriculture loans graded special mention, substandard or doubtful can be attributed to one relationship.  The Bank continues to monitor this relationship closely.

Consumer

At March 31, 2016, the consumer loan portfolio totaled $5.4 million compared to $6.0 million reported at December 31, 2015. Consumer loans include revolving credit plans, installment loans and credit card balances.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table stratifies the loan portfolio according to the earlier of maturity or re-pricing date as well as information about fixed and variable rate loans:

	March 31, 2016
			Due Over 12	Due Over 3	Due Over 5
	Due Less		Months	Years	Years
	Than 3	Due 3 To 12	Through 3	Through 5	Through 15	Due Over 15
	Months	Months	Years	Years	Years	Years	Total
	(dollars in thousands)
Real Estate Secured
Commercial	$44,097	$46,938	$153,776	$118,273	$242,158	$-	$605,242
Residential 1 to 4 family	3,273	2,556	22,365	42,286	98,190	2,365	171,035
Farmland	10,912	1,678	16,634	24,791	75,772	-	129,787
Multi-family residential	5,928	4,684	19,684	29,786	21,725	-	81,807
Construction and land	22,261	5,089	3,041	162	2,431	-	32,984
Home equity lines of credit	29,695	20	-	19	-	4	29,738
Commercial
Commercial and industrial	83,119	13,705	17,830	30,655	23,890	167	169,366
Agriculture	57,302	670	2,357	4,129	899	589	65,946
Consumer	825	61	361	301	3,022	871	5,441
Total loans held for investment	$257,412	$75,401	$236,048	$250,402	$468,087	$3,996	$1,291,346

Variable rate loans (1)	$245,954	$55,901	$179,420	$163,848	$210,809	$-	$855,932
Fixed rate loans	11,458	19,500	56,628	86,554	257,278	3,996	435,414
Total loans held for investment	$257,412	$75,401	$236,048	$250,402	$468,087	$3,996	$1,291,346

(1)    Variable rate loans include $530.6 million of loans that are at their contractual floor rates.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until interest rates on these loans rise above their floor rates.

At March 31, 2016, our loans held for investment were scheduled to mature or re-price in the following dollar and percentage amounts of total loans held for investment: $332.8 million, or 25.8%, in one year or less; $486.5 million, or 37.7%, in one through five years; and $472.1 million, or 36.6%, over five years.  Of the $472.1 million of loans scheduled to mature or re-price over five years, $270.1 million or 57.2% were scheduled to mature or re-price over five years through eight years; $171.1 million or 36.2% were scheduled to mature or re-price over eight years through ten years; and $30.8 million or 6.5% were scheduled to mature or re-price over ten years.

Allowance for Loan and Lease Losses (“ALLL”)

The Company maintains an ALLL deemed by management to be appropriate to absorb probable incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. The ALLL is based on ongoing evaluations of the loan and lease portfolio, which is a process that involves subjective as well as complex judgments. This evaluation includes an assessment of credit quality which considers various measures such as: the trend in the level of net charge-offs, the level of past due and non-accrual loans, and the level of, and trends, in substandard and doubtful loans. The Company’s ongoing evaluation of the ALLL also includes assessments of: estimated collateral values and or guarantees where appropriate, the seasoning of loans in the portfolio, qualitative factors associated with identified potential external and internal risks attributable to each loan category, the estimated exposure to specific loans identified as impaired, and trends in the Company’s historical loss experience for each loan category.

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

The ALLL is increased by provisions for loan and lease losses charged to earnings, and decreased (or possibly increased) by charge-offs, net of recoveries on previously charged-off loans. Please see Note 1. Significant Accounting Policies, of the condensed consolidated financial statements filed on this Form 10-Q, for additional information concerning the Company’s methodology for determining an appropriate ALLL.

The Company allocates the ALLL across various segments and classes of loans within the loan portfolio. The following table provides a summary of the ALLL and its allocation as of March 31, 2016 and 2015 and December 31, 2015:

	March 31,				December 31,
	2016		2015		2015
		Percent		Percent		Percent
		of Loans to		of Loans to		of Loans to
	ALLL	Total Loans	ALLL	Total Loans	ALLL	Total Loans
	(dollars in thousands)
Real Estate Secured
Commercial	$5,807	46.9%	$5,315	47.7%	$6,293	46.3%
Farmland	2,498	10.1%	1,993	9.0%	2,275	9.7%
Residential 1 to 4 family	1,972	13.2%	1,553	11.9%	2,064	13.3%
Construction and land	558	2.6%	2,044	3.9%	623	2.9%
Multi-family residential	432	6.3%	342	6.4%	402	6.4%
Home equity lines of credit	122	2.3%	171	3.0%	127	2.5%
Commercial
Agriculture	3,022	5.1%	1,244	5.3%	2,538	5.2%
Commercial and industrial	2,569	13.1%	3,251	12.2%	2,833	13.2%
Other	1	0.0%	-	0.0%	1	0.0%
Consumer	159	0.4%	190	0.6%	173	0.5%
Unallocated	425		810		123
Total	$17,565	100.0%	$16,913	100.0%	$17,452	100.0%

Allocation of the ALLL

The Company continued to experience overall favorable metrics with respect to credit quality in the non-PCI loan portfolio during the first quarter of 2016 when compared to historical periods.  The balance of the ALLL increased by $0.1 million during the three months ended March 31, 2016 when compared to the balance at December 31, 2015, due to net recoveries on previously charged-off loans. At March 31, 2016, special mention, substandard and doubtful non-PCI loans totaled $50.8 million compared to $49.0 million at December 31, 2015.

Changes in the trend of past due and non-accrual loans also have an impact on the amount and allocation of the ALLL to various segments of the loan portfolio.  The Company continued to experience historically low levels of credit risk metrics during the first quarter of 2016, as non-accrual loans totaled $8.2 million at March 31, 2016 compared to $7.8 million at December 31, 2015.  Loans 30-89 days remained low at $32 thousand compared to $0.3 million at December 31, 2015.  The Company experienced net recoveries of $0.1 million during the three months ended March 31, 2016 and 2015, respectively, representing 0.04% of average loans in both periods.  The allocation of the ALLL has also been impacted by changes in the level of specific reserves for impaired loans, as well as the estimated impact that external qualitative factors, such as the ongoing California drought, may have on certain of the Company’s borrowers.  Although the Company has observed external pressures primarily associated with the ongoing California drought, the overall underlying trend in the credit quality of the loan portfolio remained favorable in the first quarter of 2016, negating the need for provisions for loan and lease losses during the three months ended March 31, 2016.

The ALLL as a percentage of total gross loans was 1.36% at March 31, 2016 compared to 1.40% at December 31, 2015.  The ALLL attributable to the legacy Heritage portfolio, excluding acquired loans, was $17.3 million, or 1.53% of legacy Heritage loans and leases at March 31, 2016, compared to $17.1 million or 1.59% of legacy Heritage loans and leases at December 31, 2015.  At March 31, 2016 the ALLL attributable to acquired non-PCI loans was $0.2 million or 0.15% of acquired non-PCI loans, compared to $0.3 million, or 0.20% at December 31, 2015.  As of March 31, 2016, the remaining unaccreted discount on acquired non-PCI loans was $3.0 million compared to $3.2 million at December 31, 2015.

The ALLL for PCI loans was $0.1 million at March 31, 2016 and December 31, 2015, respectively.  The ALLL established for PCI loans resulted from unfavorable changes in expected future cash flows on certain PCI loans.  At March 31, 2016 the remaining unaccreted discount on PCI loans was $2.1 million compared to $2.3 million at December 31, 2015.

The ALLL attributable to loans collectively evaluated for impairment on the legacy Heritage portfolio at March 31, 2016 was approximately $16.9 million compared to $16.7 million at December 31, 2015.  Approximately $7.2 million of the ALLL attributable to loans collectively evaluated for impairment is the result of qualitative adjustments at March 31, 2016 compared to $6.7 million at December 31, 2015.

At March 31, 2016 and December 31, 2015, approximately $1.7 million and $1.8 million, respectively, of the ALLL was attributable to qualitative adjustments associated with the potential impacts of the California drought on various segments of our loan portfolio, including farmland, agriculture, and commercial and industrial loans.  Concerns associated with the impact of the California drought on our customer’s businesses, and concerns about the impact directly to agriculture, and indirectly to other businesses such as hospitality and tourism resulted in a higher allocation of the qualitative component of the ALLL at March 31, 2016 and December 31, 2015.  Evidence of the drought’s impact on agricultural businesses has been noted in recent studies indicating that the current drought is responsible for the greatest absolute reduction in water availability to agriculture ever seen in California. Furthermore, the State of California, as well as certain municipalities within California, have mandated water conservation measures that cite specific usage reductions and have limited the use of water for particular applications such as landscape watering, car washing and other applications.  These facts, along with discussions with some of our borrowers, as it relates to expected decreases in cash flows related to the drought, have led the Company to maintain the qualitative factor allocation within the ALLL for the impact of the drought on our loan portfolio.  If the drought in California continues, the related allocation of the ALLL for the drought may increase significantly.

The ALLL associated with loans specifically evaluated for impairment totaled $0.4 million at March 31, 2016, compared to $0.3 million at December 31, 2015.  As of March 31, 2016, the Company believes that the ALLL was appropriate to cover probable incurred credit losses inherent in the Company’s loan and lease portfolio.

The Company recorded no provision for loan and lease losses for the three months ended March 31, 2016 and 2015.  Please also see “Provision for Loan and Lease Losses” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table provides a summary of the activity in the ALLL for the periods ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,

	2016	2015
	(dollars in thousands)
Balance, beginning of period	$17,452	$16,802
Charge-offs:
Commercial
Commercial and industrial	8	-
Consumer	2	-
Real Estate Secured
Home equity lines of credit	-	39
Construction and land	-	34
Total charge-offs	10	73
Recoveries:
Real Estate Secured
Construction and land	13	11
Home equity lines of credit	2	3
Residential 1 to 4 family	3	-
Commercial
Commercial and industrial	98	155
Agriculture	3	12
Consumer	4	3
Total recoveries	123	184
Net recoveries	(113)	(111)
Provisions for loan and lease losses	-	-
Balance, end of period	$17,565	$16,913

Gross loans, end of period	$1,291,346	$1,207,319
ALLL to total gross loans	1.36%	1.40%
Net recoveries to average loans	-0.04%	-0.04%

Non-Performing Assets

Non-performing assets are comprised of loans placed on non-accrual status and foreclosed assets (OREO and other repossessed assets).  Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.  See also Note 4. Loans and Allowance for Loan and Lease Losses, of the condensed consolidated financial statements filed on this Form 10-Q for additional information concerning non-performing loans.

The following table provides a summary of the Company’s non-performing loans, foreclosed assets and troubled debt restructurings (“TDRs”) as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(dollars in thousands)
Non-Performing Loans
Construction and land	$4,264	$3,968
Commercial and industrial	1,745	1,630
Commercial real estate	1,620	1,940
Agriculture	384	-
Farmland	80	83
Home equity lines of credit	46	84
Consumer	31	33
Residential 1 to 4 family	-	80
Total non-performing loans	8,170	7,818
Other real estate owned	111	328
Total non-performing assets	$8,281	$8,146
TDRs
Accruing	$10,715	$10,056
Included in non-performing loans	6,128	6,203
Total TDRs	$16,843	$16,259

Ratio of allowance for loan and lease losses to total gross loans	1.36%	1.40%
Ratio of non-performing loans to total gross loans	0.63%	0.63%
Ratio of non-performing assets to total assets	0.43%	0.43%

Non-Accruing Loans

The following table reconciles the change in total non-accruing balances for the three months ended March 31, 2016:

	Balance			Returns to		Balance
	December 31,		Net	Accrual		March 31,
	2015	Additions	Paydowns	Status	Charge-offs	2016
	(dollars in thousands)
Real Estate Secured
Construction and land	$3,968	$349	$(53)	$-	$-	$4,264
Commercial	1,940	-	(30)	(290)	-	1,620
Farmland	83	-	(3)	-	-	80
Home equity lines of credit	84	-	-	(38)	-	46
Residential 1 to 4 family	80	-	(3)	(77)	-	-
Commercial
Commercial and industrial	1,630	1,248	(147)	(978)	(8)	1,745
Agriculture	-	400	(16)	-	-	384
Consumer	33	2	(2)	-	(2)	31
Total	$7,818	$1,999	$(254)	$(1,383)	$(10)	$8,170

At March 31, 2016, the balance of non-accruing loans was approximately $8.2 million, or $0.4 million higher than that reported at December 31, 2015.  Additions to non-accruing loans related primarily to several relationships in the commercial and industrial category.  These additions were partially offset by $1.4 million in loans the Company returned to accrual status after the related borrowers exhibited a sustained period of repayment performance.  At March 31, 2016, $6.3 million of non-accruing loans were considered current with their contractual payments due, compared to $6.4 million at December 31, 2015.

Deposits and Borrowed Funds

The following table provides a summary of the composition of deposits as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,	Variance
	2016	2015	Dollar	Percent
	(dollars in thousands)
Non-interest bearing deposits	$524,025	$514,559	$9,466	1.84%
Money market deposits	579,113	565,060	14,053	2.49%
Time deposits	240,245	245,742	(5,497)	-2.24%
NOW accounts	127,731	129,254	(1,523)	-1.18%
Other savings deposits	111,475	110,346	1,129	1.02%
Total deposits	$1,582,589	$1,564,961	17,628	1.13%

At March 31, 2016, total deposits were $1.58 billion, representing an increase of $17.6 million, or 1.1%, from December 31, 2015.  The increase in deposit balances in 2016 can be attributed to the Company’s continued focus on gathering and retaining core relationships to help reduce overall funding costs.

At March 31, 2016, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 89.0% of total deposits, up from the 88.6% reported at December 31, 2015, due to growth in non-interest bearing demand and money market balances during the first quarter of 2016.  Non-interest bearing demand deposits comprise 33.1%, and 32.9% of total deposits at March 31, 2016 and December 31, 2015, respectively.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances. These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At March 31, 2016, FHLB borrowings were $103.0 million with a weighted average maturity of 3.2 years, compared to $103.5 million at December 31, 2015 with a weighted average maturity of 2.8 years.  Borrowings are obtained for a variety of reasons which include, but are not limited to: asset-liability management; funding loan growth; and to provide additional liquidity.

At March 31, 2016, the Company had junior subordinated debentures issued and outstanding with a carrying value of $10.5 million, compared to $10.4 million at December 31, 2015.  These debentures were issued to three different trusts as follows:

	As of March 31, 2016
	Amount	Carrying	Current	Issue	Scheduled
	Issued	Value	Rate	Date	Maturity	Rate Type
	(dollars in thousands)
Heritage Oaks Capital Trust II	$5,248	$5,248	2.35%	27-Oct-06	Aug-37	Variable 3-month LIBOR + 1.72%
Mission Community Capital Trust I	$3,093	$2,217	3.58%	14-Oct-03	Oct-33	Variable 3-month LIBOR + 2.95%
Santa Lucia Bancorp (CA) Capital Trust	$5,155	$3,020	2.11%	28-Apr-06	Jul-36	Variable 3-month LIBOR + 1.48%

These three debentures are callable by the Company at par.  At March 31, 2016, the Company included $10.1 million of the debt securities in its Tier I Capital for regulatory reporting purposes, as permitted under the Basel III Capital Rules.  For a more detailed discussion regarding junior subordinated debentures, see Note 10. Borrowings, in the Company’s consolidated financial statements of the Company’s 2015 Annual Report filed on Form 10-K.

Capital

At March 31, 2016, total shareholders’ equity was approximately $208.3 million.  This represents an increase of $1.9 million from December 31, 2015.  The change in shareholders’ equity is primarily attributable to net income of $4.0 million, of which approximately $1.9 million was retained after the payment of $2.1 million in dividends on the Company’s common stock.  Additional significant activity within shareholders’ equity during the three months ended March 31, 2016 include: common stock repurchases totaling $1.6 million, an increase in accumulated other comprehensive income of $1.3 million related to an increase in the fair value of available for sale investments, and a $0.2 million increase in additional paid in capital related to share-based compensation.

Cash Dividends

On January 27, 2016, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on February 29, 2016, to shareholders of the Company’s common stock as of February 17, 2016.

On April 27, 2016, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on May 31, 2016, to shareholders of the Company’s common stock as of May 18, 2016.

Stock Repurchase Program

On January 6, 2016, the Company amended its previously announced program for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18.  The amendment to the stock repurchase program include an extension of the program beyond its then expiration date of January 31, 2016.  Under the amended program, repurchase activity commenced on February 1, 2016 and may continue until August 2, 2016, the program’s new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company’s common stock, as well as under certain other circumstances as set forth in the amended program.  The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares repurchased as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

During the three months ended March 31, 2016, the Company repurchased and cancelled 226,170 shares of its common stock at an aggregate cost of $1.6 million or $7.23 per share.  As of March 31, 2016, the Company had repurchased and cancelled a total of 281,598 shares of its common stock under this plan at an aggregate total cost of $2.0 million or $7.28 per share.

Regulatory Capital

Capital ratios for commercial banks in the United States are generally calculated using four different formulas.  These calculations are referred to as the “Leverage Ratio,” and three “risk-based” calculations known as: “Common Equity Tier I Capital Ratio,” “Tier One Risk Based Capital Ratio” and “Total Risk Based Capital Ratio.”  These metrics were developed through joint efforts of banking authorities from different countries around the world.  The standards are based on the premise that different types of assets have different levels of risk associated with them and take into consideration the off-balance sheet exposures of banks when assessing capital adequacy.

The Bank seeks to maintain strong levels of capital in order to generally be considered “well-capitalized” under the Prompt Corrective Action framework as determined by regulatory agencies.  The Company’s potential sources of capital include retained earnings and the issuance of equity, while the Bank’s primary sources of capital include retained earnings and capital contributions from Bancorp.

In 2013, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC, and the Office of the Comptroller of the Currency (“OCC”) issued final rules under Basel III (the “Basel III Capital Rules”), establishing a new comprehensive framework for regulatory capital for U.S. banking organizations.  These rules implement the Basel Committee’s December 2010 proposed framework, certain provisions of the Dodd-Frank Act, and revise the risk-based capital requirements applicable to bank-holding companies, and depository institutions, including the Company.  These rules became effective for the Company on January 1, 2015, and are subject to phase-in periods for certain of their components through 2019.

The significant changes outlined under the Basel III Capital Rules that are applicable to the Company and the Bank include:

•                  A Common Equity Tier I (“CET I”) capital measure, with a minimum ratio requirement of 4.5% CET I to risk-weighted assets, and for Prompt Corrective Action purposes 6.5% or greater to generally be considered “well-capitalized.”

•                  The capital conservation buffer is determined in addition to CET I of: 0.625% for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019.  The capital conservation buffer began phasing-in on January 1, 2016.

•                  The exclusion from CET I of certain items on a phased-in basis, such as deferred tax assets and intangible assets.  For 2016, certain deferred tax assets and intangible assets are phased-out of CET I at a rate of 60%, compared to 40% for 2015.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of March 31, 2016 and December 31, 2015:

	Regulatory Standard to Be Considered
	Adequately Capitalized (1)		Well Capitalized (2)	March 31, 2016		December 31, 2015
	Bank	Company	Bank	Company	Bank	Company	Bank
Ratio
Common Equity Tier I Capital Ratio	5.125%	5.125%	6.50%	12.23%	11.80%	12.61%	12.48%
Leverage ratio	4.000%	4.000%	5.00%	9.86%	9.13%	9.90%	9.50%
Tier I Risk-Based Capital Ratio	6.625%	6.625%	8.00%	12.74%	11.80%	13.01%	12.48%
Total Risk-Based Capital Ratio	8.625%	8.625%	10.00%	13.99%	13.05%	14.26%	13.74%

(1)          As of March 31, 2016, includes Capital Conservation Buffer of 0.625%.  On a fully phased-in basis, effective January 1, 2019, under Basel III Capital Rules, minimum capital ratios will be as follows: CET I: 7.0%; Tier I Risk-Based Capital Ratio: 8.5%; Total Risk-Based Capital Ratio: 10.5%.

(2)          Reflects minimum threshold to be considered “well capitalized” under Prompt Corrective Action framework, specific to depository institutions.

Capital ratios for both the Bank and the Company decreased in the first quarter of 2016 as compared to that reported at December 31, 2015.  The decrease in capital ratios for the Bank can be attributed in large part to a $10.0 million dividend paid to the holding company during the first quarter of 2016 to assist with the operational needs of the holding company, the payment of common stock dividends, and to fund repurchases of the Company’s common stock.  The decrease in capital ratios for the Company during the first quarter of 2016 can be attributed to growth in risk weighted assets, in conjunction with the payment of common stock dividends and repurchases of common stock.  As of March 31, 2016 and December 31, 2015 the Bank’s capital ratios were above minimum thresholds to generally be considered “well capitalized” for regulatory purposes.

At March 31, 2016, the Company was able to include $10.1 million of junior subordinated debt in its Tier I capital for regulatory capital purposes compared to $10.0 million at December 31, 2015.

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

The following table provides a summary of the Company’s significant and determinable contractual obligations by payment date as of March 31, 2016:

	Less Than	One to Three	Three to Five	More than	March 31,	December 31,
	One Year	Years	Years	Five Years	2016	2015
	(dollars in thousands)
Deposits (1)	$1,489,184	$61,484	$28,354	$3,553	$1,582,575	$1,564,944
FHLB advances and other borrowings	29,500	17,000	23,500	33,000	103,000	103,500
Operating lease obligations	1,365	1,784	1,496	2,266	6,911	7,083
Salary continuation payments	262	524	524	3,214	4,524	4,590
Junior subordinated debentures	-	-	-	13,496	13,496	13,496
Total obligations	$1,520,311	$80,792	$53,874	$55,529	$1,710,506	$1,693,613

(1) Deposits with no stated maturity of $1.3 billion are included in amounts due less than one year.

As disclosed in Note 10. Commitments and Contingencies, of the condensed consolidated financial statements filed on this Form 10-Q, the Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $12.7 million at March 31, 2016 compared to the $13.0 million at December 31, 2015.  Included in these letter of credit commitments is a single standby letter of credit, which was issued in September 2004, to guarantee the payment of taxable variable rate demand bonds.  The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility.  The amount of this letter of credit was $10.2 million and $10.4 million as of March 31, 2016 and December 31, 2015, respectively.  The letter of credit was undrawn as of March 31, 2016 and December 31, 2015, and will expire in September 2016.  The Bank has a corresponding line of credit with the FHLB in the amount of $10.2 million, which is collateralized by a blanket lien that includes all qualifying loans on the Bank’s balance sheet.

Additionally at March 31, 2016 and December 31, 2015, the Company had undisbursed loan commitments, made in the ordinary course of business, totaling $242.1 million for both periods.

	March 31,	December 31,
	2016	2015
	(dollars in thousands)
Commitments to Extend Credit
Commercial and industrial	$101,707	$101,592
Agriculture	39,308	38,146
Home equity lines of credit	34,349	32,072
Secured by real estate	28,157	37,269
Not secured by real estate	20,083	13,860
Other unused commitments	16,797	17,601
Credit card lines	1,660	1,585
Total commitments to extend credit	242,061	242,125
Standby letters of credit (1)	12,719	12,968
Total commitments and standby letters of credit	$254,780	$255,093

(1) Includes a standby letter of credit to one customer in the amount of $10.2 million and $10.4 million at March 31, 2016 and December 31, 2015, respectively.

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

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Company’s Asset Liability Committee (“ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives, including but not limited to maintaining sufficient liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions. ALCO meets regularly to assess projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank’s customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At March 31, 2016, these credit lines totaled $57.0 million and are unsecured. Additionally, the Bank has a borrowing facility with the FRB. The amount of available credit under the FRB facility is determined by the collateral provided by the Bank. As of March 31, 2016, the borrowing availability related to this facility was $3.4 million. At March 31, 2016, the Bank had no borrowings against the credit lines with its correspondent banks or the FRB facility. As previously mentioned, the Bank is a member of the FHLB and has available collateralized borrowing capacity of $339.9 million at March 31, 2016, in addition to the $103.0 million currently outstanding. Additionally, the Company has a $10.0 million unsecured line of credit available with a correspondent bank as a secondary liquidity source for the holding company.

The Bank also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows. As of March 31, 2016, the Company believes investments in the portfolio can be pledged or liquidated at their current fair values in the event they are needed to provide liquidity. The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 22.69% at March 31, 2016 compared to 25.32% at December 31, 2015, largely reflecting excess cash generated from deposit growth being deployed into the bond portfolio.

The ratio of gross loans to deposits, another key liquidity ratio, increased to 81.60% at March 31, 2016 compared to 79.7% at December 31, 2015. Management believes the level of liquid assets and available credit facilities are sufficient to meet current and anticipated funding needs. In addition, the Bank’s ALCO oversees the Company’s liquidity position by reviewing a monthly liquidity report. Management is not aware of any trends, demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material change in the Company’s liquidity.

Subsequent Events

Dividend Declaration

On April 27, 2016, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on May 31, 2016, to shareholders of the Company’s common stock as of May 18, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the Bank level. Thus, virtually all of the Company’s interest rate risk exposure lies at the Bank level other than $13.5 million in subordinated debentures issued by the Company’s subsidiary grantor trust. As a result, all significant interest rate risk procedures are performed at the Bank level. In addition to risk related to interest rate changes, the Bank’s real estate loan portfolio, concentrated primarily within the Santa Barbara and San Luis Obispo Counties of California, is subject to risks of changes in the underlying value of collateral as a result of changes in the local economy.

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

Management employs asset and liability management software to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of March 31, 2016. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies. Management will continue to perform this analysis each quarter.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s March 31, 2016 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200 bp rate increase and a 100 bp decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, a 200 bp decrease is not considered a realistic possibility and is therefore not presented.

The results in the table below indicate the change in net interest income the Company would expect to see as of March 31, 2016, if interest rates were to change immediately in the amounts set forth:

	March 31, 2016
	-100bp	+100bp	+200bp
	(dollars in thousands)
Net interest income	$59,298	$61,805	$63,070
$ Change from base	$(1,127)	$1,380	$2,645
% Change from base	-1.9%	2.3%	4.4%

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

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at March 31, 2016 and December 31, 2015:

	March 31, 2016
		Percent of
	Balance	Total
	(dollars in thousands)
Rate Type
Variable - daily	$175,305	13.6%
Variable other than daily	680,627	52.7%
Fixed rate	435,414	33.7%
Total gross loans	$1,291,346	100.0%

As of March 31, 2016, the table above identifies approximately 13.6% of the loan portfolio that will re-price immediately in a changing rate environment.  At March 31, 2016, approximately $855.9 million or 66.3% of the Company’s loan portfolio is considered variable.

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in market rates as of March 31, 2016:

	March 31, 2016
	Move in Index Rate (bps)
	+100	+150	+200	+250	+300	+350
	(dollars in thousands)
Cumulative variable daily	$72,744	$85,177	$89,577	$92,469	$92,600	$93,637
Cumulative variable other than daily	379,037	397,018	423,628	433,587	436,241	436,933
Cumulative total variable at floor	$451,781	$482,195	$513,205	$526,056	$528,841	$530,570

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Due to the nature of our business, we are involved in legal proceedings that arise in the ordinary course of our business.  While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I. Item 1A. Risk Factors” included in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.   These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.  During the three months ended March 31, 2016, there have been no material changes from the risk factors described in our 2015 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

Share repurchase activity during the three months ended March 31, 2016 is summarized in the table below:

			Total Number of	Dollar Value of
	Total Number	Weighted	Shares Purchased	Shares That May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
	Purchased	Paid Per Share	Announced Plans	Under the Plan
Period
1/1/2016 - 1/31/2016	-	$-	-	$-
2/1/2016 - 2/29/2016	211,076	$7.23	211,076	$3,059,871
3/1/2016 - 3/31/2016	15,094	$7.27	15,094	$2,950,155
Total (1)	226,170	$7.23	226,170

(1)          Shares repurchased under a written plan, compliant with Rule 10b5-1, and Rule 10b-18, as amended on January 6, 2016.  This plan allows the Company to repurchase shares of its common stock from time to time in an amount not to exceed $5.0 million.  Under this plan the Company repurchased a total of 281,598 shares of its common stock at an average price of $7.28 per share.  All shares repurchased under this plan were cancelled.

On January 6, 2016, the Company amended its stock repurchase program to extend the program beyond its expiration date of January 31, 2016. Under the amended plan, repurchase activity commenced on February 1, 2016 and may continue until August 2, 2016, the program’s new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company’s common stock, as well as under certain other circumstances as set forth in the amended program.  The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares repurchased as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

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

Exhibit 31.1 Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2 Rule 13a-14(a)  Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (unaudited), (iv) Condensed Consolidated Statements of Shareholders’ Equity, for the three months ended March 31, 2016 and 2015 (unaudited), (v) Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2016 and 2015 (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: May 6, 2016

/s/ Simone F. Lagomarsino	/s/ Jason C. Castle
Simone F. Lagomarsino	Jason C. Castle
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)