Form 10-Q
period 2016-06-30
HERITAGE OAKS BANCORP
filed 2016-08-05
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.

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

As of August 1, 2016, there were 34,205,542 shares of the registrant’s common stock outstanding.

Heritage Oaks Bancorp

and Subsidiaries

Part I.  Financial Information

Item 1. Financial Statements

Condensed Consolidated Financial Statements and the notes thereto begin on the next page.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2016	2015
	(dollars in thousands)
Assets
Cash and due from banks	$15,768	$15,610
Interest earning deposits in other banks	40,274	54,313
Total cash and cash equivalents	56,042	69,923
Investment securities available for sale, at fair value	446,877	450,935
Loans held for sale, at lower of cost or fair value	8,534	9,755
Gross loans held for investment	1,333,719	1,247,280
Net deferred loan fees	(1,181)	(1,132)
Allowance for loan and lease losses	(17,448)	(17,452)
Net loans held for investment	1,315,090	1,228,696
Premises and equipment, net	36,613	37,342
Bank-owned life insurance	33,284	32,850
Goodwill	24,885	24,885
Deferred tax assets, net	15,321	21,272
Federal Home Loan Bank stock	7,853	7,853
Other intangible assets	3,812	4,298
Other assets	13,221	11,930
Total assets	$1,961,532	$1,899,739

Liabilities
Non-interest bearing deposits	$546,520	$514,559
Interest bearing deposits	1,060,569	1,050,402
Total deposits	1,607,089	1,564,961
Short term FHLB borrowing	49,500	38,500
Long term FHLB borrowing	71,003	65,021
Junior subordinated debentures	10,529	10,438
Other liabilities	9,529	14,385
Total liabilities	1,747,650	1,693,305
Shareholders’ Equity
Common stock, no par value; authorized: 100,000,000 shares;
issued and outstanding: 34,205,542 shares and 34,353,014, shares as of
June 30, 2016 and December 31, 2015, respectively.	163,931	165,517
Additional paid in capital	8,668	8,251
Retained earnings	36,295	32,200
Accumulated other comprehensive income	4,988	466
Total shareholders’ equity	213,882	206,434
Total liabilities and shareholders’ equity	$1,961,532	$1,899,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
Interest Income
Loans, including fees	$15,315	$14,585	$29,930	$29,673
Investment securities	2,189	1,662	4,389	3,329
Other interest-earning assets	239	494	439	667
Total interest income	17,743	16,741	34,758	33,669
Interest Expense
Deposits	891	918	1,770	1,807
Other borrowings	553	581	1,071	1,122
Total interest expense	1,444	1,499	2,841	2,929
Net interest income before (reversal of) provision for loan and lease losses	16,299	15,242	31,917	30,740
(Reversal of) provision for loan and lease losses	(1,000)	-	(1,000)	-
Net interest income after (reversal of) provision for loan and lease losses	17,299	15,242	32,917	30,740
Non-Interest Income
Fees and service charges	1,194	1,213	2,403	2,420
Net gain on sale of mortgage loans	530	484	988	870
Earnings on BOLI	289	215	576	426
Other mortgage fee income	148	118	239	256
Gain on sale of investment securities	87	-	638	505
Gain on derivative instruments	65	-	597	-
Other income	270	241	549	795
Total non-interest income	2,583	2,271	5,990	5,272
Non-Interest Expense
Salaries and employee benefits	6,607	5,786	12,925	12,045
Professional services	1,972	1,702	3,858	3,108
Occupancy and equipment	1,649	1,748	3,276	3,335
Information technology	630	541	1,230	1,142
Regulatory assessments	315	300	625	597
Loan department expense	259	260	486	546
Sales and marketing	246	295	490	612
Amortization of intangible assets	243	262	486	524
Communication costs	125	144	250	285
OREO Write-downs	-	-	217	-
Other expense	1,018	391	1,842	1,048
Total non-interest expense	13,064	11,429	25,685	23,242
Income before income taxes	6,818	6,084	13,222	12,770
Income tax expense	2,603	2,284	5,022	4,901
Net income	4,215	3,800	8,200	7,869
Accretion on preferred stock	-	70	-	70
Net income available to common shareholders	$4,215	$3,730	$8,200	$7,799

Earnings Per Common Share
Basic	$0.12	$0.11	$0.24	$0.23
Diluted	$0.12	$0.11	$0.24	$0.23
Dividends Declared Per Common Share	$0.06	$0.06	$0.12	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income	$4,215	$3,800	$8,200	$7,869
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	5,566	(3,498)	8,441	(743)
Reclassification for net gains on investments included in net income	(87)	-	(638)	(505)
Other comprehensive income (loss), before income tax expense (benefit)	5,479	(3,498)	7,803	(1,248)
Income tax expense (benefit) related to items of other comprehensive income	2,304	(1,471)	3,281	(525)
Other comprehensive income (loss)	3,175	(2,027)	4,522	(723)
Comprehensive income	$7,390	$1,773	$12,722	$7,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
		Common Stock		Additional		Other	Total
	Preferred	Number of		Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Earnings	Income	Equity
	(dollars in thousands, except per share data)

Balance, December 31, 2014	$1,056	33,905,060	$164,196	$6,984	$24,772	$932	$197,940
Dividends declared ($0.11 per share)					(3,771)		(3,771)
Repurchases of common stock		(3,696)	(28)				(28)
Exercise of stock options		40,344	191				191
Partial conversion of Series C preferred stock	(1,056)	348,697	1,056	70	(70)		-
Share-based compensation				535			535
Tax benefit of share-based compensation				69			69
Net issuance of restricted share awards		23,837					-
Net income					7,869		7,869
Other comprehensive income						(723)	(723)
Balance, June 30, 2015	$-	34,314,242	$165,415	$7,658	$28,800	$209	$202,082

Balance, December 31, 2015	$-	34,353,014	$165,517	$8,251	$32,200	$466	$206,434
Dividends declared ($0.12 per share)					(4,105)		(4,105)
Repurchases of common stock		(226,170)	(1,635)				(1,635)
Exercise of stock options		7,877	49				49
Share-based compensation				525			525
Tax benefit of share-based compensation				(108)			(108)
Net issuance of restricted share awards		70,821					-
Net income					8,200		8,200
Other comprehensive income						4,522	4,522
Balance, June 30, 2016	$-	34,205,542	$163,931	$8,668	$36,295	$4,988	$213,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$8,200	$7,869
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,104	1,005
(Reversal of) provision for loan and lease losses	(1,000)	-
Write-downs on premises and equipment held for sale	-	138
Amortization of premiums / discounts	3,520	3,116
Amortization of intangible assets	486	524
Accretion of discount on acquired and purchased loans, net	(726)	(1,202)
Share-based compensation expense	569	535
Gain on sale of available for sale securities	(638)	(505)
Gain on sale of assets	-	(10)
Gain on sale of loans held for sale	(988)	(870)
Originations of loans held for sale	(70,907)	(76,630)
Proceeds from sale of loans held for sale	73,116	71,350
Net increase in bank owned life insurance	(434)	(321)
Decrease in deferred tax assets, net	2,669	2,265
Write-downs on OREO	217	-
Tax impact of share-based compensation	108	(69)
Decrease in other assets and other liabilities, net	(521)	1,073
Net cash provided by operating activities	14,775	8,268
Cash Flows from Investing Activities
Purchase of securities, available for sale	(95,375)	(97,489)
Sale of securities, available for sale	75,577	46,528
Proceeds from principal paydowns of securities, available for sale	28,845	22,941
Proceeds from sale of premises and equipment	-	9
(Increase) decrease in loans, net	(91,675)	2,591
Recoveries on previously charged-off loans	1,012	417
Proceeds from sale of foreclosed collateral	-	49
Purchase of property, premises and equipment, net	(375)	(1,191)
Net cash used in investing activities	(81,991)	(26,145)

	(Continued on next page)

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
	2016	2015
	(dollars in thousands)
Cash Flows from Financing Activities
Increase in deposits, net	42,134	116,849
Proceeds from Federal Home Loan Bank borrowing	142,500	36,000
Repayments of Federal Home Loan Bank borrowing	(125,500)	(38,000)
Net proceeds from exercise of stock options, including tax benefits	(59)	260
Dividends paid	(4,105)	(3,771)
Repurchases of common stock	(1,635)	(28)
Net cash provided by financing activities	53,335	111,310
Net (decrease) increase in cash and cash equivalents	(13,881)	93,433
Cash and cash equivalents, beginning of period	69,923	35,580
Cash and cash equivalents, end of period	$56,042	$129,013

Supplemental Cash Flow Information
Cash Flow Information
Interest paid	$2,809	$2,860
Income taxes paid	$2,710	$560
Non-Cash Flow Information
Change in unrealized gain (loss) on available for sale securities	$8,441	$(743)
Loans transferred to foreclosed assets	$-	$416
Accretion on preferred stock	$-	$70

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

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Significant Accounting Policies

The significant accounting policies that the Company applies are detailed in Note 1. Summary of Significant Accounting Policies, of the Company’s 2015 Annual Report filed on Form 10-K.  There have been no changes to these policies or their application during the three and six months ended June 30, 2016.

Note 1.  Summary of Significant Accounting Policies – continued

Recent Accounting Standards Updates

Recent Accounting Guidance Adopted

In September, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments to assets acquired and liabilities assumed in a business combination.  The new guidance under this update requires the cumulative impact of measurement period adjustments be recognized in the period the adjustment is determined. This update does not change what constitutes a measurement period adjustment, nor does it change the length of the measurement period. The new standard became effective for interim annual periods beginning after December 15, 2015 and should be applied prospectively to measurement period adjustments that occur after the effective date.  This update did not have an impact on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update changes the methodology used by financial institutions under current U.S. GAAP to recognize credit losses in the financial statements.  Currently, U.S. GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.    This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted.  Upon adoption of the amendments within this Update, the Company will be required to make a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently in the process of evaluating the impact the adoption of this update will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). This update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance under the update requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit on the income statement.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 31, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of this update, but does not expect a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update improves the understanding and comparability of lessees’ financial commitments by requiring lease assets and lease liabilities to be recognized on the balance sheet for those leases classified as operating leases under current U.S. GAAP. This ASU requires a lessee to recognize on the balance sheet a lease liability to make lease payments and a right of use asset, representing the right to use the underlying asset, during the term of the lease.  This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this update will have on its financial statements.

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

Note 1.  Summary of Significant Accounting Policies – continued

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

Note 2. Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	As of	Fair Value Measurements Using
	June 30,	Quoted Prices in	Significant Other	Significant
	2016	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Available for sale investments:
Obligations of U.S. government agencies	$58,016	$-	$58,016	$-
Mortgage backed securities
U.S government sponsored entities and agencies	240,838	-	240,838	-
Non-agency	26,749	-	26,749	-
State and municipal securities	111,544	-	111,544	-
Asset backed securities	9,730	-	9,730	-
Derivative financial instruments:
Interest rate swaps	1,503	-	1,503	-
Total assets measured on a recurring basis	$448,380	$-	$448,380	$-
Liabilities
Derivative financial instruments:
Interest rate swaps	$1,503	$-	$1,503	$-
Total liabilities measured on a recurring basis	$1,503	$-	$1,503	$-

Note 2. Fair Value of Assets and Liabilities - continued

	As of	Fair Value Measurements Using
	December 31,	Quoted Prices in	Significant Other	Significant
	2015	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Available for sale investments:
Obligations of U.S. government agencies	$47,318	$-	$47,318	$-
Mortgage backed securities
U.S government sponsored entities and agencies	245,235	-	245,235	-
Non-agency	34,317	-	34,317	-
State and municipal securities	108,406	-	108,406	-
Asset backed securities	15,627	-	15,627	-
Other investments	32	32	-	-
Derivative financial instruments:
Interest rate swaps	-	-	-	-
Total assets measured on a recurring basis	$450,935	$32	$450,903	$-
Liabilities
Derivative financial instruments:
Interest rate swaps	$-	$-	$-	$-
Total liabilities measured on a recurring basis	$-	$-	$-	$-

There were no transfers between levels of fair value measures during the six months ended June 30, 2016 and December 31, 2015 for assets measured at fair value on a recurring basis.  As of June 30, 2016 and December 31, 2015, there were no assets or liabilities classified as Level 3.

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

	As of	Fair Value Measurements Using
	June 30,	Quoted Prices in	Significant Other	Significant
	2016	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
(dollars in thousands)
Assets
Other real estate owned	$111	$-	$111	$-	$217
Total assets measured on a non-recurring basis	$111	$-	$111	$-	$217

Note 2. Fair Value of Assets and Liabilities - continued

	As of	Fair Value Measurements Using
	December 31,	Quoted Prices in	Significant Other	Significant
	2015	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
(dollars in thousands)
Assets
Other real estate owned	$-	$-	$-	$-	$-
Total assets measured on a non-recurring basis	$-	$-	$-	$-	$-

There were no transfers between levels of fair value measures during the six months ended June 30, 2016 for assets measured at fair value on a non-recurring basis.

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments at June 30, 2016 and December 31, 2015:

	As of	Fair Value Measurements Using
	June 30,	Quoted Prices in	Significant Other	Significant
	2016	Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$56,042	$56,042	$-	$-	$56,042
Investment securities available for sale	446,877	-	446,877	-	446,877
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net	1,315,090	-	-	1,330,362	1,330,362
Loans held for sale	8,534	-	8,534	-	8,534
Interest rate swaps	1,503	-	1,503	-	1,503
Accrued interest receivable	6,540	-	2,503	4,037	6,540
Liabilities
Non-interest bearing deposits	546,520	546,520	-	-	546,520
Interest bearing deposits	1,060,569	-	1,060,804	-	1,060,804
Federal Home Loan Bank advances	120,503	-	122,657	-	122,657
Junior subordinated debentures	10,529	-	-	8,252	8,252
Interest rate swaps	1,503	-	1,503	-	1,503
Accrued interest payable	422	-	422	-	422

Note 2. Fair Value of Assets and Liabilities - continued

	As of	Fair Value Measurements Using
	December 31,	Quoted Prices in	Significant Other	Significant
	2015	Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$69,923	$69,923	$-	$-	$69,923
Investment securities available for sale	450,935	32	450,903	-	450,935
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net	1,228,696	-	-	1,250,903	1,250,903
Loans held for sale	9,755	-	9,755	-	9,755
Interest rate swaps	-	-	-	-	-
Accrued interest receivable	6,256	-	2,589	3,667	6,256
Liabilities
Non-interest bearing deposits	514,559	514,559	-	-	514,559
Interest bearing deposits	1,050,402	-	1,051,731	-	1,051,731
Federal Home Loan Bank advances	103,521	-	104,718	-	104,718
Junior subordinated debentures	10,438	-	-	8,195	8,195
Interest rate swaps	-	-	-	-	-
Accrued interest payable	390	-	390	-	390

Information on off-balance sheet instruments as of June 30, 2016 and December 31, 2015 follows:

	June 30, 2016		December 31, 2015
	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
(dollars in thousands)
Off-balance sheet instruments, commitments to
extend credit and standby letters of credit	$277,466	$2,775	$255,093	$2,551

Note 3. Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are reported as available for sale at June 30, 2016 and December 31, 2015:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$58,070	$366	$(420)	$58,016
Mortgage backed securities
U.S. government sponsored entities and agencies	238,974	2,634	(770)	240,838
Non-agency	26,624	252	(127)	26,749
State and municipal securities	104,514	7,030	-	111,544
Asset backed securities	10,088	-	(358)	9,730
Total available for sale securities	$438,270	$10,282	$(1,675)	$446,877

Note 3. Investment Securities - continued

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$47,478	$269	$(429)	$47,318
Mortgage backed securities
U.S. government sponsored entities and agencies	246,561	986	(2,312)	245,235
Non-agency	34,645	-	(328)	34,317
State and municipal securities	105,164	3,486	(244)	108,406
Asset backed securities	16,183	-	(556)	15,627
Other investments	100	-	(68)	32
Total available for sale securities	$450,131	$4,741	$(3,937)	$450,935

Available for sale investment securities which have an unrealized loss position at June 30, 2016 and December 31, 2015 are detailed below:

	June 30, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$7,769	$(35)	$24,004	$(385)	$31,773	$(420)
Mortgage backed securities
U.S. government sponsored entities and agencies	42,250	(435)	16,248	(335)	58,498	(770)
Non-agency	6,911	(89)	2,679	(38)	9,590	(127)
State and municipal securities	-	-	-	-	-	-
Asset backed securities	-	-	9,729	(358)	9,729	(358)
Total	$56,930	$(559)	$52,660	$(1,116)	$109,590	$(1,675)

	December 31, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$34,533	$(429)	$-	$-	$34,533	$(429)
Mortgage backed securities
U.S. government sponsored entities and agencies	131,570	(1,485)	31,558	(827)	163,128	(2,312)
Non-agency	31,400	(317)	2,917	(11)	34,317	(328)
State and municipal securities	15,660	(243)	235	(1)	15,895	(244)
Asset backed securities	-	-	15,626	(556)	15,626	(556)
Other investments	32	(68)	-	-	32	(68)
Total	$213,195	$(2,542)	$50,336	$(1,395)	$263,531	$(3,937)

A total of 42 and 104 securities were in an unrealized loss position as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the Company believes that unrealized losses on its investment securities are not attributable to credit quality, but rather fluctuations in market prices.  In the case of the agency mortgage related securities, contractual cash flows are guaranteed by agencies of the U.S. Government.  While the Company’s investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration depending on the instrument’s priority in the overall cash flow structure and the characteristics of the loans underlying the investment security.

Note 3. Investment Securities – continued

Management does not intend to sell and it is unlikely that management will be required to sell these securities prior to their anticipated recovery.  As of June 30, 2016, the Company does not believe unrealized losses related to any of its securities are other than temporary.

The proceeds from the sales and calls of securities and the associated gains and losses for the three and six months ended June 30, 2016 and 2015 are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Proceeds	$18,298	$-	$75,577	$46,528
Gross gains	149	-	1,020	679
Gross losses	(62)	-	(382)	(174)

The income tax expense related to these net realized gains was $37 thousand and $0 for the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

The table below provides a maturity distribution of available for sale investment securities at June 30, 2016 and December 31, 2015. The table reflects the expected lives of mortgage-backed securities, based on the Company’s historical prepayment experience, because borrowers have the right to prepay obligations without prepayment penalties.  Included in the Company’s mortgage-backed securities are home equity conversion mortgages, which typically possess prepayment characteristics that differ from traditional mortgage-backed securities, such that prepayment activity is not as closely correlated with changes in interest rates.  Contractual maturities are reflected for all other security types.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016		December 31, 2015
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Due one year or less	$39,563	$39,648	$51,049	$50,978
Due after one year through five years	149,395	150,587	153,444	152,916
Due after five years through ten years	167,301	173,908	182,996	184,870
Due after ten years	82,011	82,734	62,642	62,171
Total	$438,270	$446,877	$450,131	$450,935

Securities having an amortized cost and a fair value of $165.6 million and $170.2 million, respectively at June 30, 2016, and $153.9 million and $155.2 million, respectively at December 31, 2015 were pledged to secure public deposits.  At June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

Note 3. Investment Securities – continued

The following table summarizes earnings on investment securities, both taxable, and those that are exempt from federal taxation for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Taxable earnings on investment securities
Mortgage backed securities	$1,204	$738	$2,458	$1,591
Obligations of U.S. government agencies	207	191	345	326
State and municipal securities	145	126	332	188
Asset backed securities	26	32	68	80
Earnings on investment securities exempt from federal taxation
State and municipal securities	607	575	1,186	1,144
Total	$2,189	$1,662	$4,389	$3,329

Note 4. Loans and Allowance for Loan and Lease Losses

The following table provides a summary of outstanding loan balances as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Non-PCI	PCI	Total Loans	Non-PCI	PCI	Total Loans
	Loans	Loans	Receivable	Loans	Loans	Receivable
	(dollars in thousands)
Real Estate Secured
Commercial	$612,766	$5,634	$618,400	$573,559	$5,685	$579,244
Residential 1 to 4 family	183,976	121	184,097	165,256	573	165,829
Farmland	131,574	-	131,574	120,566	-	120,566
Multi-family residential	85,254	-	85,254	79,381	-	79,381
Construction and land	36,494	259	36,753	35,387	282	35,669
Home equity lines of credit	27,991	-	27,991	31,387	-	31,387
Total real estate secured	1,078,055	6,014	1,084,069	1,005,536	6,540	1,012,076
Commercial
Commercial and industrial	182,102	543	182,645	164,025	783	164,808
Agriculture	60,601	1,460	62,061	62,911	1,452	64,363
Total commercial	242,703	2,003	244,706	226,936	2,235	229,171
Consumer	4,944	-	4,944	6,033	-	6,033
Total loans held for investment	1,325,702	8,017	1,333,719	1,238,505	8,775	1,247,280
Deferred loan fees	(1,181)	-	(1,181)	(1,132)	-	(1,132)
Allowance for loan and lease losses	(17,371)	(77)	(17,448)	(17,373)	(79)	(17,452)
Total net loans held for investment	$1,307,150	$7,940	$1,315,090	$1,220,000	$8,696	$1,228,696

Loans held for sale	$8,534	$-	$8,534	$9,755	$-	$9,755

Note 4. Loans and Allowance for Loan and Lease Losses – continued

Acquired non-PCI loans totaled $145.9 million and $163.8 million as of June 30, 2016 and December 31, 2015, respectively, and are included in total non-PCI loans in the table above.  The decline in these loan balances is attributable to loan prepayments, payoffs, and scheduled principal reduction.

Loans held for sale consist of single-family residential mortgage loans under contract to be sold in the secondary market.  In most cases these loans are sold within thirty to sixty days.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate, including residential 1 to 4 family loans originated and held for sale, totaling $1.1 billion at June 30, 2016 and $1.0 billion at December 31, 2015, respectively.  These loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara, and Ventura.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurance that deterioration in the California real estate market, or the impact of the current California drought on our real estate collateralized loans, would not expose the Company to significantly greater credit risk.

Loans Serviced for Others

Loans serviced for others are not included in the Company’s consolidated financial statements.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $35.8 million and $38.0 million at June 30, 2016 and December 31, 2015, respectively.  Periodically, the Company originates SBA loans for sale for which it retains the servicing of the guaranteed portion of the loan sold.  At June 30, 2016 and December 31, 2015, the unpaid principal balance of SBA loans serviced for others totaled $7.3 million and $8.5 million, respectively.  The Company did not sell any SBA loans during the six months ended June 30, 2016 and 2015.

Pledged Loans

At June 30, 2016, the Bank has pledged $702.6 million of loans to the FHLB of San Francisco to secure a credit facility totaling $484.9 million under a blanket lien. Of this credit facility, $10.2 million is available as a line of credit, while the remainder is available for potential future borrowings.

Purchased Credit Impaired Loans

As part of the acquisition of Mission Community Bancorp in 2014 (the “MISN Transaction”), the Company acquired certain loans classified as PCI loans. These loans have exhibited evidence of deterioration in credit quality since their origination, and at their acquisition it was deemed probable all contractually required payments would not be collected.

Note 4. Loans and Allowance for Loan and Lease Losses – continued

The table below summarizes the unpaid principal balance and carrying amount of PCI loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Unpaid Principal Balance	Carrying Amount	Unpaid Principal Balance	Carrying Amount
	(dollars in thousands)
Real Estate Secured
Commercial	$7,006	$5,634	$7,139	$5,685
Construction and land	345	259	382	282
Residential 1 to 4 family	196	121	875	573
Total real estate secured	7,547	6,014	8,396	6,540
Commercial
Agriculture	1,500	1,460	1,500	1,452
Commercial and industrial	846	543	1,211	783
Total commercial	2,346	2,003	2,711	2,235
Total PCI loans	$9,893	$8,017	$11,107	$8,775

The following table summarizes activity in the accretable yield, or income expected to be collected on PCI loans for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Beginning balance	$3,718	$4,243	$3,821	$4,374
Accretion of income	(439)	(254)	(655)	(932)
Reclassifications (to) from nonaccretable difference (1)	(10)	475	103	1,022
Ending balance	$3,269	$4,464	$3,269	$4,464

(1) Reclassification (to) from nonaccretable difference is attributed to changes in expected future cash flows on PCI loans.

Note 4. Loans and Allowance for Loan and Lease Losses – continued

Impaired Loans

The following tables provide a summary of the Company’s recorded investment in non-PCI and PCI impaired loans as of and for the periods presented:

				For the Three Months Ended		For the Six Months Ended
	June 30, 2016			June 30, 2016		June 30, 2016
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Construction and land	$4,838	$9,438	$-	$5,067	$19	$5,091	$42
Commercial	2,429	3,531	-	3,179	31	3,451	62
Farmland	401	406	-	673	11	644	23
Residential 1 to 4 family	274	426	-	278	5	416	10
Home equity lines of credit	84	86	-	65	-	72	-
Commercial
Commercial and industrial	2,931	3,171	-	2,913	38	2,750	82
Agriculture	1,369	1,459	-	1,112	12	983	21
Consumer	226	242	-	184	2	172	3
Total	12,552	18,759	-	13,471	118	13,579	243

With Related Allowance
Real Estate Secured
Commercial	283	303	36	286	4	289	8
Commercial
Commercial and industrial	2,191	2,246	185	2,257	24	2,110	53
Agriculture	363	369	88	373	-	382	3
Total	2,837	2,918	309	2,916	28	2,781	64
Total Non-PCI impaired loans	$15,389	$21,677	$309	$16,387	$146	$16,360	$307

Note 4. Loans and Allowance for Loan and Lease Losses – continued

				For the Three Months Ended		For the Six Months Ended
	June 30, 2016			June 30, 2016		June 30, 2016
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$5,116	$6,486	$-	$5,126	$124	$5,136	$246
Residential 1 to 4 family	121	196	-	349	231	423	249
Construction and land	59	145	-	58	9	56	18
Commercial
Agriculture	1,460	1,500	-	1,457	30	1,455	57
Commercial and industrial	127	429	-	185	26	231	45
Total	6,883	8,756	-	7,175	420	7,301	615

With Related Allowance
Real Estate Secured
Commercial	518	520	40	521	9	524	19
Construction and land	200	200	5	206	3	213	7
Commercial
Commercial and industrial	416	417	32	428	7	439	14
Total	1,134	1,137	77	1,155	19	1,176	40
Total PCI loans	$8,017	$9,893	$77	$8,330	$439	$8,477	$655

				For the Three Months Ended		For the Six Months Ended
	December 31, 2015			June 30, 2015		June 30, 2015
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Construction and land	$5,138	$9,615	$-	$1,496	$24	$1,570	$47
Commercial	3,855	5,328	-	4,263	38	4,211	75
Residential 1 to 4 family	694	860	-	680	1	540	1
Farmland	587	588	-	725	3	578	19
Home equity lines of credit	85	86	-	66	-	130	-
Commercial
Commercial and industrial	2,295	2,510	-	3,993	12	3,680	34
Agriculture	724	815	-	657	1	678	1
Consumer	146	204	-	160	1	144	3
Total	13,524	20,006	-	12,040	80	11,531	180

With Related Allowance
Real Estate Secured
Commercial	435	665	59	476	-	483	-
Land	-	-	-	4,637	-	4,666	-
Commercial
Commercial and industrial	1,944	1,972	156	980	16	967	29
Agriculture	400	400	39	-	-	-	-
Total	2,779	3,037	254	6,093	16	6,116	29
Total Non-PCI impaired loans	$16,303	$23,043	$254	$18,133	$96	$17,647	$209

Note 4. Loans and Allowance for Loan and Lease Losses – continued

				For the Three Months Ended		For the Six Months Ended
	December 31, 2015			June 30, 2015		June 30, 2015
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$5,156	$6,601	$-	$4,951	$125	$5,073	$665
Residential 1 to 4 family	573	875	-	449	13	450	24
Construction and land	53	152	-	555	20	556	38
Commercial
Agriculture	1,452	1,500	-	1,435	29	1,433	58
Commercial and industrial	297	712	-	552	30	602	60
Total	7,531	9,840	-	7,942	217	8,114	845

With Related Allowance
Real Estate Secured
Commercial	529	538	41	806	19	800	49
Construction and land	229	230	5	274	5	280	10
Residential 1 to 4 family	-	-	-	115	3	114	6
Commercial
Commercial and industrial	486	499	33	661	11	671	22
Total	1,244	1,267	79	1,856	38	1,865	87
Total PCI loans	$8,775	$11,107	$79	$9,798	$255	$9,979	$932

The Company did not record income from the receipt of cash payments related to non-accruing loans during the six month periods ended June 30, 2016 and 2015.  If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.2 million for the three month periods ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.4 million for the six month periods ended June 30, 2016 and 2015, respectively.  Interest income recognized on impaired loans in the tables above represents interest the Company recognized on accruing TDRs, as well as accruing PCI loans.

At June 30, 2016, the Company had two home equity lines of credit loans, secured by residential 1 to 4 family real estate, that were in the process of foreclosure.  These loans totaled $0.1 million at June 30, 2016.  There were no residential 1 to 4 family properties included in foreclosed assets as of June 30, 2016.

Troubled Debt Restructurings

The majority of the Bank’s TDRs were granted concessions with respect to interest rates, payment structure and/or maturity. Modifications to loans as TDRs during the three and six month periods ended June 30, 2016 were primarily comprised of extensions of a loan’s maturity at the loan’s original interest rate, which was lower than the market rate of interest for new credit with similar risk.  Extensions of maturity were for periods ranging from 6 months to 10 years.  At June 30, 2016, the Company was not committed to lend any additional funds to borrowers with loans modified as TDRs.  As of June 30, 2016 the Company had established valuation allowances for loans modified as TDRs totaling $0.3 million.

Note 4. Loans and Allowance for Loan and Lease Losses – continued

The following table provides a summary of loans classified as TDRs as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
	(dollars in thousands)
Non-PCI loans
Real estate secured
Construction and land	$791	$3,836	$4,627	$1,171	$3,968	$5,139
Commercial	2,480	123	2,603	2,395	435	2,830
Farmland	324	77	401	504	82	586
Residential 1 to 4 family	274	-	274	613	81	694
Commercial
Commercial and industrial	3,297	1,554	4,851	2,698	1,515	4,213
Agriculture	1,369	363	1,732	1,124	-	1,124
Consumer	109	9	118	114	10	124
Total non-PCI loans	8,644	5,962	14,606	8,619	6,091	14,710
PCI loans
Real estate secured
Commercial	910	31	941	922	46	968
Construction and land	59	-	59	54	-	54
Commercial
Commercial and industrial	417	38	455	461	66	527
Total PCI loans	1,386	69	1,455	1,437	112	1,549
Total TDRs	$10,030	$6,031	$16,061	$10,056	$6,203	$16,259

The following tables summarize loan modifications which resulted in TDRs during the periods presented below:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2016			June 30, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	TDRs	Investment	Investment	TDRs	Investment	Investment
	(dollars in thousands)
Non-PCI Loans
Commercial
Commercial and industrial	5	$183	$183	13	$1,528	$1,528
Agriculture	-	-	-	1	10	10
Total TDRs	5	$183	$183	14	$1,538	$1,538

Note 4. Loans and Allowance for Loan and Lease Losses – continued

	For the Three Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	TDRs	Investment	Investment	TDRs	Investment	Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Farmland	1	$498	$498	1	$498	$498
Commercial	1	106	106	4	670	670
Land	1	97	97	1	97	97
Residential 1 to 4 family	1	90	90	3	624	624
Commercial
Commercial and industrial	5	1,926	1,926	9	2,113	2,113
Agriculture	-	-	-	1	898	898
Consumer	-	-	-	1	57	57
Total non-PCI loans	9	2,717	2,717	20	4,957	4,957
PCI Loans
Real Estate Secured
Commercial	4	645	645	4	645	645
Land	1	50	50	1	50	50
Total PCI loans	5	695	695	5	695	695
Total TDRs	14	$3,412	$3,412	25	$5,652	$5,652

The following tables summarize loans that were modified as troubled debt restructurings within the twelve months prior to the balance sheet date, and for which there was a payment default during the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2016
	Number of	Recorded	Number of	Recorded
	TDRs	Investment	TDRs	Investment
Non-PCI Loans	(dollars in thousands)
Real Estate Secured
Farmland	-	$-	1	$80
Total	-	$-	1	$80

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2015
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-PCI Loans	(dollars in thousands)
Commercial
Commercial and industrial	-	$-	1	$18
Total	-	$-	1	$18

Note 4. Loans and Allowance for Loan and Lease Losses – continued

Allowance for Loan and Lease Losses

The following table summarizes the activity in the allowance for loan and lease losses by portfolio segment for the periods presented below:

	For the Three Months Ended June 30, 2016
	Balance March 31, 2016	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance June 30, 2016
	(dollars in thousands)
Other real estate secured	$10,831	$-	$621	$(798)	$10,654
Commercial	5,592	(4)	129	(108)	5,609
Construction and land	558	-	131	(198)	491
Consumer	159	(2)	8	17	182
Unallocated	425			87	512
Total	$17,565	$(6)	$889	$(1,000)	$17,448

	For the Six Months Ended June 30, 2016
	Balance December 31, 2015	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance June 30, 2016
	(dollars in thousands)
Other real estate secured	$11,161	-	$626	$(1,133)	$10,654
Commercial	5,372	(12)	230	19	5,609
Construction and land	623	-	144	(276)	491
Consumer	173	(4)	12	1	182
Unallocated	123			389	512
Total	$17,452	$(16)	$1,012	$(1,000)	$17,448

	For the Three Months Ended June 30, 2015
	Balance March 31, 2015	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance June 30, 2015
	(dollars in thousands)
Other real estate secured	$9,374	$(16)	$73	$204	$9,635
Commercial	4,495	(143)	142	499	4,993
Construction and land	2,044	-	13	(117)	1,940
Consumer	190	(5)	5	(19)	171
Unallocated	810			(567)	243
Total	$16,913	$(164)	$233	$-	$16,982

	For the Six Months Ended June 30, 2015
	Balance December 31, 2014	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance June 30, 2015
	(dollars in thousands)
Other real estate secured	$9,129	$(55)	$76	$485	$9,635
Commercial	5,125	(143)	309	(298)	4,993
Construction and land	2,000	(34)	24	(50)	1,940
Consumer	202	(5)	8	(34)	171
Unallocated	346			(103)	243
Total	$16,802	$(237)	$417	$-	$16,982

Note 4. Loans and Allowance for Loan and Lease Losses – continued

The following tables disaggregate the allowance for loan and lease losses and the recorded investment in loans by impairment methodology as of the dates presented below:

	June 30, 2016
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$36	$10,578	$40	$3,471	$1,038,090	$5,755
Commercial	273	5,304	32	6,854	235,849	2,003
Construction and land	-	486	5	4,838	31,656	259
Consumer	-	182	-	226	4,718	-
Unallocated	-	512	-	-	-	-
Total	$309	$17,062	$77	$15,389	$1,310,313	$8,017

	December 31, 2015
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$59	$11,061	$41	$5,656	$964,493	$6,258
Commercial	195	5,144	33	5,363	221,573	2,235
Construction and land	-	618	5	5,138	30,249	282
Consumer	-	173	-	146	5,887	-
Unallocated	-	123	-	-	-	-
Total	$254	$17,119	$79	$16,303	$1,222,202	$8,775

At June 30, 2016, total gross loans of $1.3 billion in the table above include $153.9 million of non-PCI and PCI loans acquired in the MISN Transaction.  These loans were initially recorded at fair value, and had no related ALLL on the acquisition date.  At June 30, 2016 and December 31, 2015 the ALLL for acquired non-PCI loans was $0.2 million, respectively, and is included in the ALLL for loans collectively evaluated for impairment.  The incremental ALLL allocation for acquired non-PCI loans was not due to deterioration in credit quality, but rather due to accelerated accretion of purchase discounts attributable to loan paydowns and payoffs.  The ALLL for PCI loans was $0.1 million as of June 30, 2016 and December 31, 2015, and is attributable to unfavorable changes in expected future cash flows on certain PCI loans.

Reserve for Off-Balance Sheet Loan Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit.  Estimated losses inherent in the outstanding balance of these commitments is not included in the ALLL, but is recorded separately, and included as a component of other liabilities in the consolidated balance sheets. The balance of the reserve for off-balance sheet commitments was $0.5 million at June 30, 2016 and December 31, 2015.

Note 4. Loans and Allowance for Loan and Lease Losses — continued

Credit Quality

The following tables stratify loans held for investment by the Company’s internal risk grading system as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Credit Risk Grades
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI loans
Real estate secured
Commercial	$593,942	$4,007	$14,817	$-	$612,766
Residential 1 to 4 family	183,370	105	501	-	183,976
Farmland	129,820	470	1,284	-	131,574
Multi-family residential	85,254	-	-	-	85,254
Construction and land	32,309	-	4,185	-	36,494
Home equity lines of credit	27,774	-	217	-	27,991
Commercial
Commercial and industrial	171,385	702	10,015	-	182,102
Agriculture	53,941	1,062	5,598	-	60,601
Consumer	4,749	12	183	-	4,944
Total non-PCI loans	1,282,544	6,358	36,800	-	1,325,702
PCI loans
Real estate secured
Commercial	152	2,234	3,248	-	5,634
Construction and land	259	-	-	-	259
Residential 1 to 4 family	-	121	-	-	121
Commercial
Agriculture	-	-	1,460	-	1,460
Commercial and industrial	57	11	475	-	543
Total PCI loans	468	2,366	5,183	-	8,017
Total loans held for investment	$1,283,012	$8,724	$41,983	$-	$1,333,719

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

Note 4. Loans and Allowance for Loan and Lease Losses – continued

Aging of Loans Held for Investment

The following tables summarize the aging of loans held for investment as of the dates indicated below:

	June 30, 2016
		Days Past Due
				90+ and Still	Non-
	Current	30-59	60-89	Accruing	Accruing (1)	Total
	(dollars in thousands)
Non-PCI loans
Real Estate Secured
Commercial	$612,533	$-	$-	$-	$233	$612,766
Residential 1 to 4 family	183,976	-	-	-	-	183,976
Farmland	131,497	-	-	-	77	131,574
Multi-family residential	85,254	-	-	-	-	85,254
Construction and land	32,448	-	-	-	4,046	36,494
Home equity lines of credit	27,907	-	-	-	84	27,991
Commercial
Commercial and industrial	180,276	-	-	-	1,826	182,102
Agriculture	59,760	97	381	-	363	60,601
Consumer	4,827	-	-	-	117	4,944
Total non-PCI loans	1,318,478	97	381	-	6,746	1,325,702
PCI loans
Real estate secured
Commercial	5,603	-	-	-	31	5,634
Construction and land	259	-	-	-	-	259
Residential 1 to 4 family	121	-	-	-	-	121
Commercial
Agriculture	1,460	-	-	-	-	1,460
Commercial and industrial	503	-	-	-	40	543
Total PCI loans	7,946	-	-	-	71	8,017
Total loans held for investment	$1,326,424	$97	$381	$-	$6,817	$1,333,719

(1)    At June 30, 2016, $6.1 million of non-accruing loans were current, $0.1 million were 30-59 days past due, $0.1 million were 60-89 days past due, and $0.5 million were 90+ days past due.

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

Note 5. Income Taxes

Deferred tax assets relate to amounts that are expected to be realized through subsequent reversals of existing temporary differences over the period they are expected to reverse.  The ultimate realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are expected to reverse.  U.S. GAAP requires that companies assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence, both positive and negative, that can be objectively verified.  At June 30, 2016 and December 31, 2015 there was no valuation allowance for the Company’s deferred tax assets.  The Company’s deferred tax assets totaled $15.3 million at June 30, 2016, and $21.3 million at December 31, 2015.

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2015, 2014, 2013, 2012 are open to audit by federal taxing authorities while income tax returns are open to audit by state taxing authorities for the years ended December 31, 2015, 2014, 2013, 2012, and 2011. The Company does not have any uncertain income tax positions and has not accrued for any interest or penalties as of June 30, 2016 and December 31, 2015.

Note 5. Income Taxes – continued

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

Note 6. Goodwill and Other Intangible Assets

Intangible assets consist of goodwill and core deposit intangible assets (“CDI”) associated with the acquisition of core deposit balances.  At June 30, 2016 and December 31, 2015, the carrying value of goodwill was $24.9 million.  At June 30, 2016 and December 31, 2015, the balance of CDI was $3.8 million and $4.3 million.  CDI assets are subject to amortization.  Amortization was $0.2 million and $0.3 million for the three months ended June 30, 2016 and 2015 and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of CDI and provides an estimate for future amortization as of June 30, 2016:

	June 30, 2016
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(dollars in thousands)
Core deposit intangibles	$9,261	$(5,449)	$3,812

	June 30, 2016
	Beginning	Estimated	Projected Ending
	Balance	Amortization	Balance
	(dollars in thousands)
Period
Year 2016	$3,812	$(458)	$3,354
Year 2017	3,354	(588)	2,766
Year 2018	2,766	(549)	2,217
Year 2019	2,217	(522)	1,695
Year 2020	1,695	(441)	1,254
Year 2021	1,254	(419)	835

Note 7. Share-based Compensation Plans

As of June 30, 2016, the Company had one active share-based employee compensation plan, which was approved by the Company’s shareholders in May 2015.  This plan, referred to as the “2015 Equity Incentive Plan,” authorizes the Company to grant various types of share-based compensation awards to the Company’s employees and Board of Directors such as stock options, restricted stock awards, and restricted stock units.  Under the 2015 Equity Incentive Plan a maximum of 2,500,000 shares of the Company’s common stock may be issued. Shares issued under this plan, other than stock options and stock appreciation rights, are counted against the plan on a two shares for every one share actually issued basis.  Awards that are cancelled, expired, forfeited, fail to vest, or otherwise result in issued shares not being delivered to the grantee, are again made available for the issuance of future share-based compensation awards.  Additionally, under this plan, no one individual may be granted shares in aggregate that exceed more than 250,000 shares during any calendar year.  The Company’s Board of Directors may terminate the 2015 Equity Incentive Plan at any time, and for any reason before the plan expires on December 3, 2024.

The Company also has two non-active share-based compensation plans.  These plans are referred to as the “2005 Equity Based Compensation Plan,” and the “1997 Stock Option Plan.”  As of June 30, 2016, no further grants can be made from either of these plans.

Note 7. Share-based Compensation Plans – continued

Restricted Stock Awards

The Company grants restricted stock periodically for the benefit of employees and to members of the Board of Directors.  Restricted stock issued typically vests ratably over a period of three to five years depending on the specific terms of the grant.  Restricted stock grants may be subject to the achievement of certain performance goals.  Compensation costs related to restricted stock awards are recognized over the vesting period of those awards and included in salaries and employee benefits.  Compensation cost related to awards that are subject to performance conditions is recognized over the vesting period if the Company believes it is more likely than not that the performance conditions will be achieved.  If the Company believes it is more likely than not that performance conditions will not be achieved, the Company ceases the accrual of compensation cost for the related award, and previously recognized compensation cost for the unvested portion of the award is reversed from earnings.  The Company includes a forfeiture rate assumption in its accrual for compensation cost associated with restricted stock awards, which is based on the Company’s historical experience with such awards.

The following table provides a summary of activity related to restricted stock granted for the six months ended June 30, 2016:

	Number of	Average Grant
	Shares	Date Fair Value
Balance December 31, 2015	162,394	$7.30
Granted	86,086	7.77
Vested	(32,276)	6.88
Forfeited	(15,265)	7.75
Balance June 30, 2016	200,939	$7.53

Included in the table above are performance-based grants of restricted stock totaling 13,245 shares as of June 30, 2016.

Restricted Stock Units

Restricted stock units are granted periodically for the benefit of employees.  Upon vesting, certain of these awards settle in shares of the Company’s common stock, while others settle in cash.  Awards that settle in shares of the Company’s common stock are made to executive officers, while those that settle in cash are made to other officers of the Bank.  The Company recognizes compensation cost associated with restricted stock units that settle in shares of the Company’s common stock through charges to current period earnings, included in salaries and employee benefits, and a corresponding increase in additional paid in capital.  Compensation cost for these awards is recognized ratably over the period in which the awards are expected to vest.  For restricted stock units that settle in cash, the Company accrues a liability for the ultimate settlement of the award through charges to current period earnings, included in salaries and employee benefits.  Compensation cost for these awards is recognized ratably over the period in which the awards are expected to vest.

Restricted stock units that settle in shares of the Company’s common stock have vesting conditions which are based on pre-determined performance targets.  Based on the achievement of these performance targets, the number of awards that vest can be adjusted upward to a maximum of 150% of the granted amount or downward to zero.  Certain of the Company’s performance based restricted stock units have performance targets based on the Company’s return on average assets and total shareholder return over a specified period of time, relative to the Company’s pre-determined peer group.

The grant date fair value of performance based restricted stock units that do not contain a market condition, such as those where vesting is based on total shareholder return, is equivalent to the price of the Company’s common stock on the date of grant.  The Company incorporates a forfeiture rate assumption in its accrual for compensation cost for these awards, which is based on the Company’s historical experience with similar awards.  For awards that contain a market condition, the Company employs the use of a Monte Carlo simulation through an independent party to determine the grant date fair value of those awards.  The Monte Carlo simulation estimates the grant date fair value of these awards using input assumptions similar to those in the Black-Scholes model, however it also incorporates into the grant date fair value calculation the probability that the performance targets will or will not be achieved.

Note 7. Share-based Compensation Plans – continued

The grant date fair value for restricted stock units that settle in cash is equivalent to the price of the Company’s common stock on the date of grant.  However, the ultimate settlement value of these awards and the related compensation cost may fluctuate, based on increases and decreases in the value of the Company’s common stock.

The following table provides a summary of activity related to restricted stock units granted for the six months ended June 30, 2016:

	Settle in Stock		Settle in Cash
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Balance, December 31, 2015	-	$-	-	$-
Granted	38,104	7.56	77,968	7.94
Balance, June 30, 2016	38,104	$7.56	77,968	$7.94

Stock Options

Stock options are granted periodically for the benefit of employees.  The fair value of each stock option award is determined on the date of grant using the Black-Scholes option valuation model, which uses assumptions outlined in the table below. Expectations for volatility are based on the historical volatility of the Company’s common stock.  The Company estimates forfeiture rates based on historical employee option exercise and termination experience.  The Company recognizes share-based compensation costs ratably over the vesting period of the award, which is typically a period of three to five years.

The following table provides information related to options that have vested or are expected to vest and exercisable options as of June 30, 2016:

	Options Outstanding		Average	Average
	Number	Weighted Average	Remaining	Intrinsic
	of Shares	Exercise Price	Life (years)	Value
Balance, December 31, 2015	932,553	$7.19
Granted	36,022	7.27
Forfeited	(28,490)	7.47
Exercised	(7,877)	6.15
Balance, June 30, 2016	932,208	$7.20	7.31	$1,019,659
Exercisable June 30, 2016	443,434	$7.00	5.95	$729,326
Vested and expected to vest as of June 30, 2016	898,496	$7.19	7.26	$1,003,426

The total intrinsic value, the amount by which the stock price exceeded the exercise price on the date of exercise, of options exercised in all plans during the period ended June 30, 2016 was $12 thousand.  The aggregate tax deficiency related to stock options and disqualifying dispositions on the exercise of incentive stock options was $108 thousand during the six month period ended June 30, 2016, and was recorded as an adjustment to additional paid in capital.

Note 7. Share-based Compensation Plans - continued

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted at various dates during the six months ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30,
	2016	2015
Expected volatility	31.85%	38.04%
Expected term (years)	5.00	5.00
Dividend yield	3.30%	2.58%
Risk free rate	1.31%	1.57%
Weighted-average grant date fair value	$1.50	$2.15

The fair value of each stock option award is determined on the date of grant using the Black-Scholes option valuation model, which uses assumptions outlined in the table above.  Expectations for volatility are based on the historical volatility of the market price for the Company’s common stock.

Share-Based Compensation Expense

The following table provides a summary of the expense the Company recognized related to share-based compensation awards, as well as the remaining expense associated with those awards as of and for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Compensation expense:
Stock options	$103	$136	$226	$248
Restricted stock	199	158	283	287
Restricted stock units	60	-	60	-
Total	$362	$294	$569	$535
Unrecognized compensation expense:
Stock options	$766	$1,109
Restricted stock	925	899
Restricted stock units	598	-
Total	$2,289	$2,008

Expense related to share-based compensation is charged to earnings over the period the awards are expected to vest, and is included in salaries and employee benefits in the consolidated financial statements.  For the six months ended June 30, 2016 and 2015, the total income tax benefit recognized related to share-based compensation was $108 thousand, and $69 thousand, respectively.  At June 30, 2016, compensation expense related to unvested stock options, restricted stock awards and restricted stock units is expected to be recognized over 2.4 years, 2.2 years, and 2.8 years respectively.

Note 8. Shareholders’ Equity

Cash Dividends

On January 27, 2016 the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on February 29, 2016 to shareholders of the Company’s common stock as of February 17, 2016.

On April 27 2016 the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on May 31, 2016 to shareholders of the Company’s common stock as of May 18, 2016.

As discussed in Note 14. Subsequent Events of these condensed consolidated financial statements, on July 27, 2016 the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on August 31, 2016 to shareholders of the Company’s common stock as of August 15, 2016.

Stock Repurchase Program

On January 6, 2016, the Company amended its previously announced program for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18.  The amendment to the stock repurchase program includes an extension of the program beyond its then expiration date of January 31, 2016.  Under the amended program, repurchase activity commenced on February 1, 2016 and may continue until August 2, 2016, the program’s new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company’s common stock, as well as under certain other circumstances as set forth in the amended program.  The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares repurchased as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

During the six months ended June 30, 2016, the Company repurchased and cancelled 226,170 shares of its common stock at an aggregate cost of $1.6 million or $7.23 per share.  As of June 30, 2016, the Company had repurchased and cancelled a total of 281,598 shares of its common stock under this plan at an aggregate total cost of $2.0 million or $7.28 per share.

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

Note 8. Shareholders’ Equity – continued

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of June 30, 2016 and December 31, 2015:

	Regulatory Standard to Be Considered
	Adequately Capitalized (1)		Well Capitalized (2)	June 30, 2016		December 31, 2015
	Bank	Company	Bank	Company	Bank	Company	Bank
Ratio
Common Equity Tier I Capital Ratio	5.125%	5.125%	6.50%	12.16%	11.91%	12.61%	12.48%
Leverage ratio	4.000%	4.000%	5.00%	9.80%	9.20%	9.90%	9.50%
Tier I Risk-Based Capital Ratio	6.625%	6.625%	8.00%	12.69%	11.91%	13.01%	12.48%
Total Risk-Based Capital Ratio	8.625%	8.625%	10.00%	13.91%	13.13%	14.26%	13.74%

(1)          As of June 30, 2016, includes Capital Conservation Buffer of 0.625%.  On a fully phased-in basis, effective January 1, 2019, under Basel III Capital Rules, minimum capital ratios to be considered “adequately capitalized,” including the Capital Conservation Buffer of 2.5%, will be as follows: CET I: 7.0%; Leverage Ratio: 6.5%; Tier I Risk-Based Capital Ratio: 8.5%; Total Risk-Based Capital Ratio: 10.5%.

(2)          Reflects minimum threshold to be considered “well capitalized” under Prompt Corrective Action framework, specific to depository institutions.

At June 30, 2016, the Company was able to include $10.1 million of junior subordinated debt in its Tier I capital for regulatory capital purposes compared to $10.0 million at December 31, 2015.

Note 9. Earnings Per Share

The following tables set forth the number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Three Months Ended June 30,
	2016		2015
	Net Income	Shares	Net Income	Shares
	(dollars in thousands, except per share data)

Net income	$4,215		$3,800
Accretion on preferred stock	-		(70)
Net income allocated to participating securities	(25)		(21)
Net income allocated to common shareholders	$4,190		$3,709

Weighted average shares outstanding		33,998,644		34,105,192
Basic earnings per common share	$0.12		$0.11

Dilutive effect of share-based compensation awards		142,342		144,399
Weighted average diluted shares outstanding		34,140,986		34,249,591

Diluted earnings per common share	$0.12		$0.11

	For the Six Months Ended June 30,
	2016		2015
	Net Income	Shares	Net Income	Shares
	(dollars in thousands, except per share data)

Net income	$8,200		$7,869
Accretion on preferred stock	-		(70)
Net income allocated to participating securities	(43)		(45)
Net income allocated to common shareholders	$8,157		$7,754

Weighted average shares outstanding		34,047,511		34,086,786
Basic earnings per common share	$0.24		$0.23

Dilutive effect of share-based compensation awards		129,076		150,109
Weighted average diluted shares outstanding		34,176,587		34,236,895

Diluted earnings per common share	$0.24		$0.23

For the three and six months ended June 30, 2016 and 2015, common stock equivalents associated primarily with stock options, totaling approximately 65,000 shares and 99,000 shares, and 88,000 shares and 408,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

Note 10. Commitments and Contingencies

In the normal course of business, various claims and lawsuits are brought by and against the Company. In the opinion of management and the Company’s legal counsel, the disposition of all pending or threatened proceedings will not have a material effect on the Company’s condensed consolidated financial statements.

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

As of June 30, 2016 and December 31, 2015, the Company had the following outstanding financial commitments:

	June 30,	December 31,
	2016	2015
	(dollars in thousands)
Commitments to extend credit	$265,074	$242,125
Standby letters of credit (1)	12,392	12,968
Total commitments and standby letters of credit	$277,466	$255,093

(1)          Includes a standby letter of credit to one customer in the amount of $10.2 million and $10.4 million at June 30, 2016 and December 31, 2015, respectively.

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest. At June 30, 2016, the Company had $26.8 million in fixed rate commitments and $250.7 million in variable rate commitments.

Note 11. Regulatory Matters

BSA Consent Order

On November 5, 2014, the Bank entered into a Stipulation to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“DBO”), consenting to the issuance of a Consent Order (“the BSA Consent Order”) relating to identified deficiencies in the Bank’s centralized Bank Secrecy Act and Anti-Money Laundering compliance program, which is designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the “BSA/AML Requirements”). Per the BSA Consent Order, the Bank must review, update and implement an enhanced Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) risk assessment process based on the 2010 Federal Financial Institutions Examination Council BSA/AML Examination Manual. Some of the areas highlighted in the BSA Consent Order include the requirements to: i) enhance customer due-diligence procedures; ii) improve the enhanced due diligence analysis for high-risk customers; iii) ensure the proper identification and reporting of suspicious activity; iv) address and correct the noted violations of law; v) ensure that there is sufficient and qualified staff; and vi) ensure that all staff are properly trained to carry out the BSA/AML programs. Certain activities, including expansionary activities, that otherwise require regulatory approval will likely be impeded while the BSA Consent Order remains outstanding. Although compliance and resolution of the BSA Consent Order will ultimately be determined by the FDIC and DBO, the Company believes it is close to completing the remediation efforts required to address the issues identified in the BSA Consent Order.

Note 12. Derivative Instruments

The Company has entered into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company.  At the same time, the Company has entered into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements with its borrowers.  At June 30, 2016, the Company had swaps with matched terms with an aggregate notional amount of $22.2 million and a fair value of $1.5 million.  The fair values of these swaps are recorded as other assets and other liabilities in the Company’s condensed consolidated balance sheet.  Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of non-interest income.  Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in non-interest income.

Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements.  Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company.  During the six months ended June 30, 2016, there were no losses recorded on swap agreements, attributable to the change in credit risk associated with a counterparty.  All interest rate swap agreements entered into by the Company as of June 30, 2016 are not designated as hedging instruments.

The following table summarizes the Company’s derivative instruments, included in “other assets” and “other liabilities” in the condensed consolidated balance sheets, as of June 30, 2016:

	June 30, 2016
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts - pay floating, receive fixed	$22,191	$1,503	$-	$-
Interest rate swap contracts - pay fixed, receive floating	-	-	22,191	1,503
Total	$22,191	$1,503	$22,191	$1,503

The Company was not party to any swap agreements as of December 31, 2015.

Note 13. Balance Sheet Offsetting

Derivative financial instruments may be eligible for offset in the consolidated balance sheets, such as those subject to enforceable master netting arrangements or a similar agreement.  Under these agreements, the Company has the right to net settle multiple contracts with the same counterparty.  The Company offers an interest rate swap product to qualified customers.  These derivative financial instruments are paired with derivative contracts entered into with a counterparty bank.  While derivative contracts entered into with counterparty banks may be subject to enforceable master netting agreements, derivative contracts with customers may not be subject to enforceable master netting arrangements.  As such, these instruments have been excluded from the table below.

Note 13. Balance Sheet Offsetting - continued

Financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2016 are presented in the table below:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
	(dollars in thousands)
June 30, 2016
Financial liabilities:
Derivatives not designated as hedging instruments	$1,503	$-	$1,503	$-	$1,600	$(97)
Total	$1,503	$-	$1,503	$-	$1,600	$(97)

As shown in the table above, as of June 30, 2016, the Company pledged cash collateral of $1.6 million for interest rate swaps in a liability position.

Note 14.  Subsequent Events

Dividend Declaration

On July 27, 2016, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on August 31, 2016, to shareholders of the Company’s common stock as of August 15, 2016.

Amendment to Stock Repurchase Program

On July 22, 2016, the Company announced it had amended its previously announced program for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18.  Under the amended program, repurchase activity may commence on August 6, 2016 and may continue until February 8, 2017, the program’s new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company’s common stock in addition to what has already been purchased under the program, as well as under certain other circumstances as set forth in the amended program.  The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares repurchased as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can find many, but not all of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “likely,” “would,” “could,” “may” and other similar expressions in this Quarterly Report on Form 10-Q.  The Company claims the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995, as amended.  The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the Company’s beliefs, and on assumptions made by, and information available to management at the time such statements are first made.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition.  Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

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

Executive Overview

This overview of Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations, highlights select information in the financial results of the Company, and may not contain all of the information that is important to you.  For a more complete understanding of the Company’s financial condition, results of operations, trends, commitments, uncertainties, liquidity, capital resources, critical accounting policies and estimates, as well as risk factors, you should carefully read this entire document.  Each of these items could have an impact on the Company’s condensed consolidated financial results.

Heritage Oaks Bancorp (“Bancorp”) is a California corporation organized in 1994, and is the holding company for Heritage Oaks Bank (the “Bank”), which opened for business in 1983. The Bank, which is the Company’s sole operating subsidiary, operates within San Luis Obispo, Santa Barbara and Ventura Counties. As of June 30, 2016, the Bank operated two branch offices each in Paso Robles, and San Luis Obispo; single branch offices in Atascadero, Templeton, Cambria, Morro Bay, Arroyo Grande, Santa Maria, Goleta and Santa Barbara; as well as a single loan production office in Ventura/Oxnard.

The principal business of the Bank consists of attracting deposits and investing those funds primarily in commercial real estate and commercial business loans, loans secured by first mortgages on one-to-four family residences, operating and real estate procurement loans for agricultural businesses, multi-family residential property loans and a variety of consumer loans. The Bank also originates one-to-four family residential mortgages for sale in the secondary market. The Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificates of deposit and checking accounts. The Bank solicits deposits primarily in its market area, and periodically accepts brokered deposits.

Other than holding all of the issued and outstanding shares of the Bank, Bancorp conducts no significant activities. In October 2006, Bancorp formed Heritage Oaks Capital Trust II. This trust is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of Bancorp, the sole purpose of which is to issue trust preferred securities. In conjunction with our acquisition of Mission Community Bancorp (“MISN”) in February 2014 (the “MISN Transaction”), Bancorp assumed two additional trusts: Mission Community Capital Trust I, and Santa Lucia Bancorp (CA) Capital Trust, both of which are statutory business trusts formed under the laws of the State of Delaware, the sole purpose of which is to issue trust preferred securities.

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

Financial Highlights

The Company generated net income available to common shareholders of $4.2 million, or $0.12 per diluted common share, and $8.2 million, or $0.24 per diluted common share, for the three and six months ended June 30, 2016, respectively as compared to net income available to common shareholders of $3.7 million, or $0.11 per diluted common share, and $7.8 million, of $0.23 per diluted common share, for the same period a year earlier.

Significant factors affecting the Company’s net income for the three and six months ended June 30, 2016 are discussed below. Please also refer to “Results of Operations” for a more detailed discussion concerning our operating results for the three and six months ended June 30, 2016 and 2015.

•                  Net Interest Income: For the second quarter of 2016 net interest income was $16.3 million, or 3.63% of average interest earning assets (“net interest margin” or “NIM”), compared with net interest income of $15.2 million and a 3.67% NIM, for the same period a year earlier.  The decline in our NIM for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to declining loan yields stemming from the prevailing low interest rate environment.  However, the $143.2 million year over year increase in earning assets more than offset the impact to net interest income due to the decline in the NIM.  For the three months ended June 30, 2016 interest income and the yield on earning assets was $17.7 million and 3.95%, respectively, compared to $16.7 million and 4.03%, respectively, for the same period in 2015.  For the three months ended June 30, 2016 interest expense and the cost of funds was $1.4 million and 0.34%, respectively, compared to $1.5 million and 0.38%, respectively, for the same period in 2015.

•                  Non-Interest Expense: Non-interest expense increased by $1.6 million, or 14.3%, to $13.1 million for the three months ended June 30, 2016 compared to $11.4 million for the three months ended June 30, 2015.  The increase in non-interest expense for the second quarter of 2016 as compared to the second quarter a year ago was largely the result of increases in salaries and benefits expense of $0.8 million, professional services costs of $0.3 million, and other expense of $0.6 million.  The increase in salaries and benefits expense can be attributed to increases in incentive compensation plan expenses, mortgage banking commissions, and base salaries.  The elevation in professional services costs can be attributed to increases in other professional services and BSA/AML program remediation efforts, which were offset by a decline in legal costs.  The increase in other expense can be attributed to operating losses incurred due to the reimbursement of certain customers for losses they incurred resulting from a data breach that occurred at other companies.  The Bank’s systems were not breached, however, pursuant to Regulation E and Visa network operating rules, the Bank was responsible for reimbursing these customers for losses they experienced.  The efficiency ratio for the three and six months ended June 30, 2016 was 68.01% and 66.87%, respectively, compared to 64.04% and 64.09% for the same period a year earlier.

•                  Provision for Loan and Lease Losses:  During the second quarter of 2016, the Company recorded a reversal of provision for loan and lease losses of $1.0 million.  The Company did not record a provision for loan and lease losses during the first six months of 2015.  The reversal of provision for loan and lease losses recorded during the second quarter of 2016 was attributable to continued improvement in loan credit quality metrics, including a decline in the level of substandard and non-performing assets.  The Bank has also recorded net recoveries over the past 8 consecutive quarters.  As of June 30, 2016, the allowance for loan and leases losses was $17.4 million, or 1.31% of total gross loans, compared to $17.5 million, or 1.40% of total gross loans at December 31, 2015. The allowance for loan and lease losses for legacy loans acquired in the MISN Transaction was $0.3 million, or 0.19%, of total MISN legacy loans, as of June 30, 2016.

•                  Non-Interest Income: Non-interest income for the second quarter of 2016 was $2.6 million compared to $2.3 million for the same period a year earlier. The increase in non-interest income was due to increases in gains on the sale of investments, higher mortgage banking revenues, gains on derivative instruments associated with our “back-to-back” interest rate swap program, and increases in earnings on bank owned life insurance.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the Company’s financial condition and results of operations. Accounting policies management considers to be significant, including newly issued standards to be adopted in future periods, are disclosed in Note 1. Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report filed on Form 10-K for the year ended December 31, 2015. The following discussions should be read in conjunction with the condensed consolidated financial statements filed on this Quarterly Report on Form 10-Q, as well as with the consolidated financial statements in our Annual Report filed on Form 10-K for the year ended December 31, 2015.

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

Allowance for Loan and Lease Losses (“ALLL”)

In connection with the determination of the specific credit component of the ALLL for impaired loans, an analysis of the underlying collateral is performed for loans on non-accrual status at least quarterly and new appraisals for any underlying collateral are typically obtained at least annually. Corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.  Although management uses all available information to recognize losses on impaired loans, future additions to the ALLL may be necessary based on changes in local economic conditions or other factors outside our control.

The general portfolio component of the ALLL is determined by pooling loans by collateral type and purpose. These loans are then further segmented by an internal loan grading system that classifies the credit quality of loans as: pass, special mention, substandard and doubtful. Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation. Estimated loss rates are determined through a migration analysis of historical loss rates for each segment of the loan portfolio based on the Company’s prior experience with such loans. In addition, adjustments are made to historical loss factors based on the qualitative analysis of certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.

Loans and leases acquired through purchase or through a business combination, such as those acquired in the MISN Transaction, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value. Therefore, an ALLL is not recorded at the acquisition date. These loans include purchased credit impaired loans (“PCI loans”), which are accounted for under ASC 310-30, and all other loans acquired without impairment indicators, and not accounted for within the scope of ASC 310-30 (“non-PCI loans”). Should the Company’s ALLL methodology indicate that the credit discount associated with acquired, non-PCI loans, is no longer sufficient to cover probable losses inherent in those loans, the Company establishes an ALLL for those loans through a charge to current period earnings through a provision for loan and lease losses. Acquired loans are evaluated upon acquisition for evidence of deterioration in credit quality since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. Such loans are classified as PCI loans while all other acquired loans are classified as non-PCI loans.

The Company has elected to account for PCI loans at an individual loan level. The Company estimates the amount and timing of expected cash flows for each loan. The expected cash flow in excess of the loan’s carrying value, which is fair value on the date of acquisition, is referred to as the accretable yield, and is recorded as interest income over the remaining expected life of the loan. The excess of the loan’s contractual principal and interest over expected cash flows is referred to as the non-accretable difference, and is not recorded in the Company’s condensed consolidated financial statements. Quarterly, management performs an evaluation of expected future cash flows for PCI loans. If current expectations of future cash flows are less than management’s previous expectations, other than due to decreases in interest rates and prepayment assumptions, an ALLL is established with a charge to current period earnings through a provision for loan and lease losses. If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company will first reduce any previously established ALLL, and then record an adjustment to interest income through a prospective increase in the accretable yield.

Because of all the variables and judgments that go into the determination of both the specific and general allocation components of the ALLL, it is reasonably possible that the ALLL may change in future periods and those changes could be material and have an adverse effect on our financial condition and results of operations. See also Note 4. Loans and Allowance for Loan and Lease Losses of the condensed consolidated financial statements filed on this Quarterly Report on Form 10-Q.

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

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of observable pricing. Financial instruments with readily available, active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments. Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the financial instrument, including but not limited to credit and duration profiles. See also Note 2. Fair Value of Assets and Liabilities of the condensed consolidated financial statements filed on this Quarterly Report on Form 10-Q.

Where You Can Find More Information

Under Section 13 of the Securities Exchange Act of 1934, as amended, periodic and current reports must be filed with the U.S. Securities and Exchange Commission (the “SEC”).  The Company electronically files or furnishes the following documents with the SEC: Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and Definitive Proxy Statements on Form DEF 14A.  The Company may file or furnish additional documents from time to time.  The SEC maintains an internet site, www.sec.gov, from which all documents filed or furnished electronically may be accessed.  Additionally, all documents filed with or furnished to the SEC and additional shareholder information is available free of charge on the Company’s website: www.heritageoaksbancorp.com.  The Company posts these reports and other filings to its website as soon as reasonably practicable after filing them with or furnishing them to the SEC.  None of the information on or hyperlinked from the Company’s website is incorporated into this Quarterly Report on Form 10-Q.

Selected Financial Data

The table below provides selected financial data that highlights the Company’s quarterly performance results:

	At or For The Three Months Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
	(dollars in thousands, except per share data)
Consolidated Income Data:
Interest income	$17,743	$17,015	$17,464	$16,957	$16,741
Interest expense	1,444	1,397	1,341	1,561	1,499
Net interest income	16,299	15,618	16,123	15,396	15,242
(Reversal of) provision for loan and lease losses	(1,000)	-	-	-	-
Net interest income after (reversal of) provision for loan and lease losses	17,299	15,618	16,123	15,396	15,242
Non-interest income	2,583	3,407	2,061	2,806	2,271
Non-interest expense	13,064	12,621	12,774	12,151	11,429
Income before income tax expense	6,818	6,404	5,410	6,051	6,084
Income tax expense	2,603	2,419	1,932	2,049	2,284
Net income	4,215	3,985	3,478	4,002	3,800
Dividends and accretion on preferred stock	-	-	-	-	70
Net income available to common shareholders	$4,215	$3,985	$3,478	$4,002	$3,730
Share Data:
Earnings per common share - basic	$0.12	$0.12	$0.10	$0.12	$0.11
Earnings per common share - diluted	$0.12	$0.12	$0.10	$0.12	$0.11
Dividends declared per common share	$0.06	$0.06	$0.06	$0.06	$0.06
Dividend payout ratio	48.73%	51.44%	58.98%	50.70%	54.16%
Common book value per share	$6.25	$6.10	$6.01	$5.98	$5.89
Tangible common book value per share	$5.41	$5.26	$5.16	$5.12	$5.02
Actual shares outstanding at end of period	34,205,542	34,129,425	34,353,014	34,352,445	34,314,242
Weighted average shares outstanding - basic	33,998,644	34,096,379	34,186,007	34,158,081	34,105,192
Weighted average shares outstanding - diluted	34,140,986	34,204,457	34,326,702	34,282,367	34,249,591
Selected Consolidated Balance Sheet Data:
Total cash and cash equivalents	$56,042	$53,575	$69,923	$112,270	$129,013
Total investments and other securities	$446,877	$441,705	$450,935	$432,750	$379,824
Total gross loans held for investment	$1,333,719	$1,291,346	$1,247,280	$1,206,740	$1,191,153
Allowance for loan and lease losses	$(17,448)	$(17,565)	$(17,452)	$(17,296)	$(16,982)
Total assets	$1,961,532	$1,913,120	$1,899,739	$1,873,925	$1,828,379
Total deposits	$1,607,089	$1,582,589	$1,564,961	$1,571,770	$1,511,639
Federal Home Loan Bank borrowings	$120,503	$103,012	$103,521	$78,546	$93,550
Junior subordinated debt	$10,529	$10,485	$10,438	$10,389	$13,338
Total shareholders’ equity	$213,882	$208,330	$206,434	$205,458	$202,082
Average assets	$1,937,822	$1,894,682	$1,877,912	$1,844,742	$1,796,615
Average earning assets	$1,808,166	$1,762,984	$1,742,758	$1,708,398	$1,664,972
Average shareholders’ equity	$210,448	$209,133	$206,846	$204,063	$202,481
Selected Financial Ratios:
Return on average assets	0.87%	0.85%	0.73%	0.86%	0.85%
Return on average equity	8.06%	7.66%	6.67%	7.78%	7.53%
Return on average tangible common equity	9.34%	8.90%	7.77%	9.10%	8.71%
Net interest margin (1)	3.63%	3.56%	3.67%	3.58%	3.67%
Efficiency ratio (2)	68.01%	65.71%	68.58%	67.81%	64.04%
Non-interest expense to average assets	2.71%	2.68%	2.70%	2.61%	2.55%
Capital Ratios:
Average equity to average assets	10.86%	11.04%	11.01%	11.06%	11.27%
Common Equity Tier 1 Capital ratio	12.16%	12.23%	12.61%	12.81%	12.96%
Leverage Ratio	9.80%	9.86%	9.90%	9.96%	10.22%
Tier 1 Risk-Based Capital ratio	12.69%	12.74%	13.01%	13.20%	13.55%
Total Risk-Based Capital ratio	13.91%	13.99%	14.26%	14.46%	14.80%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (3)	0.51%	0.63%	0.63%	0.83%	0.97%
Non-performing assets to total assets (4)	0.35%	0.43%	0.43%	0.55%	0.65%
Allowance for loan and lease losses to total gross loans	1.31%	1.36%	1.40%	1.43%	1.43%
Net recoveries to average loans	0.27%	0.04%	0.05%	0.11%	0.02%

(1)          Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)          The efficiency ratio is defined as total non-interest expense as a percentage of the combined: net interest income, non-interest income, excluding gains and losses on the sale of investment securities, gains and losses on the sale of other real estate owned (“OREO”), write-downs on OREO, OREO related costs, gains and losses on the sale of fixed assets, gains on the extinguishment of debt, and amortization of intangible assets.

(3)          Non-performing loans are defined as loans that are past due 90 days or more as well as loans placed on non-accrual status.

(4)          Non-performing assets are defined as loans that are past due 90 days or more, loans placed on non-accrual status, and OREO.

Non-GAAP Financial Measures

Included in the table below is a schedule reconciling book value to tangible common book value per share.  The Company believes that the presentation of tangible common book value per share in this report is a useful measure for investors because it is widely used in the financial services industry to compare the relative market value of one financial institution against another.  In addition, the Company analyzes net income as a percentage of tangible common equity because the Company feels that this return metric is more representative of the return to the Company’s shareholders relative to their investment in the Company.

The calculation of tangible common equity is intended to complement other measures defined by U.S. GAAP. Since U.S. GAAP does not include this measure, the Company believes there are no comparable U.S. GAAP financial measures to this calculation.  Despite the importance of this measure to the Company, there are no standardized definitions for this measure and, as a result, the Company’s calculation may not be comparable with other organizations.  Also there may be limits in the usefulness of this measure to investors.  As a result, the Company encourages readers to consider all of the information in its condensed consolidated financial statements and the notes thereto in their entirety and not to rely on a single financial measure.

The table below provides a reconciliation of tangible common equity and tangible common book value per share as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(dollars in thousands, except per share data)
Total shareholders’ equity	$213,882	$206,434
Less intangibles:
Goodwill	(24,885)	(24,885)
Other intangible assets	(3,812)	(4,298)
Tangible common equity	$185,185	$177,251
Shares of common stock issued and outstanding	34,205,542	34,353,014
Tangible common book value per share	$5.41	$5.16

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

The tables below set forth the details that make up NIM including, average balance sheet information, interest income and expense, average yields and rates and net interest income and margin:

	For the Three Months Ended,			For the Three Months Ended,
	June 30, 2016			June 30, 2015
	Average	Yield/	Income/	Average	Yield/	Income/
	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
	(dollars in thousands)
Interest Earning Assets
Loans (1) (2)	$1,310,096	4.70%	$15,315	$1,213,772	4.82%	$14,585
Investment securities	443,522	1.99%	2,189	369,468	1.80%	1,662
Interest earning deposits in other banks	44,809	0.33%	37	71,993	0.18%	33
Other investments	9,739	8.34%	202	9,739	18.99%	461
Total interest earning assets	1,808,166	3.95%	17,743	1,664,972	4.03%	16,741
Allowance for loan and lease losses	(17,807)			(17,037)
Other assets	147,463			148,680
Total assets	$1,937,822			$1,796,615

Interest Bearing Liabilities
Money market	$583,822	0.28%	$408	$506,651	0.28%	$354
Time deposits	240,037	0.71%	421	270,283	0.75%	507
Interest bearing demand	125,918	0.11%	34	118,692	0.11%	33
Savings	109,748	0.10%	28	95,875	0.10%	24
Total interest bearing deposits	1,059,525	0.34%	891	991,501	0.37%	918
Federal Home Loan Bank borrowing	118,833	1.43%	422	93,552	1.89%	440
Junior subordinated debentures	10,501	5.02%	131	13,305	4.25%	141
Total borrowed funds	129,334	1.72%	553	106,857	2.18%	581
Total interest bearing liabilities	1,188,859	0.49%	1,444	1,098,358	0.55%	1,499
Non interest bearing demand	528,123			486,829
Total funding	1,716,982	0.34%	1,444	1,585,187	0.38%	1,499
Other liabilities	10,392			8,947
Total liabilities	1,727,374			1,594,134
Shareholders’ Equity
Total shareholders’ equity	210,448			202,481
Total liabilities and shareholders’ equity	$1,937,822			$1,796,615

Net interest margin (3)		3.63%	$16,299		3.67%	$15,242
Interest rate spread		3.46%			3.48%
Cost of deposits		0.23%			0.25%

(1)          Non-accruing loans have been included in total loans.

(2)          Loan fees have been included in interest income.

(3)          Net interest margin has been calculated by dividing net interest income by total average earning assets.

(4)          Annualized using actual number days during the period.

	For the Six Months Ended,			For the Six Months Ended,
	June 30, 2016			June 30, 2015
	Average	Yield/	Income/	Average	Yield/	Income/
	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
	(dollars in thousands)
Interest Earning Assets
Loans (1) (2)	$1,284,138	4.69%	$29,930	$1,204,569	4.97%	$29,673
Investment securities	446,122	1.98%	4,389	361,290	1.86%	3,329
Interest earning deposits in other banks	45,576	0.32%	73	59,669	0.18%	54
Other investments	9,739	7.56%	366	9,839	12.56%	613
Total interest earning assets	1,785,575	3.91%	34,758	1,635,367	4.15%	33,669
Allowance for loan and lease losses	(17,660)			(16,950)
Other assets	148,337			150,288
Total assets	$1,916,252			$1,768,705

Interest Bearing Liabilities
Money market	$576,160	0.28%	$800	$485,481	0.28%	$672
Time deposits	241,988	0.70%	847	274,441	0.75%	1,024
Interest bearing demand	126,146	0.11%	68	117,317	0.11%	64
Savings	109,996	0.10%	55	95,219	0.10%	47
Total interest bearing deposits	1,054,290	0.34%	1,770	972,458	0.37%	1,807
Federal Home Loan Bank borrowing	115,373	1.40%	806	96,775	1.75%	839
Junior subordinated debentures	10,478	5.05%	263	13,279	4.30%	283
Other borrowed funds	110	3.66%	2	-	0.00%	-
Total borrowed funds	125,961	1.71%	1,071	110,054	2.06%	1,122
Total interest bearing liabilities	1,180,251	0.48%	2,841	1,082,512	0.55%	2,929
Non interest bearing demand	516,038			475,704
Total funding	1,696,289	0.34%	2,841	1,558,216	0.38%	2,929
Other liabilities	10,173			9,337
Total liabilities	1,706,462			1,567,553
Shareholders’ Equity
Total shareholders’ equity	209,790			201,152
Total liabilities and shareholders’ equity	$1,916,252			$1,768,705

Net interest margin (3)		3.59%	$31,917		3.79%	$30,740
Interest rate spread		3.43%			3.60%
Cost of deposits		0.23%			0.25%

(1)          Non-accruing loans have been included in total loans.

(2)          Loan fees have been included in interest income.

(3)          Net interest margin has been calculated by dividing net interest income by total average earning assets.

(4)          Annualized using actual number days during the period.

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest earning assets and interest bearing liabilities for the three and six months ended June 30, 2016, and June 30, 2015 and rates:

	For the Three Months Ended
	June 30, 2016
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Loans	$1,154	$(362)	$(62)	$730
Investment securities	332	165	30	527
Interest earning deposits in other banks	(12)	27	(11)	4
Other investments	-	(258)	(1)	(259)
Net increase (decrease)	1,474	(428)	(44)	1,002
Interest Expense
Money market	54	-	-	54
Time deposits	(57)	(34)	5	(86)
Interest bearing demand	2	-	(1)	1
Savings	3	-	1	4
Federal Home Loan Bank borrowing	119	(107)	(30)	(18)
Junior subordinated debentures	(30)	25	(5)	(10)
Net increase (decrease)	91	(116)	(30)	(55)
Total net increase (decrease)	$1,383	$(312)	$(14)	$1,057

	For the Six Months Ended
	June 30, 2016
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Loans	$1,966	$(1,677)	$(32)	$257
Investment securities	784	216	60	1,060
Interest earning deposits in other banks	(13)	42	(10)	19
Other investments	(6)	(245)	4	(247)
Net increase (decrease)	2,731	(1,664)	22	1,089
Interest Expense
Money market	126	-	2	128
Time deposits	(121)	(68)	12	(177)
Interest bearing demand	5	-	(1)	4
Savings	7	-	1	8
Federal Home Loan Bank borrowing	162	(164)	(31)	(33)
Junior subordinated debentures	(60)	50	(10)	(20)
Other borrowed funds	-	-	2	2
Net increase (decrease)	119	(182)	(25)	(88)
Total net increase (decrease)	$2,612	$(1,482)	$47	$1,177

For the three months ended June 30, 2016 and 2015, net interest income was $16.3 million and $15.2 million, respectively, and the NIM was 3.63% and 3.67%, respectively.  For the six months ended June 30, 2016 and 2015, net interest income was $31.9 million and $30.7 million, respectively, and the NIM was 3.59% and 3.79%, respectively.  The historically low interest rate environment continued to have an adverse impact on earning assets yields thus far in 2016, and in particular, the overall yield on the loan portfolio.  Lower yielding earning assets was the primary driver behind the decline in the NIM during the three and six months ended June 30, 2016 as compared to the same periods ended in 2015.

The result of the low prevailing interest rate environment on our loan portfolio is that the loans that prepay have been at higher average yields than the yields generated from new loan originations, and renewals, resulting in a lower overall yield on the loan portfolio and contributing to the decline in the yield on earning assets and the NIM.  During the first six months of 2016, the yield of newly originated loans averaged 3.82% as compared to an average yield of 4.06% for the same period in 2015, while the yield on loan payoffs averaged 4.62% in the six months of 2016 as compared to 4.72% for the same period in 2015.  Also contributing to the decline in the NIM were higher average balances of lower yielding investment securities during the three and six months ended June 30, 2016.  Higher balances of investment securities resulted primarily from increases in core deposits, which outpaced the growth in loan balances.

Average loan yields declined by 12 basis points to 4.70% for the three months ended June 30, 2016 compared to 4.82% for the same period in 2015.  For the six months ended June 30, 2016 average loan yields were 4.69%, compared to 4.97% for the same period in 2015.  As previously mentioned, the historically low interest rate environment continued to have an adverse impact on loan yields during the first six months of 2016 as yields on new loan originations and renewals have been lower than the yields on loans that prepay during that same period.

Loan yields and our NIM have benefitted from the discount accretion on the acquired MISN loan portfolio since March 1, 2014 and this discount accretion has muted the impact of the historically low interest rate environment on our loan yields during 2016 and 2015.  Total discount accretion from acquired loans was $0.7 million and $1.0 million during the three and six months ended June 30, 2016, compared to $0.5 million and $1.6 million for the three and six months ended June 30, 2015.   Purchase discount accretion from acquired loans increased our loan yields by 20 basis points and 16 basis points during the three and six months ended June 30, 2016, respectively, compared to 15 basis points and 26 basis points for the same period in 2015.  Purchase discount accretion increased in the second quarter of 2016 when compared to the same periods in 2015 due to $0.3 million in accelerated accretion resulting from payoffs of certain acquired loans in the second quarter of 2016.  For the first six months of 2016 purchase discount accretion was lower than that recorded for the same period in 2015 due to higher accelerated accretion recognized during the first quarter of 2015.  The impact of discount accretion on earning asset yields and the NIM was 15 basis points and 12 basis points for the three and six months ended June 30, 2016, respectively, compared to 11 basis points and 19 basis points, respectively, for the same periods ended in 2015. The Company anticipates that the amount of purchase discount accretion from acquired loans will continue to decline, absent any unscheduled loan pay-offs, due to the decline in the amount of scheduled discount accretion attributable to the maturity of acquired loans.

Our earnings are directly influenced by changes in interest rates. The Company is currently in a net asset sensitive position, and a large percentage of our interest sensitive assets and liabilities re-price with changes in interest rates.  A significant portion of the variable rate loans in our loan portfolio have had their interest rates set to their respective contractual interest rate floors. To the extent that interest rates rise, the Company will not experience the benefit of rising interest rates until those rates rise above contractual interest rate floors on loans in our loan portfolio.  See Item 3. Qualitative and Quantitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for further discussion of the Company’s sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impacts of interest rate floors on the variable rate component of our loan portfolio.

Average interest earning assets for the three and six months ended June 30, 2016 increased by $143.2 million or 8.6%, and $150.2 million, or 9.2%, respectively, when compared to the same periods in 2015.  The increase in average earning assets was primarily driven by growth in the loan portfolio and investment securities portfolio.  This growth in average earning assets over the last year was funded primarily through increases in average core deposit balances.

The average balance of interest bearing liabilities was $90.5 million, or 8.2% higher, and $97.7 million or 9.0% higher, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.  The growth in average interest bearing liabilities over the last year was primarily the result of successful core deposit gathering activities, and to a lesser extent, an increase in Federal Home Loan Bank of San Francisco (“FHLB”) borrowings.

The rate paid on interest bearing deposits declined by 3 basis points to 0.34% during the three and six months ended June 30, 2016 compared to 0.37% for the same periods in 2015. This decline is in part due to the historically low interest rate environment that has existed for the last several years, but is also due to our efforts to systematically lower our cost of deposits over this same time period.  Although these efforts have contributed to a moderate decline in average time deposits, the overall deposit mix and cost of our deposit portfolio has improved as a result of these efforts.  In addition to the favorable effects realized from these changes in our interest bearing deposits, average non-interest bearing demand deposit balances increased by $41.3 million, or 8.5%, to $528.1 million, for the second quarter of 2016 as compared to $486.8 million for the same period a year earlier.

For the first six months of 2016, non-interest bearing demand balances increased $40.3 million, or 8.5%, to $516.0 million, compared to $475.7 million for the same period in 2015.  The overall cost of deposits was 0.23% for the three and six months ended June 30, 2016 compared to 0.25% for the same periods in 2015.

The cost of borrowed funds was 1.72% and 1.71% for the three and six months ended June 30, 2016, respectively, compared to 2.18% and 2.06% for the same three and six month periods ended a year earlier.  The decline in the cost of borrowed funds is attributable to lower rates paid on borrowings with the FHLB during the first six months of 2016.  As longer-term fixed rate advances have matured or been paid off over the last year, the Company has replaced them with shorter-term and open-ended advances which have been at lower rates.  The average rate paid on FHLB borrowing was 1.43% and 1.40% for the three and six months ended June 30, 2016, respectively.  This compares to the average rate on FHLB borrowing of 1.89% and 1.75% during the three and six months ended June 30, 2015.

Provision for Loan and Lease Losses

The ALLL is maintained at a level considered by management to be appropriate to provide for probable credit losses that may be incurred in the loan portfolio as of the balance sheet date.  Management’s review of the appropriateness of the ALLL includes, among other things, an analysis of past loan loss experience and an evaluation of the loan portfolio under current economic conditions. See also Note 1. Summary of Significant Accounting Policies of the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015, and Note 4. Loans and Allowance for Loan and Lease Losses of the condensed consolidated financial statements filed on this Quarterly Report on Form 10-Q for additional information concerning the ALLL.

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

During the three and six months ended June 30, 2016, the Company recorded a reversal of provision for loan and lease losses of $1.0 million.  The Company did not record a provision for loan and lease losses during the three and six months ended June 30, 2015.  The reversal of provision for loan and lease losses during the second quarter of 2016 was attributable to continued improvement in credit quality metrics of our loan portfolio, including the continued decline in classified and non-performing loans.  In addition the Company has recorded net loan recoveries for the past eight consecutive quarters.

The Company continues to see improvement in property values that serve as collateral for a large portion of our loans, a limited amount of new loans moving into non-accrual status and possibly requiring specific reserves, low levels of past due and non-performing loans, as well as lower levels of special mention and substandard loans.  These factors have been slightly offset by increased ALLL requirements due to the growth in the loan portfolio, and qualitative factor adjustments.  As of June 30, 2016, the Company’s ALLL represented 1.31% of total gross loans compared to 1.40% at December 31, 2015.  For additional information, see the “Allowance for Loan and Lease Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below sets forth changes in non-interest income for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended		Variances
	June 30,		June 30,		For the Three Months		For the Six Months
	2016	2015	2016	2015	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Fees and service charges	$1,194	$1,213	$2,403	$2,420	$(19)	-1.6%	$(17)	-0.7%
Net gain on sale of mortgage loans	530	484	988	870	46	9.5%	118	13.6%
Earnings on BOLI	289	215	576	426	74	34.4%	150	35.2%
Other mortgage fee income	148	118	239	256	30	25.4%	(17)	-6.6%
Gain on sale of investment securities	87	-	638	505	87	-	133	26.3%
Gain on derivative instruments	65	-	597	-	65	-	597	-
Other income	270	241	549	795	29	12.0%	(246)	-30.9%
Total	$2,583	$2,271	$5,990	$5,272	$312	13.7%	$718	13.6%

Non-interest income for the three and six months ended June 30, 2016 was $2.6 million and $6.0 million, respectively, compared to $2.3 million and $5.3 million for the same periods ended in 2015.  The primary driver behind the increase in non-interest income for both the three and six month periods ended June 30, 2016, can be attributed to gains on derivative instruments, gains from the sale of investment securities, increased earnings on bank owned life insurance (“BOLI”), and higher mortgage banking revenues.

Gains on derivative instruments are attributed to the new “back-to-back” interest rate swap program the Company rolled out in the latter part of 2015.  This program allows commercial loan clients to effectively obtain fixed rate loan financing through the use of “back-to-back” interest rate swaps, while the Bank extends variable rate credit to these clients.

Earnings on BOLI increased $0.1 million, or 34.4%, and $0.2 million, or 35.2%, during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.  The increase in earnings on BOLI can be attributed to an additional $7.5 million purchase of BOLI the Bank made during the fourth quarter of 2015.

Mortgage banking revenues increased by $0.1 million, or 12.6%, and $0.1 million, or 9.0%, for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015.  Increases in mortgage origination activity was the primary driver behind the year over year increase in mortgage banking revenues.

The decrease in other income for the first six months of 2016 compared to the same period in 2015 can be attributed to a decline in the level of recoveries on fully charged-off loans acquired through the MISN Transaction in February 2014.  These loans were fully charged-off and had no carrying value at the time of their acquisition.  Recoveries on fully charged-off acquired loans totaled $0.1 million and $0.2 million for the three and six month periods ended June 30, 2016, respectively, compared to $43 thousand and $0.4 million for the same periods in 2015.

Non-Interest Expenses

The table below sets forth changes in non-interest expense for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended		Variances
	June 30,		June 30,		For the Three Months		For the Six Months
	2016	2015	2016	2015	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Salaries and employee benefits	$6,607	$5,786	$12,925	$12,045	$821	14.2%	$880	7.3%
Professional services	1,972	1,702	3,858	3,108	270	15.9%	750	24.1%
Occupancy and equipment	1,649	1,748	3,276	3,335	(99)	-5.7%	(59)	-1.8%
Information technology	630	541	1,230	1,142	89	16.5%	88	7.7%
Regulatory assessments	315	300	625	597	15	5.0%	28	4.7%
Loan department expense	259	260	486	546	(1)	-0.4%	(60)	-11.0%
Sales and marketing	246	295	490	612	(49)	-16.6%	(122)	-19.9%
Amortization of intangible assets	243	262	486	524	(19)	-7.3%	(38)	-7.3%
Communication costs	125	144	250	285	(19)	-13.2%	(35)	-12.3%
OREO write-downs	-	-	217	-	-	-	217	-
Other expense	1,018	391	1,842	1,048	627	160.4%	794	75.8%
Total	$13,064	$11,429	$25,685	$23,242	$1,635	14.3%	$2,443	10.5%

The table below provides a breakdown of professional services expenses for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Professional Services
BSA/AML related costs	$637	$488	$1,276	$765
Audit and tax costs	327	259	751	522
Information technology services and consulting	308	354	632	639
Legal costs	79	224	79	419
All other costs	621	377	1,120	763
Total professional services	$1,972	$1,702	$3,858	$3,108

Non-interest expense for the three and six months ended June 30, 2016 was $13.1 million and $25.7 million, respectively, compared with $11.4 million and $23.2 million for the same periods ended in 2015.  The increase in non-interest expense for the three and six months ended June 30, 2016 was due to higher salaries and benefits costs, increases in professional services expenses, and increases in other expense.

Higher salaries and benefits costs for the three and six months ended June 30, 2016 compared to the same periods in 2015 are attributed primarily to increases in incentive compensation plan expenses, higher mortgage banking commissions, and increases in base salaries.

The increase in professional services expenses for the three and six months ended June 30, 2016 compared to the same periods in 2015 can be attributed to the Company’s on-going BSA/AML program remediation efforts, higher audit and tax related costs, and other general professional services.  These costs were slightly offset by a decline in legal expenses for the three and six months ended June 30, 2016.

Increases in other expenses for the three and six months ended June 30, 2016 compared to the same periods ended in 2015 can be attributed to operating losses incurred due to the reimbursement of certain customers for losses they incurred resulting from debit card fraud associated with a data breach that occurred at other companies.  The Bank’s systems were not breached, however, the Bank was responsible for reimbursing these customers for losses they experienced in accordance with Regulation E and Visa network operating rules.

Increases in non-interest expense for the six months ended June 30, 2016 were also impacted by the write-down of one OREO property in the amount of $0.2 million during the first quarter of 2016 associated with the re-zoning of this property.

Provision for Income Taxes

For the three and six months ended June 30, 2016, the Company recorded income tax expense of approximately $2.6 million and $5.0 million, respectively.  This compares to $2.3 million and $4.9 million for the same periods in 2015.  The Company’s effective income tax rate was 38.2% and 38.0% for the three and six months ended June 30, 2016, respectively, compared to 37.5% and 38.4% for the same periods in 2015.  The increase in the effective tax rate for the three months ended June 30, 2016 as compared to the same period in 2015 can be attributed to higher pre-tax income.  The Company’s effective tax rate is impacted by various factors, among them include changes in the level of pre-tax income and changes in the amount and composition of permanent book-tax differences.  The Company’s effective tax rate for the six months ended June 30, 2016 was lower than that reported for the same period ended a year earlier due primarily to higher levels of non-taxable municipal bond interest income and earnings on BOLI during the first six months of 2016.

The determination as to whether a valuation allowance should be established against deferred tax assets is based on the consideration of all available evidence using a “more likely than not” standard. Management evaluates the realizability of deferred tax assets on a quarterly basis.  As of June 30, 2016 and December 31, 2015 there was no valuation allowance for deferred tax assets.  Please see Note 5. Income Taxes of the condensed consolidated financial statements filed on this Quarterly Report on Form 10-Q as well as Note 7. Income Taxes of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion concerning the Company’s deferred tax assets.

Financial Condition

At June 30, 2016, total assets were approximately $1.96 billion, an increase of approximately $61.8 million or 3.3%, when compared to December 31, 2015.  The increase in total assets can be attributed to an increase in loan balances, which were funded by an increase in deposit balances, use of cash on hand and cash-flow from investment securities payments and sales during the first six months of 2016.  Gross loan balances increased by $86.4 million to $1.33 billion as of June 30, 2016 when compared to December 31, 2015.  The Company funded loan growth during the first six months of 2016 with increases in deposit balances of $42.1 million, stemming from our continued focus on the acquisition of new, and expansion of existing customer relationships.  Loan growth in the first six months of 2016 was also funded in part through the use of $14.0 million of lower yielding interest-earning cash balances, and $4.1 million of cash-flow from a decline in the investment securities portfolio.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $56.0 million and $69.9 million at June 30, 2016, and December 31, 2015, respectively. This line item will vary depending on daily cash settlement activities and the amount of highly liquid assets needed, based on known events, such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches.  The decrease in the first six months of 2016 can be attributed in part to the funding of loan growth during the period.

Investment Securities and Other Earning Assets

Other earning assets are comprised of interest earning deposits due from the Federal Reserve Bank, investments in securities and short-term interest bearing deposits at other financial institutions. These assets are maintained for liquidity needs of the Company, collateralization of public deposits, and diversification of the earning asset mix.

Securities Available for Sale

The Company manages its securities portfolio to provide a source of both liquidity and earnings. The Company has invested in a mix of securities including obligations of U.S. government agencies, mortgage backed securities, which include home equity conversion mortgages, and state and municipal securities. The Company has a Management Asset/Liability Committee that develops investment policies based upon the Company’s operating needs and market circumstances. The Company’s investment policy is formally reviewed and approved annually by the Board of Directors. The Management Asset/Liability Committee is responsible for reporting and monitoring compliance with the investment policy.  Reports are provided to the Company’s Board of Directors on a regular basis.

The following table provides a summary of investment securities by securities type as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$58,070	$58,016	$47,478	$47,318
Mortgage backed securities
U.S. government sponsored entities and agencies	238,974	240,838	246,561	245,235
Non-agency	26,624	26,749	34,645	34,317
State and municipal securities	104,514	111,544	105,164	108,406
Asset backed securities	10,088	9,730	16,183	15,627
Other investments	-	-	100	32
Total available for sale securities	$438,270	$446,877	$450,131	$450,935

At June 30, 2016, the fair value of the investment portfolio was approximately $446.9 million or $4.1 million lower than that reported at December 31, 2015. The decrease in the balance of the investments can be attributed to principal payments of mortgage related securities, as we all as to sales of certain investments during the first six months of 2016.

Securities available for sale are carried at fair value, with related net unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to accumulated other comprehensive income.  At June 30, 2016, the securities portfolio had net unrealized gains, net of taxes, of approximately $5.0 million, an increase of approximately $4.5 million from the net unrealized gain position of $0.5 million reported at December 31, 2015.  Changes in the fair value of the investment portfolio during the first six months of 2016 can be attributed to the decline in interest rates and increases in values of U.S. equity securities stemming from the volatility in global economies and equity markets following Britain’s decision to exit the European Union.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which are directly impacted by interest rate changes.  The Company employs the use of simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.  Included in the Company’s mortgage-backed securities are home equity conversion mortgages, which typically possess prepayment characteristics that differ from traditional mortgage-backed securities, such that prepayment activity is not as closely correlated with changes in interest rates.  The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  At June 30, 2016, approximately $240.8 million or 90.0%, of the Company’s mortgage related securities were issued by government agencies and government sponsored entities, such as those listed above.

The following table sets forth the maturity distribution of the investment portfolio and the weighted average yield for each category at June 30, 2016.  All investment securities are classified as available for sale:

	June 30, 2016
	One Year or Less	Over 1 Year Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
	(dollars in thousands)
Obligations of U.S. government agencies	$6,255	$20,257	$22,822	$8,682	$58,016
Mortgage backed securities
U.S. government sponsored entities and agencies	26,151	99,098	54,707	60,882	240,838
Non-agency	6,116	12,673	7,960	-	26,749
State and municipal securities	1,126	14,615	85,481	10,322	111,544
Asset backed securities	-	3,944	2,938	2,848	9,730
Total available for sale securities	$39,648	$150,587	$173,908	$82,734	$446,877
Amortized cost	$39,563	$149,395	$167,301	$82,011	$438,270
Weighted average yield	2.05%	2.16%	2.58%	2.88%	2.45%

Federal Home Loan Bank Stock

As a member of FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the asset size of the Bank and the level of outstanding borrowings with the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company. At June 30, 2016 and December 31, 2015, the Company held approximately $7.9 million in FHLB stock.

Loans

Summary of Market Conditions

Total gross loans increased $86.4 million during the six months ended June 30, 2016, with growth attributed to increases in commercial real estate, residential 1 to 4 family, commercial and industrial, farmland, multi-family, and construction and land loans.  The growth in these categories was slightly offset by declines in home equity lines of credit, agriculture, and consumer loans, which was driven in part by the level of prepayments and payoffs exceeding loan production in those categories.  The Company continued to focus on organic loan growth in our region with originations of new loans held for investment during the six months ended June 30, 2016 totaling $155.0 million.

Utilization on lines of credit contributed another $25.8 million to the year to date growth in the loan portfolio.  New loan production was offset by loan prepayments and payoffs of $68.6 million.

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

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements.  There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds the loans.  Settlement from the correspondents is typically within 30 days of funding the mortgage.  At June 30, 2016, loans held for sale totaled $8.5 million compared to $9.8 million at December 31, 2015.

The table below sets forth the composition of the loan portfolio as of June 30, 2016 and December 31, 2015:

	June 30,		December 31,
	2016		2015		Variance
	Balance	Percent	Balance	Percent	Dollar	Percent
	(dollars in thousands)
Real Estate Secured
Commercial	$618,400	46.3%	$579,244	46.3%	$39,156	6.8%
Residential 1 to 4 family	184,097	13.8%	165,829	13.3%	18,268	11.0%
Farmland	131,574	9.9%	120,566	9.7%	11,008	9.1%
Multi-family residential	85,254	6.4%	79,381	6.4%	5,873	7.4%
Construction and land	36,753	2.8%	35,669	2.9%	1,084	3.0%
Home equity lines of credit	27,991	2.1%	31,387	2.5%	(3,396)	-10.8%
Total real estate secured	1,084,069	81.3%	1,012,076	81.1%	71,993	7.1%
Commercial
Commercial and industrial	182,645	13.6%	164,808	13.2%	17,837	10.8%
Agriculture	62,061	4.7%	64,363	5.2%	(2,302)	-3.6%
Total commercial	244,706	18.3%	229,171	18.4%	15,535	6.8%
Consumer	4,944	0.4%	6,033	0.5%	(1,089)	-18.1%
Total loans held for investment	1,333,719	100.0%	1,247,280	100.0%	86,439	6.9%
Deferred loan fees	(1,181)		(1,132)		(49)	4.3%
Allowance for loan and lease losses	(17,448)		(17,452)		4	0.0%
Total net loans	$1,315,090		$1,228,696		$86,394	7.0%

Loans held for sale	$8,534		$9,755		$(1,221)	-12.5%

Real Estate Secured

Other Real Estate Loans

The following table provides a break-down of the other real estate secured segment of the Company’s loan portfolio, which is exclusive of construction and land loans, as of June 30, 2016:

	June 30, 2016				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest	Owner
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)	Occupied
	(dollars in thousands)
Other Real Estate Secured
Residential 1 to 4 family	$184,097	$10	$184,107	16.7%	95.5%	368	$4,500	$139,010
Commercial	156,519	1,271	157,790	14.3%	81.9%	188	9,250	73,282
Hotels	143,477	5,588	149,065	13.5%	77.4%	55	15,000	4,259
Farmland	131,574	1,966	133,540	12.2%	69.3%	80	17,647	75,328
Professional	109,622	159	109,781	10.0%	57.0%	122	11,500	28,231
Retail	93,573	740	94,313	8.6%	48.9%	109	5,724	38,772
Multi-family	85,254	4,014	89,268	8.1%	46.3%	63	9,000	-
Healthcare / medical	53,767	699	54,466	5.0%	28.3%	52	12,420	37,324
Home equity lines of credit	27,991	37,612	65,603	6.0%	34.1%	460	1,200	27,582
Restaurants and other hospitality	27,303	350	27,653	2.5%	14.4%	24	13,713	8,550
Other	34,139	433	34,572	3.1%	17.9%	44	4,749	26,258
Total	$1,047,316	$52,842	$1,100,158	100.0%	571.0%	1,565	$17,647	$458,596

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2016.

At June 30, 2016 the Other Real Estate Secured segment of the loan portfolio, which excludes construction and land loans disclosed below, represented approximately $1.0 billion, or 78.5%, of total gross loans.  When compared to that reported at December 31, 2015 this represents an increase of approximately $70.9 million, or 7.3%.  This increase is attributed to new loan production in the commercial real estate, residential 1 to 4 family, farmland, multi-family portfolios, slightly offset by decreases in home equity lines of credit.  At June 30, 2016, a total of $27.0 million of the Other Real Estate Secured portfolio, was risk graded as special mention, substandard or doubtful, with the largest single component being the commercial real estate segment, which represented $24.3 million.  At December 31, 2015, Other Real Estate Secured balances graded special mention, substandard or doubtful totaled $36.9 million, of which $33.6 million can be attributed to commercial real estate loans.  At June 30, 2016 and December 31, 2015, Other Real Estate Secured balances, including undisbursed commitments, represented 571% and 531%, respectively, of the Bank’s total risk-based capital.  At June 30, 2016, approximately $458.6 million, or 43.8%, of the Other Real Estate Secured segment of the loan portfolio was considered owner occupied.  Loans meeting the regulatory classification of non-owner occupied commercial real estate, which includes construction and land loans, represented 285.0% of the Bank’s total risk-based capital at June 30, 2016 compared to 266.2% at December 31, 2015.

Construction and Land Loans

The following provides a break-down of the Company’s construction and land portfolio as of June 30, 2016:

	June 30, 2016				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Construction and Land
Commercial	$26,073	$13,135	$39,208	69.8%	20.3%	27	$10,000
Tract	6,367	3,147	9,514	16.9%	4.9%	7	10,673
Single family residential	2,207	814	3,021	5.4%	1.6%	16	800
Multi-family	1,263	-	1,263	2.2%	0.7%	4	900
Single family residential - Spec.	721	2,387	3,108	5.5%	1.6%	6	1,750
Hospitality	122	-	122	0.2%	0.1%	1	560
Total	$36,753	$19,483	$56,236	100.0%	29.2%	61	$10,673

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2016.

At June 30, 2016, the construction and land portfolio represented $36.8 million, or 2.8%, of total gross loans, an increase of $1.1 million, or 3.0%, from that reported at December 31, 2015.  Construction loans are typically granted for a one year period and then refinanced at the completion of the construction project into permanent loans with varying maturities.  The ratio of total construction and land loans, including undisbursed commitments, to the Bank’s total risk-based capital was 29% at June 30, 2016 and December 31, 2015.  At June 30, 2016 there were $4.2 million of construction and land balances risk graded special mention, substandard, or doubtful.  This compares to $5.2 million risk graded special mention, substandard or doubtful at December 31, 2015.

Commercial Loans

The following table provides a break-down of the Company’s commercial and industrial segment of the commercial loan portfolio as of June 30, 2016:

	June 30, 2016				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Commercial and Industrial
Manufacturing	$35,472	$9,078	$44,550	15.4%	23.1%	129	$5,000
Professional services	29,020	18,260	47,280	16.3%	24.5%	193	5,000
Real estate / rental and leasing	21,683	14,302	35,985	12.4%	18.7%	114	6,522
Healthcare / medical	19,846	10,672	30,518	10.5%	15.9%	116	10,162
Wholesale and retail	16,579	7,275	23,854	8.2%	12.4%	137	2,500
Construction	15,429	32,323	47,752	16.5%	24.8%	154	5,000
Restaurants / hospitality	12,996	4,094	17,090	5.9%	8.9%	77	5,000
Media and information services	6,826	2,166	8,992	3.1%	4.7%	22	5,000
Agriculture	6,021	2,880	8,901	3.0%	4.6%	38	2,000
Transportation and warehousing	4,823	566	5,389	1.9%	2.8%	64	596
Financial services	4,817	2,739	7,556	2.6%	3.9%	33	3,000
Oil gas and utilities	821	524	1,345	0.5%	0.7%	5	500
All other	8,312	2,366	10,678	3.7%	5.5%	220	2,342
Total	$182,645	$107,245	$289,890	100.0%	150.5%	1,302	$10,162

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2016.

At June 30, 2016, commercial and industrial loans represented approximately $182.6 million, or 13.6% of total gross loans. This represents an increase of $17.8 million, or 10.8% from December 31, 2015.  The ratio of total commercial and industrial loans, including undisbursed commitments, to the Bank’s total risk-based capital was 151% at June 30, 2016 and 142% at December 31, 2015.

The Company’s credit exposure within the commercial and industrial segment remains diverse with respect to the industries to which credit has been extended.  As of June 30, 2016, a total of $11.2 million of the commercial and industrial portfolio was risk graded as special mention, substandard or doubtful.  This compares to $11.8 million being risk graded special mention, substandard or doubtful as of December 31, 2015.

Agriculture Loans

The following table provides a break-down of the agriculture segment of the Company’s commercial loan portfolio as of June 30, 2016:

	June 30, 2016				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Agriculture
Fruit and nut tree farming	$25,001	$20,576	$45,577	44.0%	23.7%	38	$8,750
Wholesale merchants	12,171	4,274	16,445	15.9%	8.6%	10	8,000
Vegetable and melon farming	9,564	3,732	13,296	12.8%	6.9%	17	4,000
Food and beverage	4,877	1,178	6,055	5.8%	3.1%	18	1,500
Animal production	4,170	2,925	7,095	6.9%	3.7%	47	2,000
Support activities for agriculture	2,262	4,517	6,779	6.5%	3.5%	24	1,800
Other crop farming	2,240	2,065	4,305	4.2%	2.2%	7	2,353
Transportation and warehousing	19	-	19	0.0%	0.0%	2	25
All other	1,757	2,230	3,987	3.9%	2.1%	11	1,600
Total	$62,061	$41,497	$103,558	100.0%	53.8%	174	$8,750

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of June 30, 2016.

At June 30, 2016, agriculture balances totaled approximately $62.1 million, or 4.7% of total gross loans, which represents a decrease of $2.3 million, or 3.6%, from December 31, 2015.  The ratio of total agriculture loans, including undisbursed commitments, to the Bank’s total risk-based capital was 54% at June 30, 2016 and 53% at December 31, 2015.  As of June 30, 2016, a total of $8.1 million of the agriculture portfolio was risk graded as special mention, substandard or doubtful.  This compares to $3.0 million of the agriculture portfolio being risk graded special mention, substandard or doubtful as of December 31, 2015.  The year to date increase in agriculture loans graded special mention, substandard or doubtful can be attributed to one relationship.  The Bank continues to monitor this relationship closely.

Consumer

At June 30, 2016, the consumer loan portfolio totaled $4.9 million compared to $6.0 million reported at December 31, 2015. Consumer loans include revolving credit plans, installment loans and credit card balances.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table stratifies the loan portfolio according to the earlier of maturity or re-pricing date as well as information about fixed and variable rate loans:

	June 30, 2016
			Due Over
			12	Due Over	Due Over
	Due Less	Due 3 To	Months	3 Years	5 Years
	Than 3	12	Through	Through	Through	Due Over
	Months	Months	3 Years	5 Years	15 Years	15 Years	Total
	(dollars in thousands)
Real Estate Secured
Commercial	$41,378	$65,508	$156,664	$91,351	$263,499	$-	$618,400
Residential 1 to 4 family	2,415	2,755	22,733	47,606	106,796	1,792	184,097
Farmland	10,649	1,404	17,577	23,942	78,002	-	131,574
Multi-family residential	12,412	1,489	20,384	28,813	22,156	-	85,254
Construction and land	27,891	2,383	3,722	156	2,601	-	36,753
Home equity lines of credit	27,966	-	-	21	-	4	27,991
Commercial
Commercial and industrial	92,025	16,275	19,704	30,279	24,203	159	182,645
Agriculture	54,228	198	4,311	1,602	1,133	589	62,061
Consumer	939	86	190	252	2,577	900	4,944
Total loans held for investment	$269,903	$90,098	$245,285	$224,022	$500,967	$3,444	$1,333,719

Variable rate loans (1)	$259,021	$71,307	$175,331	$147,789	$238,856	$-	$892,304
Fixed rate loans	10,882	18,791	69,954	76,233	262,111	3,444	441,415
Total loans held for investment	$269,903	$90,098	$245,285	$224,022	$500,967	$3,444	$1,333,719

(1)          Variable rate loans include $558.2 million of loans that are at their contractual floor rates.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until interest rates on these loans rise above their floor rates.

At June 30, 2016, our loans held for investment were scheduled to mature or re-price in the following dollar and percentage amounts of total loans held for investment: $360.0 million, or 27.0%, in one year or less; $469.3 million, or 35.2%, in one through five years; and $504.4 million, or 37.8%, over five years.  Of the $504.4 million of loans scheduled to mature or re-price over five years, $311.3 million or 61.7% were scheduled to mature or re-price over five years through eight years; $165.9 million or 32.9% were scheduled to mature or re-price over eight years through ten years; and $27.3 million or 5.4% were scheduled to mature or re-price over ten years.

Allowance for Loan and Lease Losses (“ALLL”)

The Company maintains an ALLL deemed by management to be appropriate to absorb probable credit losses that may be incurred in the loan and lease portfolio as of the balance sheet date.  The ALLL is based on ongoing evaluations of the loan and lease portfolio, which is a process that involves subjective as well as complex judgments.  This evaluation includes an assessment of credit quality which considers various measures such as: the trend in the level of net charge-offs, the level of past due and non-accrual loans, and the level of, and trends, in substandard and doubtful loans. The Company’s ongoing evaluation of the ALLL also includes assessments of: estimated collateral values and or guarantees where appropriate, the seasoning of loans in the portfolio, qualitative factors associated with identified potential external and internal risks attributable to each loan category, the estimated exposure to specific loans identified as impaired, and trends in the Company’s historical loss experience for each loan category.

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

The ALLL is increased by provisions for and loan and lease losses charged to earnings or reversals of prior provisions for loan and lease losses.  The ALLL is decreased (or possibly increased) by charge-offs, net of recoveries on previously charged-off loans. Please see Note 1. Significant Accounting Policies, of the condensed consolidated financial statements filed on this Form 10-Q, for additional information concerning the Company’s methodology for determining an appropriate ALLL.

The Company allocates the ALLL across various segments and classes of loans within the loan portfolio. The following table provides a summary of the ALLL and its allocation as of June 30, 2016 and 2015 and December 31, 2015:

	June 30,				December 31,
	2016		2015		2015
		Percent		Percent		Percent
		of Loans to		of Loans to		of Loans to
	ALLL	Total Loans	ALLL	Total Loans	ALLL	Total Loans
	(dollars in thousands)
Real Estate Secured
Commercial	$5,311	46.3%	$5,419	49.1%	$6,293	46.3%
Farmland	2,645	9.9%	1,858	8.8%	2,275	9.7%
Residential 1 to 4 family	2,126	13.8%	1,475	12.0%	2,064	13.3%
Construction and land	491	2.8%	1,940	3.5%	623	2.9%
Multi-family residential	444	6.4%	763	6.5%	402	6.4%
Home equity lines of credit	128	2.1%	120	2.8%	127	2.5%
Commercial
Agriculture	2,911	4.7%	1,255	4.1%	2,538	5.2%
Commercial and industrial	2,698	13.6%	3,738	12.7%	2,834	13.2%
Consumer	182	0.4%	171	0.5%	173	0.5%
Unallocated	512		243		123
Total	$17,448	100.0%	$16,982	100.0%	$17,452	100.0%

Allocation of the ALLL

The Company continued to experience overall favorable metrics with respect to credit quality in the non-PCI loan portfolio during the first quarter of 2016 when compared to historical periods.  The balance of the ALLL was essentially unchanged at June 30, 2016 when compared to the balance at December 31, 2015.  The Company experienced net recoveries of $0.9 million and $1.0 million during the three and six months ended June 30, 2016.  The continued improvement in credit quality of the loan portfolio, as evidenced by a continued decline in classified and non-performing asset levels, resulted in a reversal of provision for loan and lease losses of $1.0 million during the three, and six months ended June 30, 2016.

Changes in the level of and trend in past due and non-accrual loans, as well as changes in the level of and trend in special mention, substandard and doubtful loans have an impact on the amount and allocation of the ALLL to various segments of the loan portfolio.  Non-accrual loans declined to $6.8 million at June 30, 2016 compared to $7.8 million at December 31, 2015, and loans 30-89 days past due remained low at $0.5 million compared to $0.3 million at December 31, 2015.  The balance of loans classified as special mention, substandard or doubtful totaled $50.7 million compared to $57.0 million at December 31, 2015.

The allocation of the ALLL has also been impacted by changes in the level of specific reserves for impaired loans, as well as the estimated impact that external qualitative factors, such as the ongoing California drought, may have on certain of the Company’s borrowers.  However, the overall underlying trend in the credit quality of the loan portfolio resulted in a reversal of provision for loan and lease losses during the three months ended June 30, 2016.

The ALLL as a percentage of total gross loans was 1.31% at June 30, 2016 compared to 1.40% at December 31, 2015.  The ALLL attributable to the legacy Heritage portfolio, excluding acquired loans, was $17.2 million, or 1.45% of legacy Heritage loans and leases at June 30, 2016, compared to $17.1 million or 1.59% of legacy Heritage loans and leases at December 31, 2015.  At June 30, 2016 the ALLL attributable to acquired non-PCI loans was $0.2 million or 0.14% of acquired non-PCI loans, compared to $0.3 million, or 0.20% at December 31, 2015.  As of June 30, 2016, the remaining unaccreted discount on acquired non-PCI loans was $2.8 million compared to $3.2 million at December 31, 2015.

The ALLL for PCI loans was $0.1 million at June 30, 2016 and December 31, 2015, respectively.  The ALLL established for PCI loans resulted from unfavorable changes in expected future cash flows on certain PCI loans.  At June 30, 2016 the remaining unaccreted discount on PCI loans was $1.8 million compared to $2.3 million at December 31, 2015.

The ALLL attributable to loans collectively evaluated for impairment on the legacy Heritage portfolio at June 30, 2016 was approximately $16.9 million compared to $16.7 million at December 31, 2015.  Approximately $8.0 million of the ALLL attributable to loans collectively evaluated for impairment is the result of qualitative adjustments at June 30, 2016 compared to $6.7 million at December 31, 2015.

At June 30, 2016 and December 31, 2015, approximately $1.7 million and $1.8 million, respectively, of the ALLL was attributable to qualitative adjustments associated with the potential impacts of the California drought on various segments of our loan portfolio, including farmland, agriculture, and commercial and industrial loans.  Concerns associated with the impact of the California drought on our customer’s businesses, and concerns about the impact directly to agriculture, and indirectly to other businesses such as hospitality and tourism resulted in a higher allocation of the qualitative component of the ALLL at June 30, 2016 and December 31, 2015.  Evidence of the drought’s impact on agricultural businesses has been noted in recent studies indicating that the current drought is responsible for the greatest absolute reduction in water availability to agriculture ever seen in California.  Furthermore, the State of California, as well as certain municipalities within California, have mandated water conservation measures that cite specific usage reductions and have limited the use of water for particular applications such as landscape watering, car washing and other applications.  These facts, along with discussions with some of our borrowers, as it relates to expected decreases in cash flows related to the drought, have led the Company to maintain the qualitative factor allocation within the ALLL for the impact of the drought on our loan portfolio.  If the drought in California continues, the related allocation of the ALLL for the drought may increase significantly.

The ALLL associated with loans specifically evaluated for impairment totaled $0.3 million at June 30, 2016 and December 31, 2015.  As of June 30, 2016, the Company believes that the ALLL was appropriate to cover probable credit losses that may be incurred in the Company’s loan and lease portfolio.

The following table provides a summary of the activity in the ALLL for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Balance, beginning of period	$17,452	$16,802
Charge-offs:
Commercial
Commercial and industrial	(12)	(142)
Agriculture	-	(1)
Consumer	(4)	(5)
Real Estate Secured
Home equity lines of credit	-	(55)
Construction and land	-	(34)
Total charge-offs	(16)	(237)
Recoveries:
Real Estate Secured
Commercial	614	-
Construction and land	144	24
Residential 1 to 4 family	8	2
Home equity lines of credit	4	74
Commercial
Commercial and industrial	218	286
Agriculture	12	23
Consumer	12	8
Total recoveries	1,012	417
Net recoveries	996	180
(Reversal of) provision for loan and lease losses	(1,000)	-
Balance, end of period	$17,448	$16,982

Gross loans, end of period	$1,333,719	$1,191,153
ALLL to total gross loans	1.31%	1.43%
Net recoveries to average loans	0.16%	0.03%

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

The following table provides a summary of the Company’s non-performing loans, foreclosed assets and troubled debt restructurings (“TDRs”) as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(dollars in thousands)
Non-Performing Loans
Construction and land	$4,046	$3,968
Commercial and industrial	1,866	1,630
Agriculture	363	-
Commercial real estate	264	1,940
Consumer	117	33
Home equity lines of credit	84	84
Farmland	77	83
Residential 1 to 4 family	-	80
Total non-performing loans	6,817	7,818
Other real estate owned	111	328
Total non-performing assets	$6,928	$8,146
TDRs
Accruing	$10,030	$10,056
Included in non-performing loans	6,031	6,203
Total TDRs	$16,061	$16,259

Ratio of allowance for loan and lease losses to total gross loans	1.31%	1.40%
Ratio of non-performing loans to total gross loans	0.51%	0.63%
Ratio of non-performing assets to total assets	0.35%	0.43%

Non-Accruing Loans

The following table reconciles the change in total non-accruing balances for the six months ended June 30, 2016:

	Balance			Returns to		Balance
	December 31,		Net	Accrual		June 30,
	2015	Additions	Paydowns	Status	Charge-offs	2016
	(dollars in thousands)
Real Estate Secured
Construction and land	$3,968	$349	$(271)	$-	$-	$4,046
Commercial	1,940	-	(1,386)	(290)	-	264
Home equity lines of credit	84	38	-	(38)	-	84
Farmland	83	-	(6)	-	-	77
Residential 1 to 4 family	80	-	(3)	(77)	-	-
Commercial
Commercial and industrial	1,630	1,751	(244)	(1,259)	(12)	1,866
Agriculture	-	400	(37)	-	-	363
Consumer	33	92	(4)	-	(4)	117
Total	$7,818	$2,630	$(1,951)	$(1,664)	$(16)	$6,817

At June 30, 2016, the balance of non-accruing loans was $6.8 million, or $1.0 million lower than that reported at December 31, 2015.  Additions to non-accruing loans totaling $2.6 million related primarily to several relationships in the commercial and industrial category.  These additions were offset by $1.7 million in loans the Company returned to accrual status after the related borrowers exhibited a sustained period of repayment performance, as well as paydowns and payoffs of non-accrual loans totaling $2.0 million.  At June 30, 2016, $6.1 million of non-accruing loans were considered current with their contractual payments due, compared to $6.4 million at December 31, 2015.

Deposits and Borrowed Funds

The following table provides a summary of the composition of deposits as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,	Variance
	2016	2015	Dollar	Percent
	(dollars in thousands)
Non-interest bearing deposits	$546,520	$514,559	$31,961	6.21%
Money market deposits	584,732	565,060	19,672	3.48%
Time deposits	240,433	245,742	(5,309)	-2.16%
NOW accounts	123,386	129,254	(5,868)	-4.54%
Other savings deposits	112,018	110,346	1,672	1.52%
Total deposits	$1,607,089	$1,564,961	$42,128	2.69%

At June 30, 2016, total deposits were $1.61 billion, representing an increase of $42.1 million, or 2.7%, from December 31, 2015.  The increase in deposit balances in 2016 can be attributed to the Company’s continued focus on gathering and retaining core relationships to help reduce overall funding costs.

At June 30, 2016, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 89.0% of total deposits, up from the 88.6% reported at December 31, 2015, due to growth in non-interest bearing demand and money market balances during the first six months of 2016.  Non-interest bearing demand deposits comprise 34.0%, and 32.9% of total deposits at June 30, 2016 and December 31, 2015, respectively.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances. These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At June 30, 2016, FHLB borrowings were $120.5 million with a weighted average maturity of 2.6 years, compared to $103.5 million at December 31, 2015 with a weighted average maturity of 2.8 years.  Borrowings are obtained for a variety of reasons which include, but are not limited to: asset-liability management; funding loan growth; and to provide additional liquidity.

At June 30, 2016, the Company had junior subordinated debentures issued and outstanding with a carrying value of $10.5 million, compared to $10.4 million at December 31, 2015.  These debentures were issued to three different trusts as follows:

	As of June 30, 2016
	Amount	Carrying	Current	Issue	Scheduled
	Issued	Value	Rate	Date	Maturity	Rate Type
	(dollars in thousands)
Heritage Oaks Capital Trust II	$5,248	$5,248	2.37%	27-Oct-06	Aug-37	Variable 3-month LIBOR + 1.72%
Mission Community Capital Trust I	$3,093	$2,230	3.58%	14-Oct-03	Oct-33	Variable 3-month LIBOR + 2.95%
Santa Lucia Bancorp (CA) Capital Trust	$5,155	$3,051	2.11%	28-Apr-06	Jul-36	Variable 3-month LIBOR + 1.48%

These three debentures are callable by the Company at par.  At June 30, 2016, the Company included $10.1 million of the debt securities in its Tier I Capital for regulatory reporting purposes, as permitted under the Basel III Capital Rules.  For a more detailed discussion regarding junior subordinated debentures, see Note 10. Borrowings, in the Company’s consolidated financial statements of the Company’s 2015 Annual Report filed on Form 10-K.

Capital

At June 30, 2016, total shareholders’ equity was approximately $213.9 million.  This represents an increase of $7.4 million from December 31, 2015.  The change in shareholders’ equity is primarily attributable to net income of $8.2 million, of which approximately $4.1 million was retained after the payment of $4.1 million in dividends on the Company’s common stock.  Additional significant activity within shareholders’ equity during the six months ended June 30, 2016 include: an increase in accumulated other comprehensive income of $4.5 million related to the overall net positive change in fair value of the available for sale investment portfolio, common stock repurchases totaling $1.6 million, and a $0.4 million increase in additional paid in capital related to share-based compensation.

Cash Dividends

On January 27, 2016 the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on February 29, 2016 to shareholders of the Company’s common stock as of February 17, 2016.

On April 27, 2016 the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on May 31, 2016 to shareholders of the Company’s common stock as of May 18, 2016.

On July 27, 2016 the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on August 31, 2016 to shareholders of the Company’s common stock as of August 15, 2016.

Stock Repurchase Program

On January 6, 2016, the Company amended its previously announced program for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18.  The amendment to the stock repurchase program includes an extension of the program beyond its then expiration date of January 31, 2016.  Under the amended program, repurchase activity commenced on February 1, 2016 and may continue until August 2, 2016, the program’s new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company’s common stock, as well as under certain other circumstances as set forth in the amended program.  The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares repurchased as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

During the six months ended June 30, 2016, the Company repurchased and cancelled 226,170 shares of its common stock at an aggregate cost of $1.6 million, or $7.23 per share.  The Company made no repurchases of its common stock during the three months ended June 30, 2016.  As of June 30, 2016, the Company had repurchased and cancelled a total of 281,598 shares of its common stock under this plan at an aggregate total cost of $2.0 million or $7.28 per share.

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

The Bank seeks to maintain strong levels of capital in order to generally be considered “well-capitalized” under the Prompt Corrective Action framework as determined by applicable bank regulatory agencies.  The Company’s potential sources of capital include retained earnings and the issuance of equity, while the Bank’s primary sources of capital include retained earnings and capital contributions from Bancorp.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of June 30, 2016 and December 31, 2015:

	Regulatory Standard to Be Considered
	Adequately Capitalized (1)		Well Capitalized (2)	June 30, 2016		December 31, 2015
	Bank	Company	Bank	Company	Bank	Company	Bank
Ratio
Common Equity Tier I Capital Ratio	5.125%	5.125%	6.50%	12.16%	11.91%	12.61%	12.48%
Leverage ratio	4.000%	4.000%	5.00%	9.80%	9.20%	9.90%	9.50%
Tier I Risk-Based Capital Ratio	6.625%	6.625%	8.00%	12.69%	11.91%	13.01%	12.48%
Total Risk-Based Capital Ratio	8.625%	8.625%	10.00%	13.91%	13.13%	14.26%	13.74%

(1)          As of June 30, 2016, includes Capital Conservation Buffer of 0.625%.  On a fully phased-in basis, effective January 1, 2019, under Basel III Capital Rules, minimum capital ratios to be considered “adequately capitalized,” including the Capital Conservation Buffer of 2.5%, will be as follows: CET I: 7.0%; Leverage Ratio: 6.5%; Tier I Risk-Based Capital Ratio: 8.5%; Total Risk-Based Capital Ratio: 10.5%.

(2)          Reflects minimum threshold to be considered “well capitalized” under Prompt Corrective Action framework, specific to depository institutions.

Capital ratios for both the Bank and the Company decreased during the first six months of 2016 as compared to that reported at December 31, 2015.  The decrease in capital ratios for the Bank can be attributed in large part to a $10.0 million dividend paid to the holding company during the first quarter of 2016 to assist with the operational needs of the holding company, the payment of dividends on the Company’s common stock, and to fund repurchases of the Company’s common stock.  Capital ratios for the Bank were also impacted by growth in risk weighted assets during the first six months of 2016, which is primarily attributable to the growth in the loan portfolio.   The decrease in capital ratios for the Company during the first six months of 2016 can be attributed to growth in risk weighted assets, in conjunction with the payment of common stock dividends and repurchases of common stock.  As of June 30, 2016 and December 31, 2015 the Bank’s capital ratios were above minimum thresholds to generally be considered “well capitalized” for bank regulatory purposes.

At June 30, 2016, the Company was able to include $10.1 million of junior subordinated debt in its Tier I capital for regulatory capital purposes compared to $10.0 million at December 31, 2015.

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

The following table provides a summary of the Company’s significant and determinable contractual obligations by payment date as of June 30, 2016:

	Less Than	One to Three	Three to Five	More than	June 30,	December 31,
	One Year	Years	Years	Five Years	2016	2015
	(dollars in thousands)
Deposits (1)	$1,512,901	$63,553	$27,070	$3,553	$1,607,077	$1,564,944
FHLB advances and other borrowings	49,500	19,500	18,500	33,000	120,500	103,500
Operating lease obligations	1,255	1,695	1,505	2,075	6,530	7,083
Salary continuation payments	262	524	524	3,149	4,459	4,590
Junior subordinated debentures	—	—	—	13,496	13,496	13,496
Total obligations	$1,563,918	$85,272	$47,599	$55,273	$1,752,062	$1,693,613

(1) Deposits with no stated maturity of $1.4 billion are included in amounts due less than one year.

The Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $12.4 million at June 30, 2016 compared to the $13.0 million at December 31, 2015.  Included in these letter of credit commitments is a single standby letter of credit, which was issued in September 2004, to guarantee the payment of taxable variable rate demand bonds.  The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvements and expansion of an assisted living facility.  The amount of this letter of credit was $10.2 million and $10.4 million as of June 30, 2016 and December 31, 2015, respectively.  The letter of credit was undrawn as of June 30, 2016 and December 31, 2015, and will expire in September 2020.  The Bank has a corresponding line of credit with the FHLB in the amount of $10.2 million, which is collateralized by a blanket lien that includes all qualifying loans on the Bank’s balance sheet.

Additionally at June 30, 2016 and December 31, 2015, the Company had undisbursed loan commitments, made in the ordinary course of business, totaling $265.1 million and $242.1 million, respectively.  The following table provides a breakdown of undisbursed loan commitments, as well as the total for standby letters of credit as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(dollars in thousands)
Commitments to Extend Credit
Commercial and industrial	$98,123	$101,592
Secured by real estate	52,111	37,269
Agriculture	43,346	38,146
Home equity lines of credit	37,612	32,072
Not secured by real estate	19,902	13,860
Other unused commitments	12,330	17,601
Credit card lines	1,650	1,585
Total commitments to extend credit	265,074	242,125
Standby letters of credit (1)	12,392	12,968
Total commitments and standby letters of credit	$277,466	$255,093

(1) Includes a standby letter of credit to one customer in the amount of $10.2 million and $10.4 million at June 30, 2016 and December 31, 2015, respectively.

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

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Company’s Management Asset Liability Committee (“Management ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives, including but not limited to, maintaining sufficient liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions. Management ALCO meets regularly to assess projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank’s customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At June 30, 2016, these credit lines totaled $77.0 million and are unsecured. The Bank had no borrowings against the credit lines with its correspondent banks.  The Bank is a member of the FHLB and has available collateralized borrowing capacity of $354.2 million at June 30, 2016, in addition to the $120.5 million currently outstanding. Additionally, the Company has a $10.0 million unsecured line of credit available with a correspondent bank as a secondary liquidity source for Bancorp.

The Company also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows. As of June 30, 2016, the Company believes investments in the portfolio can be pledged or liquidated at their current fair values in the event they are needed to provide liquidity. The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 22.38% at June 30, 2016 compared to 25.32% at December 31, 2015.

The ratio of gross loans to deposits, another key liquidity ratio, increased to 82.99% at June 30, 2016 compared to 79.7% at December 31, 2015. Management believes the level of liquid assets and available credit facilities are sufficient to meet current and anticipated funding needs. In addition, the Company’s Management ALCO oversees the Company’s liquidity position by reviewing a monthly liquidity report. Management is not aware of any trends, demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material change in the Company’s liquidity.

Subsequent Events

Dividend Declaration

On July 27, 2016 the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on August 31, 2016 to shareholders of the Company’s common stock as of August 15, 2016.

Amendment to Stock Repurchase Program

On July 22, 2016, the Company announced it had amended its previously announced program for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18.  Under the amended program, repurchase activity may commence on August 6, 2016 and may continue until February 8, 2017, the program’s new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company’s common stock in addition to what has already been purchased under the program, as well as under certain other circumstances as set forth in the amended program.  The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time.  All shares repurchased as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

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

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the Bank level. Thus, virtually all of the Company’s interest rate risk exposure lies at the Bank level other than $13.5 million in subordinated debentures issued by the Company’s subsidiary grantor trusts. As a result, all significant interest rate risk procedures are performed at the Bank level. In addition to risk related to interest rate changes, the Bank’s real estate loan portfolio, concentrated primarily within San Luis Obispo and Santa Barbara Counties of California, is subject to risks of changes in the underlying value of collateral as a result of changes in the local economy.

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

Management employs asset and liability management software to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of June 30, 2016. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s Management ALCO policies. Management will continue to perform this analysis each quarter.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s June 30, 2016 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200 bp rate increase and a 100 bp decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, a 200 bp decrease is not considered a realistic possibility and is therefore not presented.

The results in the table below indicate the change in net interest income the Company would expect to see as of June 30, 2016, if interest rates were to change immediately in the amounts set forth:

	June 30, 2016
	-100bp	+100bp	+200bp
	(dollars in thousands)
Net interest income	$60,911	$62,974	$64,475
$ Change from base	$(843)	$1,220	$2,721
% Change from base	-1.4%	2.0%	4.4%

It is important to note that the above table is a summary of several forecasts and actual results may vary from any of the forecasted amounts and such difference may be material and adverse to the Company. The forecasts are based on estimates and assumptions made by management, and that may turn out to be different, and may change over time. Factors affecting these estimates and assumptions include, but are not limited to: 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses to each of the foregoing. Factors that vary significantly from the assumptions and estimates may have material and adverse effects on the Company’s net interest income.  Therefore, the results of this analysis should not be relied upon as indicative of actual future results.

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
		Percent of		Percent of
	Balance	Total	Balance	Total
	(dollars in thousands)
Rate Type
Variable - daily	$189,441	14.2%	$168,957	13.5%
Variable other than daily	702,863	52.7%	659,365	52.9%
Fixed rate	441,415	33.1%	418,958	33.6%
Total gross loans	$1,333,719	100.0%	$1,247,280	100.0%

As of June 30, 2016, the table above identifies approximately 14.2% of the loan portfolio that will re-price immediately in a changing rate environment.  At June 30, 2016, approximately $892.3 million, or 66.9%, of the Company’s loan portfolio is considered variable.

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in market rates as of June 30, 2016:

	June 30, 2016
	Move in Index Rate (bps)
	+100	+150	+200	+250	+300	+350
	(dollars in thousands)
Cumulative variable daily	$82,670	$95,626	$98,854	$101,104	$101,234	$102,458
Cumulative variable other than daily	390,050	413,048	442,173	452,892	456,085	456,345
Cumulative total variable at floor	$472,720	$508,674	$541,027	$553,996	$557,319	$558,803

As interest rates began to fall at the end of the last decade, the Company moved to protect the net interest margin by implementing floors on new loan originations. Management believes this strategy proved successful in insulating the net interest margin in the declining interest rate environment experienced over the last several years. However, looking forward into a possible rising rate environment, management believes that these loan floors could result in compression of the net interest margin and potentially a decline in net interest income.  As such, the Company began lowering the floor rates on new and renewed loans over the last couple of years to reduce the level of market interest rate movement required to adjust above floor rates and return those loans to a fully variable interest rate profile.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Due to the nature of our business we are involved in legal proceedings that arise in the ordinary course of our business.  While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under “Part I. Item 1A. Risk Factors” included in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.   These risk factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.  During the six months ended June 30, 2016, there have been no material changes from the risk factors described in our 2015 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

None.

Item 3.  Defaults upon Senior Securities

(a)         None.

(b)         None.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits:

Exhibit 10.1 Form of Performance Based Restricted Stock Unit Agreement (2016 Grants – 2015 Equity Incentive Plan)**

Exhibit 10.2 Form of Restricted Stock Award Agreement (2015 Equity Incentive Plan)**

Exhibit 31.1 Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2 Rule 13a-14(a)  Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (unaudited), (iv) Condensed Consolidated Statements of Shareholders’ Equity, for the six months ended June 30, 2016 and 2015 (unaudited), (v) Condensed Consolidated Statements of Cash Flows, for the three and six months ended June 30, 2016 and 2015 (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

** Management contract or compensatory plan agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: August 5, 2016

/s/ Simone F. Lagomarsino	/s/ Jason C. Castle
Simone F. Lagomarsino	Jason C. Castle
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)