Form 10-Q
period 2016-09-30
HERITAGE OAKS BANCORP
filed 2016-11-04
CIK 921547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.

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

As of November 2, 2016, there were 34,256,174 shares of the registrant’s common stock outstanding.

Heritage Oaks Bancorp

and Subsidiaries

Part I.  Financial Information

Item 1. Financial Statements

Condensed Consolidated Financial Statements and the notes thereto begin on the next page.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2016	2015
	(dollars in thousands)
Assets
Cash and due from banks	$23,893	$15,610
Interest earning deposits in other banks	41,357	54,313
Total cash and cash equivalents	65,250	69,923
Investment securities available for sale, at fair value	456,464	450,935
Loans held for sale, at lower of cost or fair value	7,975	9,755
Gross loans held for investment	1,342,701	1,247,280
Net deferred loan fees	(1,146)	(1,132)
Allowance for loan and lease losses	(17,643)	(17,452)
Net loans held for investment	1,323,912	1,228,696
Premises and equipment, net	36,360	37,342
Bank-owned life insurance	33,500	32,850
Goodwill	24,885	24,885
Deferred tax assets, net	15,663	21,272
Federal Home Loan Bank stock	7,853	7,853
Other intangible assets	3,568	4,298
Other assets	12,877	11,930
Total assets	$1,988,307	$1,899,739

Liabilities
Non-interest bearing deposits	$570,243	$514,559
Interest bearing deposits	1,061,105	1,050,402
Total deposits	1,631,348	1,564,961
Short term FHLB borrowing	49,000	38,500
Long term FHLB borrowing	71,000	65,021
Junior subordinated debentures	10,572	10,438
Other liabilities	11,104	14,385
Total liabilities	1,773,024	1,693,305
Shareholders’ Equity
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 34,249,804 shares and 34,353,014 shares as of September 30, 2016 and December 31, 2015, respectively.	164,009	165,517
Additional paid in capital	8,971	8,251
Retained earnings	38,424	32,200
Accumulated other comprehensive income	3,879	466
Total shareholders’ equity	215,283	206,434
Total liabilities and shareholders’ equity	$1,988,307	$1,899,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
Interest Income
Loans, including fees	$15,222	$14,781	$45,152	$44,454
Investment securities	2,215	1,864	6,604	5,193
Other interest-earning assets	232	312	671	979
Total interest income	17,669	16,957	52,427	50,626
Interest Expense
Deposits	898	941	2,668	2,748
Other borrowings	541	620	1,612	1,742
Total interest expense	1,439	1,561	4,280	4,490
Net interest income before (reversal of) provision for loan and lease losses	16,230	15,396	48,147	46,136
(Reversal of) provision for loan and lease losses	-	-	(1,000)	-
Net interest income after (reversal of) provision for loan and lease losses	16,230	15,396	49,147	46,136
Non-Interest Income
Fees and service charges	1,276	1,271	3,820	3,840
Net gain on sale of mortgage loans	708	407	1,696	1,277
Gain on derivative instruments	415	-	1,012	-
Earnings on BOLI	289	214	865	640
Gain on sale of investment securities	271	136	909	641
Other mortgage fee income	199	92	438	348
Gain on extinguishment of debt	-	552	-	552
Other income	186	134	594	780
Total non-interest income	3,344	2,806	9,334	8,078
Non-Interest Expense
Salaries and employee benefits	6,686	5,598	19,611	17,643
Professional services	1,776	2,234	5,634	5,342
Occupancy and equipment	1,657	1,688	4,933	5,023
Information technology	591	611	1,821	1,753
Sales and marketing	317	240	807	852
Loan department expense	284	252	770	798
Amortization of intangible assets	244	263	730	787
Regulatory assessments	222	298	847	895
Communication costs	122	150	372	435
OREO write-downs	-	-	217	-
Other expense	824	817	2,666	1,865
Total non-interest expense	12,723	12,151	38,408	35,393
Income before income taxes	6,851	6,051	20,073	18,821
Income tax expense	2,668	2,049	7,690	6,950
Net income	4,183	4,002	12,383	11,871
Accretion on preferred stock	-	-	-	70
Net income available to common shareholders	$4,183	$4,002	$12,383	$11,801

Earnings Per Common Share
Basic	$0.12	$0.12	$0.36	$0.34
Diluted	$0.12	$0.12	$0.36	$0.34
Dividends declared per common share	$0.06	$0.06	$0.18	$0.17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income	$4,183	$4,002	$12,383	$11,871
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(1,643)	1,963	6,798	1,220
Reclassification for net gains on investments included in net income	(271)	(136)	(909)	(641)
Other comprehensive (loss) income, before income tax (benefit) expense	(1,914)	1,827	5,889	579
Income tax (benefit) expense related to items of other comprehensive income	(805)	768	2,476	243
Other comprehensive (loss) income	(1,109)	1,059	3,413	336
Comprehensive income	$3,074	$5,061	$15,796	$12,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
		Common Stock		Additional		Other	Total
	Preferred	Number of		Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Earnings	Income	Equity
	(dollars in thousands, except per share data)

Balance, December 31, 2014	$1,056	33,905,060	$164,196	$6,984	$24,772	$932	$197,940
Dividends declared ($0.17 per share)					(5,799)		(5,799)
Repurchases of common stock		(3,696)	(28)				(28)
Exercise of stock options		47,554	228				228
Partial conversion of Series C preferred stock	(1,056)	348,697	1,056	70	(70)		-
Share-based compensation				814			814
Tax effect of share-based compensation				96			96
Net issuance of restricted share awards		54,830					-
Net income					11,871		11,871
Other comprehensive income						336	336
Balance, September 30, 2015	$-	34,352,445	$165,452	$7,964	$30,774	$1,268	$205,458

Balance, December 31, 2015	$-	34,353,014	$165,517	$8,251	$32,200	$466	$206,434
Dividends declared ($0.18 per share)					(6,159)		(6,159)
Repurchases of common stock		(226,170)	(1,635)				(1,635)
Exercise of stock options		19,907	127				127
Share-based compensation				820			820
Tax effect of share-based compensation				(100)			(100)
Net issuance of restricted share awards		103,053					-
Net income					12,383		12,383
Other comprehensive income						3,413	3,413
Balance, September 30, 2016	$-	34,249,804	$164,009	$8,971	$38,424	$3,879	$215,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$12,383	$11,871
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,661	1,538
(Reversal of) provision for loan and lease losses	(1,000)	-
Write-downs on premises and equipment held for sale	-	68
Amortization of premiums / discounts	5,361	4,999
Amortization of intangible assets	730	787
Accretion of discount on acquired and purchased loans, net	(904)	(1,524)
Share-based compensation expense	915	814
Gain on extinguishment of debt	-	(552)
Gain on sale of securities, available for sale	(909)	(641)
Gain on sale of assets	-	(8)
Gain on sale of loans held for sale	(1,696)	(1,277)
Originations of loans held for sale	(123,427)	(104,656)
Proceeds from sale of loans held for sale	126,903	103,153
Net increase in bank owned life insurance	(650)	(480)
Decrease in deferred tax assets, net	3,133	3,255
Write-downs on OREO	217	-
Tax effect of share-based compensation	100	(96)
Decrease in other assets and other liabilities, net	1,355	1,487
Net cash provided by operating activities	24,172	18,738
Cash Flows from Investing Activities
Purchase of securities, available for sale	(146,833)	(173,560)
Sale of securities, available for sale	101,482	55,184
Proceeds from principal paydowns of securities, available for sale	41,364	37,690
Proceeds from sale of premises and equipment	-	9
Increase in loans, net	(100,539)	(12,820)
Recoveries on previously charged-off loans	1,232	776
Proceeds from sale of foreclosed collateral	-	91
Purchase of property, premises and equipment, net	(679)	(1,414)
Net cash used in investing activities	(103,973)	(94,044)

(Continued on next page)

Heritage Oaks Bancorp

and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
	2016	2015
	(dollars in thousands)
Cash Flows from Financing Activities
Increase in deposits, net	66,395	176,947
Proceeds from Federal Home Loan Bank borrowing	197,500	36,000
Repayments of Federal Home Loan Bank borrowing	(181,000)	(52,898)
Decrease in junior subordinated debentures	-	(2,550)
Net proceeds from exercise of stock options, including tax benefits	27	324
Dividends paid	(6,159)	(5,799)
Repurchases of common stock	(1,635)	(28)
Net cash provided by financing activities	75,128	151,996
Net (decrease) increase in cash and cash equivalents	(4,673)	76,690
Cash and cash equivalents, beginning of period	69,923	35,580
Cash and cash equivalents, end of period	$65,250	$112,270

Supplemental Cash Flow Information
Cash Flow Information
Interest paid	$4,306	$4,479
Income taxes paid	$3,880	$1,390
Non-Cash Flow Information
Change in unrealized gain (loss) on available for sale securities	$6,798	$1,220
Loans transferred to foreclosed assets	$70	$416
Accretion on preferred stock	$-	$70

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Significant Accounting Policies

The significant accounting policies that the Company applies are detailed in Note 1. Summary of Significant Accounting Policies, of the Company’s 2015 Annual Report filed on Form 10-K. There have been no changes to these policies or their application during the three and nine months ended September 30, 2016, except as discussed below.

Note 1.  Summary of Significant Accounting Policies – continued

During 2016, the Company began presenting earnings per share (“EPS”) under the two-class method in accordance with ASC 260 “Earnings per Share,” which allocates distributed and undistributed earnings to participating securities.  Unvested restricted stock awards contain non-forfeitable rights to dividends or dividend equivalents.  As such, these awards are considered participating securities and the Company has applied the two-class method in the computation of basic and diluted EPS in periods where these awards are outstanding.  Under the two-class method distributed and undistributed earnings allocable to participating securities are deducted from net income to determine net income allocated to common shareholders, which is then used in the numerator of both basic and diluted EPS calculations.  The presentation of EPS in comparable periods in 2015 has been revised to conform to the current year presentation.

Recent Accounting Standards Updates

Recent Accounting Guidance Adopted

In September, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments to assets acquired and liabilities assumed in a business combination.  The new guidance under this update requires the cumulative impact of measurement period adjustments be recognized in the period the adjustment is determined. This update does not change what constitutes a measurement period adjustment, nor does it change the length of the measurement period. The new standard became effective for interim annual periods beginning after December 15, 2015 and should be applied prospectively to measurement period adjustments that occur after the effective date.  This update did not have an impact on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of the amendments within this update will have a material impact on the Company’s financial statements.

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

Note 1.  Summary of Significant Accounting Policies – continued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update improves the understanding and comparability of lessees’ financial commitments by requiring lease assets and lease liabilities to be recognized on the balance sheet for those leases classified as operating leases under current U.S. GAAP. This ASU requires a lessee to recognize on the balance sheet a lease liability to make lease payments and a right of use asset, representing the right to use the underlying asset, during the term of the lease.  This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach, with early adoption permitted. The Company is currently in the process of evaluating the impact that the adoption of this update will have on its financial statements.

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

Note 2. Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	As of	Fair Value Measurements Using
	September 30,	Quoted Prices in	Significant Other	Significant
	2016	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Available for sale investments:
Obligations of U.S. government agencies	$58,992	$-	$58,992	$-
Mortgage backed securities
U.S. government sponsored entities and agencies	247,193	-	247,193	-
Non-agency	25,521	-	25,521	-
State and municipal securities	115,449	-	115,449	-
Asset backed securities	9,309	-	9,309	-
Derivative financial instruments:
Interest rate swaps	1,910	-	1,910	-
Total assets measured on a recurring basis	$458,374	$-	$458,374	$-
Liabilities
Derivative financial instruments:
Interest rate swaps	$1,910	$-	$1,910	$-
Total liabilities measured on a recurring basis	$1,910	$-	$1,910	$-

Note 2. Fair Value of Assets and Liabilities - continued

	As of	Fair Value Measurements Using
	December 31,	Quoted Prices in	Significant Other	Significant
	2015	Active Markets for	Observable	Unobservable
	Assets At	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Available for sale investments:
Obligations of U.S. government agencies	$47,318	$-	$47,318	$-
Mortgage backed securities
U.S. government sponsored entities and agencies	245,235	-	245,235	-
Non-agency	34,317	-	34,317	-
State and municipal securities	108,406	-	108,406	-
Asset backed securities	15,627	-	15,627	-
Other investments	32	32	-	-
Derivative financial instruments:
Interest rate swaps	-	-	-	-
Total assets measured on a recurring basis	$450,935	$32	$450,903	$-
Liabilities
Derivative financial instruments:
Interest rate swaps	$-	$-	$-	$-
Total liabilities measured on a recurring basis	$-	$-	$-	$-

There were no transfers between levels of fair value measures during the nine months ended September 30, 2016 and December 31, 2015 for assets measured at fair value on a recurring basis.  As of September 30, 2016 and December 31, 2015, there were no assets or liabilities classified as Level 3.

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

	As of	Fair Value Measurements Using
	September 30,	Quoted Prices in	Significant Other	Significant
	2016	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
(dollars in thousands)
Assets
Foreclosed assets	$181	$-	$181	$-	$235
Total assets measured on a non-recurring basis	$181	$-	$181	$-	$235

Note 2. Fair Value of Assets and Liabilities - continued

	As of	Fair Value Measurements Using
	December 31,	Quoted Prices in	Significant Other	Significant
	2015	Active Markets for	Observable	Unobservable	Year To
	Assets At	Identical Assets	Inputs	Inputs	Date Losses
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Recoveries)
(dollars in thousands)
Assets
Foreclosed assets	$-	$-	$-	$-	$-
Total assets measured on a non-recurring basis	$-	$-	$-	$-	$-

There were no transfers between levels of fair value measures during the nine months ended September 30, 2016 for assets measured at fair value on a non-recurring basis.

Fair Value of Financial Instruments

The following table provides a summary of the estimated fair value of financial instruments at September 30, 2016 and December 31, 2015:

	As of	Fair Value Measurements Using
	September 30,	Quoted Prices in	Significant Other	Significant
	2016	Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$65,250	$65,250	$-	$-	$65,250
Investment securities available for sale	456,464	-	456,464	-	456,464
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net	1,323,912	-	-	1,332,933	1,332,933
Loans held for sale	7,975	-	7,975	-	7,975
Interest rate swaps	1,910	-	1,910	-	1,910
Accrued interest receivable	6,116	-	2,416	3,700	6,116
Liabilities
Non-interest bearing deposits	570,243	570,243	-	-	570,243
Interest bearing deposits	1,061,105	-	1,060,813	-	1,060,813
Federal Home Loan Bank advances	120,000	-	121,511	-	121,511
Junior subordinated debentures	10,572	-	-	8,531	8,531
Interest rate swaps	1,910	-	1,910	-	1,910
Accrued interest payable	364	-	364	-	364

Note 2. Fair Value of Assets and Liabilities - continued

	As of	Fair Value Measurements Using
	December 31, 2015 Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(dollars in thousands)
Assets
Cash and cash equivalents	$69,923	$69,923	$-	$-	$69,923
Investment securities available for sale	450,935	32	450,903	-	450,935
Federal Home Loan Bank stock	7,853	-	-	-	N/A
Loans receivable, net	1,228,696	-	-	1,250,903	1,250,903
Loans held for sale	9,755	-	9,755	-	9,755
Interest rate swaps	-	-	-	-	-
Accrued interest receivable	6,256	-	2,589	3,667	6,256
Liabilities
Non-interest bearing deposits	514,559	514,559	-	-	514,559
Interest bearing deposits	1,050,402	-	1,051,731	-	1,051,731
Federal Home Loan Bank advances	103,521	-	104,718	-	104,718
Junior subordinated debentures	10,438	-	-	8,195	8,195
Interest rate swaps	-	-	-	-	-
Accrued interest payable	390	-	390	-	390

Information on off-balance sheet instruments as of September 30, 2016 and December 31, 2015 follows:

	September 30, 2016		December 31, 2015
	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
(dollars in thousands)
Off-balance sheet instruments, commitments to
extend credit and standby letters of credit	$285,521	$2,855	$255,093	$2,551

Note 3. Investment Securities

The following table sets forth the amortized cost and fair values of the Company’s investment securities, all of which are classified as available for sale at September 30, 2016 and December 31, 2015:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$59,223	$218	$(449)	$58,992
Mortgage backed securities
U.S. government sponsored entities and agencies	246,284	2,205	(1,296)	247,193
Non-agency	25,318	223	(20)	25,521
State and municipal securities	109,443	6,077	(71)	115,449
Asset backed securities	9,503	-	(194)	9,309
Total available for sale securities	$449,771	$8,723	$(2,030)	$456,464

Note 3. Investment Securities - continued

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$47,478	$269	$(429)	$47,318
Mortgage backed securities
U.S. government sponsored entities and agencies	246,561	986	(2,312)	245,235
Non-agency	34,645	-	(328)	34,317
State and municipal securities	105,164	3,486	(244)	108,406
Asset backed securities	16,183	-	(556)	15,627
Other investments	100	-	(68)	32
Total available for sale securities	$450,131	$4,741	$(3,937)	$450,935

Available for sale investment securities which have an unrealized loss position at September 30, 2016 and December 31, 2015 are detailed below:

	September 30, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$21,361	$(49)	$23,291	$(400)	$44,652	$(449)
Mortgage backed securities
U.S. government sponsored entities and agencies	64,304	(823)	22,102	(473)	86,406	(1,296)
Non-agency	5,996	(3)	3,243	(17)	9,239	(20)
State and municipal securities	5,723	(71)	-	-	5,723	(71)
Asset backed securities	-	-	9,309	(194)	9,309	(194)
Total	$97,384	$(946)	$57,945	$(1,084)	$155,329	$(2,030)

	December 31, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$34,533	$(429)	$-	$-	$34,533	$(429)
Mortgage backed securities
U.S. government sponsored entities and agencies	131,570	(1,485)	31,558	(827)	163,128	(2,312)
Non-agency	31,400	(317)	2,917	(11)	34,317	(328)
State and municipal securities	15,660	(243)	235	(1)	15,895	(244)
Asset backed securities	-	-	15,626	(556)	15,626	(556)
Other investments	32	(68)	-	-	32	(68)
Total	$213,195	$(2,542)	$50,336	$(1,395)	$263,531	$(3,937)

A total of 58 and 104 securities were in an unrealized loss position as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, the Company believes that unrealized losses on its investment securities are not attributable to credit quality, but rather fluctuations in market prices.  In the case of the agency mortgage related securities, contractual cash flows are guaranteed by agencies of the U.S. Government.  While the Company’s investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration depending on the instrument’s priority in the overall cash flow structure and the characteristics of the loans underlying the investment security.

Note 3. Investment Securities – continued

Management does not intend to sell and it is unlikely that management will be required to sell these securities prior to their anticipated recovery.  As of September 30, 2016, the Company does not believe unrealized losses related to any of its securities are other than temporary.

The proceeds from the sales and calls of securities and the associated gains and losses for the three and nine months ended September 30, 2016 and 2015 are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Proceeds	$25,905	$8,656	$101,482	$55,184
Gross gains	271	136	1,291	815
Gross losses	-	-	(382)	(174)

The income tax expense related to these net realized gains was $0.1 million and $57 thousand for the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

The table below provides a maturity distribution of available for sale investment securities at September 30, 2016 and December 31, 2015. The table reflects the expected lives of mortgage-backed securities, based on the Company’s historical prepayment experience, because borrowers have the right to prepay obligations without prepayment penalties.  Included in the Company’s mortgage-backed securities are home equity conversion mortgages, which typically possess prepayment characteristics that differ from traditional mortgage-backed securities, such that prepayment activity is not as closely correlated with changes in interest rates.  Contractual maturities are reflected for all other security types.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016		December 31, 2015
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Due one year or less	$46,457	$46,563	$51,049	$50,978
Due after one year through five years	151,110	151,910	153,444	152,916
Due after five years through ten years	179,623	184,979	182,996	184,870
Due after ten years	72,581	73,012	62,642	62,171
Total	$449,771	$456,464	$450,131	$450,935

Securities having an amortized cost and a fair value of $145.8 million and $149.9 million, respectively at September 30, 2016, and $153.9 million and $155.2 million, respectively at December 31, 2015 were pledged to secure public deposits.  At September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

Note 3. Investment Securities – continued

The following table summarizes earnings on investment securities, both taxable, and those that are exempt from federal taxation for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Taxable earnings on investment securities
Mortgage backed securities	$1,131	$938	$3,589	$2,529
Obligations of U.S. government agencies	272	161	617	487
State and municipal securities	145	151	477	339
Asset backed securities	27	33	95	113
Earnings on investment securities exempt from federal taxation
State and municipal securities	640	581	1,826	1,725
Total	$2,215	$1,864	$6,604	$5,193

Note 4. Loans and Allowance for Loan and Lease Losses

The following table provides a summary of outstanding loan balances as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Non-PCI	PCI	Total Loans	Non-PCI	PCI	Total Loans
	Loans	Loans	Receivable	Loans	Loans	Receivable
	(dollars in thousands)
Real Estate Secured
Commercial	$630,232	$5,614	$635,846	$573,559	$5,685	$579,244
Residential 1 to 4 family	195,330	123	195,453	165,256	573	165,829
Farmland	132,723	-	132,723	120,566	-	120,566
Multi-family residential	81,536	-	81,536	79,381	-	79,381
Construction and land	26,595	241	26,836	35,387	282	35,669
Home equity lines of credit	24,910	-	24,910	31,387	-	31,387
Total real estate secured	1,091,326	5,978	1,097,304	1,005,536	6,540	1,012,076
Commercial
Commercial and industrial	184,698	501	185,199	164,025	783	164,808
Agriculture	54,263	1,465	55,728	62,911	1,452	64,363
Total commercial	238,961	1,966	240,927	226,936	2,235	229,171
Consumer	4,470	-	4,470	6,033	-	6,033
Total loans held for investment	1,334,757	7,944	1,342,701	1,238,505	8,775	1,247,280
Deferred loan fees	(1,146)	-	(1,146)	(1,132)	-	(1,132)
Allowance for loan and lease losses	(17,577)	(66)	(17,643)	(17,373)	(79)	(17,452)
Total net loans held for investment	$1,316,034	$7,878	$1,323,912	$1,220,000	$8,696	$1,228,696

Loans held for sale	$7,975	$-	$7,975	$9,755	$-	$9,755

Note 4. Loans and Allowance for Loan and Lease Losses – continued

Acquired non-PCI loans totaled $141.5 million and $163.8 million as of September 30, 2016 and December 31, 2015, respectively, and are included in total non-PCI loans in the table above.  The decline in these loan balances is attributable to loan prepayments, payoffs, and scheduled principal reduction.

Loans held for sale consist of single-family residential mortgage loans under contract to be sold in the secondary market.  In most cases these loans are sold within thirty to sixty days.

Concentration of Credit Risk

At September 30, 2016, the Company held loans that were collateralized by various forms of real estate totaling $1.1 billion, which includes residential 1 to 4 family loans originated and held for sale, compared to $1.0 billion at December 31, 2015.  These loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara, and Ventura.  The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type.  While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurance that deterioration in the California real estate market, or the impact of the current California drought on our real estate collateralized loans, would not expose the Company to significantly greater credit risk.

Loans Serviced for Others

Loans serviced for others are not included in the Company’s condensed consolidated financial statements.  The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration (“SBA”) loans, was $30.3 million and $38.0 million at September 30, 2016 and December 31, 2015, respectively.  Periodically, the Company originates SBA loans for sale for which it retains the servicing of the guaranteed portion of the loan sold.  At September 30, 2016 and December 31, 2015, the unpaid principal balance of SBA loans serviced for others totaled $6.7 million and $8.5 million, respectively.  The Company did not sell any SBA loans during the nine months ended September 30, 2016 and 2015.

Pledged Loans

At September 30, 2016, the Bank has pledged $730.0 million of loans to the FHLB of San Francisco to secure a credit facility totaling $374.5 million under a blanket lien. Of this credit facility, $10.2 million is available as a line of credit, while the remainder is available for potential future borrowings.

Purchased Credit Impaired (“PCI”) Loans

As part of the acquisition of Mission Community Bancorp in 2014 (the “MISN Transaction”), the Company acquired certain loans classified as PCI loans. These loans have exhibited evidence of deterioration in credit quality since their origination, and at their acquisition it was deemed probable all contractually required payments would not be collected.

Note 4. Loans and Allowance for Loan and Lease Losses – continued

The table below summarizes the unpaid principal balance and carrying amount of PCI loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Unpaid Principal Balance	Carrying Amount	Unpaid Principal Balance	Carrying Amount
	(dollars in thousands)
Real Estate Secured
Commercial	$6,936	$5,614	$7,139	$5,685
Construction and land	322	241	382	282
Residential 1 to 4 family	196	123	875	573
Total real estate secured	7,454	5,978	8,396	6,540
Commercial
Agriculture	1,500	1,465	1,500	1,452
Commercial and industrial	789	501	1,211	783
Total commercial	2,289	1,966	2,711	2,235
Total PCI loans	$9,743	$7,944	$11,107	$8,775

The following table summarizes activity in the accretable yield, or income expected to be collected on PCI loans for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Beginning balance	$3,269	$4,464	$3,821	$4,374
Accretion of income	(210)	(258)	(865)	(1,190)
Changes in expected cash flows (1)	(144)	(161)	(41)	861
Ending balance	$2,915	$4,045	$2,915	$4,045

(1)          Changes in expected cash flows during the three months ended September 30, 2016 and 2015, as well as for the nine months ended September 30, 2016, were driven by cash flows the Company no longer expects to collect resulting from the prepayment of certain PCI loans.  Changes in expected cash flows for the nine months ended September 30, 2015 were driven primarily by positive changes in expected cash flows on PCI loans.

Note 4. Loans and Allowance for Loan and Lease Losses – continued

Impaired Loans

The following tables provide a summary of the Company’s recorded investment in non-PCI and PCI impaired loans as of and for the periods presented:

				For the Three Months Ended		For the Nine Months Ended
	September 30, 2016			September 30, 2016		September 30, 2016
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance Real Estate Secured
Construction and land	$4,185	$8,884	$-	$4,511	$16	$4,864	$57
Commercial	2,231	3,347	-	2,330	28	3,146	90
Residential 1 to 4 family	490	640	-	382	8	435	18
Farmland	325	331	-	363	5	564	28
Home equity lines of credit	84	86	-	84	-	75	-
Commercial
Commercial and industrial	2,996	3,255	-	3,329	51	3,333	153
Agriculture	1,778	1,869	-	1,573	18	1,182	39
Consumer	135	168	-	181	1	163	4
Total	12,224	18,580	-	12,753	127	13,762	389

With Related Allowance Real Estate Secured
Commercial	281	300	27	282	4	287	12
Commercial
Commercial and industrial	1,354	1,395	100	1,408	19	1,399	53
Agriculture	341	351	81	352	3	372	6
Total	1,976	2,046	208	2,042	26	2,058	71
Total Non-PCI impaired loans	$14,200	$20,626	$208	$14,795	$153	$15,820	$460

Note 4. Loans and Allowance for Loan and Lease Losses – continued

				For the Three Months Ended		For the Nine Months Ended
	September 30, 2016			September 30, 2016		September 30, 2016
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance Real Estate Secured
Commercial	$5,105	$6,425	$-	$5,110	$135	$5,128	$381
Residential 1 to 4 family	123	196	-	122	4	348	253
Construction and land	60	141	-	60	7	57	25
Commercial
Agriculture	1,465	1,500	-	1,462	30	1,458	87
Commercial and industrial	107	395	-	117	18	200	63
Total	6,860	8,657	-	6,871	194	7,191	809

With Related Allowance Real Estate Secured
Commercial	509	511	37	513	7	520	26
Construction and land	181	181	5	191	3	205	10
Commercial
Commercial and industrial	394	394	24	405	6	428	20
Total	1,084	1,086	66	1,109	16	1,153	56
Total PCI loans	$7,944	$9,743	$66	$7,980	$210	$8,344	$865

				For the Three Months Ended		For the Nine Months Ended
	December 31, 2015			September 30, 2015		September 30, 2015
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance Real Estate Secured
Construction and land	$5,138	$9,615	$-	$1,556	$24	$1,798	$71
Commercial	3,855	5,328	-	4,247	36	4,158	110
Residential 1 to 4 family	694	860	-	748	10	602	12
Farmland	587	588	-	385	7	558	26
Home equity lines of credit	85	86	-	85	-	119	-
Commercial
Commercial and industrial	2,295	2,510	-	3,252	10	3,541	45
Agriculture	724	815	-	654	6	671	7
Consumer	146	204	-	160	1	149	4
Total	13,524	20,006	-	11,087	94	11,596	275

With Related Allowance Real Estate Secured
Commercial	435	665	59	461	-	476	-
Land	-	-	-	4,084	-	4,147	-
Commercial
Commercial and industrial	1,944	1,972	156	1,444	22	1,139	50
Agriculture	400	400	39	-	-	-	-
Total	2,779	3,037	254	5,989	22	5,762	50
Total Non-PCI impaired loans	$16,303	$23,043	$254	$17,076	$116	$17,358	$325

Note 4. Loans and Allowance for Loan and Lease Losses – continued

				For the Three Months Ended		For the Nine Months Ended
	December 31, 2015			September 30, 2015		September 30, 2015
		Unpaid	Specific	Average	Interest	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income	Recorded	Income
	Investment	Balance	Impaired Loans	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$5,156	$6,601	$-	$5,189	$122	$5,297	$807
Residential 1 to 4 family	573	875	-	566	18	565	48
Construction and land	53	152	-	553	19	556	58
Commercial
Agriculture	1,452	1,500	-	1,440	30	1,437	87
Commercial and industrial	297	712	-	542	44	680	104
Total	7,531	9,840	-	8,290	233	8,535	1,104

With Related Allowance
Real Estate Secured
Commercial	529	538	41	537	10	536	38
Construction and land	229	230	5	254	5	272	15
Commercial
Commercial and industrial	486	499	33	490	10	500	33
Total	1,244	1,267	79	1,281	25	1,308	86
Total PCI loans	$8,775	$11,107	$79	$9,571	$258	$9,843	$1,190

The Company did not record income from the receipt of cash payments related to non-accruing loans during the nine month periods ended September 30, 2016 and 2015.  If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.1 million and $0.2 million for the three month periods ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.5 million for the nine month periods ended September 30, 2016 and 2015, respectively.  Interest income recognized on impaired loans in the tables above represents interest the Company recognized on accruing TDRs, as well as accruing PCI loans.

At September 30, 2016, the Company had no loans secured by residential 1 to 4 family real estate that were in the process of foreclosure.  There were no residential 1 to 4 family properties included in foreclosed assets as of September 30, 2016.

Troubled Debt Restructurings

The majority of the Bank’s TDRs were granted concessions with respect to interest rates, payment structure and/or maturity. Modifications to loans as TDRs during the three and nine month periods ended September 30, 2016 were primarily comprised of extensions of a loan’s maturity at the loan’s original interest rate, which was lower than the market rate of interest for new credit with similar risk.  Extensions of maturity were for periods ranging from 6 months to 10 years.  At September 30, 2016, the Company was not committed to lend any additional funds to borrowers with loans modified as TDRs.  As of September 30, 2016 the Company had established valuation allowances for loans modified as TDRs totaling $0.2 million.

Note 4. Loans and Allowance for Loan and Lease Losses – continued

The following table provides a summary of loans classified as TDRs as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
	(dollars in thousands)
Non-PCI loans
Real estate secured
Construction and land	$742	$3,233	$3,975	$1,171	$3,968	$5,139
Commercial	2,252	115	2,367	2,395	435	2,830
Farmland	250	74	324	504	82	586
Residential 1 to 4 family	490	-	490	613	81	694
Commercial
Commercial and industrial	3,432	751	4,183	2,698	1,515	4,213
Agriculture	2,119	-	2,119	1,124	-	1,124
Consumer	107	9	116	114	10	124
Total non-PCI loans	9,392	4,182	13,574	8,619	6,091	14,710
PCI loans
Real estate secured
Commercial	901	24	925	922	46	968
Construction and land	60	-	60	54	-	54
Commercial
Commercial and industrial	394	37	431	461	66	527
Total PCI loans	1,355	61	1,416	1,437	112	1,549
Total TDRs	$10,747	$4,243	$14,990	$10,056	$6,203	$16,259

The following tables summarize loan modifications which resulted in TDRs during the periods presented below:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2016			September 30, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	TDRs	Investment	Investment	TDRs	Investment	Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Residential 1 to 4 family	1	$222	$222	1	$222	$222
Commercial
Commercial and industrial	3	204	204	16	1,732	1,732
Agriculture	-	-	-	1	10	10
Total TDRs	4	$426	$426	18	$1,964	$1,964

Note 4. Loans and Allowance for Loan and Lease Losses – continued

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	TDRs	Investment	Investment	TDRs	Investment	Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Residential 1 to 4 family	1	$129	$129	4	$753	$753
Farmland	1	232	232	2	730	730
Commercial	-	-	-	4	670	670
Construction and land	-	-	-	1	97	97
Commercial
Commercial and industrial	4	323	323	13	2,436	2,436
Agriculture	3	714	714	4	1,612	1,612
Consumer	1	11	11	2	68	68
Total non-PCI loans	10	1,409	1,409	30	6,366	6,366
PCI Loans
Real Estate Secured
Commercial	1	348	348	5	993	993
Construction and land	-	-	-	1	50	50
Commercial
Commercial and industrial	1	497	497	1	497	497
Total PCI loans	2	845	845	7	1,540	1,540
Total TDRs	12	$2,254	$2,254	37	$7,906	$7,906

The following tables summarize loans that were modified as troubled debt restructurings within the twelve months prior to the balance sheet date, and for which there was a payment default during the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016		September 30, 2016
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-PCI Loans	(dollars in thousands)
Real Estate Secured
Farmland	-	$-	1	$80
Total	-	$-	1	$80

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015		September 30, 2015
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-PCI Loans	(dollars in thousands)
Commercial
Commercial and industrial	-	$-	1	$18
Total	-	$-	1	$18

Note 4. Loans and Allowance for Loan and Lease Losses – continued

Allowance for Loan and Lease Losses

The following table summarizes the activity in the allowance for loan and lease losses by portfolio segment for the periods presented below:

	For the Three Months Ended September 30, 2016
	Balance June 30, 2016	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance September 30, 2016
	(dollars in thousands)
Other real estate secured	$10,654	$-	$6	$175	$10,835
Commercial	5,609	(5)	194	(92)	5,706
Construction and land	491	-	17	(191)	317
Consumer	182	(20)	3	(21)	144
Unallocated	512			129	641
Total	$17,448	$(25)	$220	$-	$17,643

	For the Nine Months Ended September 30, 2016
	Balance December 31, 2015	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance September 30, 2016
	(dollars in thousands)
Other real estate secured	$11,161	$-	$632	$(958)	$10,835
Commercial	5,372	(17)	424	(73)	5,706
Construction and land	623	-	161	(467)	317
Consumer	173	(24)	15	(20)	144
Unallocated	123			518	641
Total	$17,452	$(41)	$1,232	$(1,000)	$17,643

	For the Three Months Ended September 30, 2015
	Balance June 30, 2015	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance September 30, 2015
	(dollars in thousands)
Other real estate secured	$9,635	$-	$5	$615	$10,255
Commercial	4,993	(44)	327	209	5,485
Construction and land	1,940	-	24	(599)	1,365
Consumer	171	(1)	3	18	191
Unallocated	243			(243)	-
Total	$16,982	$(45)	$359	$-	$17,296

Note 4. Loans and Allowance for Loan and Lease Losses – continued

	For the Nine Months Ended September 30, 2015
	Balance December 31, 2014	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance September 30, 2015
	(dollars in thousands)
Other real estate secured	$9,129	$(55)	$81	$1,100	$10,255
Commercial	5,125	(187)	636	(89)	5,485
Construction and land	2,000	(34)	48	(649)	1,365
Consumer	202	(6)	11	(16)	191
Unallocated	346			(346)	-
Total	$16,802	$(282)	$776	$-	$17,296

The following tables disaggregate the allowance for loan and lease losses and the recorded investment in loans by impairment methodology as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$27	$10,771	$37	$3,411	$1,061,320	$5,737
Commercial	181	5,501	24	6,469	232,492	1,966
Construction and land	-	312	5	4,185	22,410	241
Consumer	-	144	-	135	4,335	-
Unallocated	-	641	-	-	-	-
Total	$208	$17,369	$66	$14,200	$1,320,557	$7,944

	December 31, 2015
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$59	$11,061	$41	$5,656	$964,493	$6,258
Commercial	195	5,144	33	5,363	221,573	2,235
Construction and land	-	618	5	5,138	30,249	282
Consumer	-	173	-	146	5,887	-
Unallocated	-	123	-	-	-	-
Total	$254	$17,119	$79	$16,303	$1,222,202	$8,775

At September 30, 2016, total gross loans of $1.3 billion in the table above include $149.4 million of non-PCI and PCI loans acquired in the MISN Transaction.  These loans were initially recorded at fair value, and had no related ALLL on the acquisition date.  At September 30, 2016 and December 31, 2015 the ALLL for acquired non-PCI loans was $0.2 million, respectively, and is included in the ALLL for loans collectively evaluated for impairment.  The incremental ALLL allocation for acquired non-PCI loans was not due to deterioration in credit quality, but rather due to the accretion of purchase discounts on these loans.  The ALLL for PCI loans was $0.1 million as of September 30, 2016 and December 31, 2015, and is attributable to unfavorable changes in expected future cash flows on certain PCI loans.

Note 4. Loans and Allowance for Loan and Lease Losses – continued

Reserve for Off-Balance Sheet Loan Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit.  Estimated losses inherent in the outstanding balance of these commitments is not included in the ALLL, but is recorded separately, and included as a component of other liabilities in the condensed consolidated balance sheets.  The balance of the reserve for off-balance sheet commitments was $0.5 million at September 30, 2016 and December 31, 2015.

Credit Quality

The following tables stratify loans held for investment by the Company’s internal risk grading system as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Credit Risk Grades
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI loans
Real estate secured
Commercial	$605,020	$7,225	$17,987	$-	$630,232
Residential 1 to 4 family	194,615	222	493	-	195,330
Farmland	130,053	1,400	1,270	-	132,723
Multi-family residential	81,536	-	-	-	81,536
Construction and land	23,030	-	3,565	-	26,595
Home equity lines of credit	24,694	-	216	-	24,910
Commercial
Commercial and industrial	173,476	68	11,154	-	184,698
Agriculture	44,569	3,811	5,883	-	54,263
Consumer	4,378	-	92	-	4,470
Total non-PCI loans	1,281,371	12,726	40,660	-	1,334,757
PCI loans
Real estate secured
Commercial	774	2,241	2,599	-	5,614
Construction and land	241	-	-	-	241
Residential 1 to 4 family	-	123	-	-	123
Commercial
Agriculture	-	-	1,465	-	1,465
Commercial and industrial	54	-	447	-	501
Total PCI loans	1,069	2,364	4,511	-	7,944
Total loans held for investment	$1,282,440	$15,090	$45,171	$-	$1,342,701

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

Note 4. Loans and Allowance for Loan and Lease Losses – continued

Aging of Loans Held for Investment

The following tables summarize the aging of loans held for investment as of the dates indicated below:

	September 30, 2016
		Days Past Due
				90+ and Still	Non-
	Current	30-59	60-89	Accruing	Accruing (1)	Total
	(dollars in thousands)
Non-PCI loans
Real Estate Secured
Commercial	$629,972	$-	$-	$-	$260	$630,232
Residential 1 to 4 family	195,330	-	-	-	-	195,330
Farmland	132,648	-	-	-	75	132,723
Multi-family residential	81,536	-	-	-	-	81,536
Construction and land	23,152	-	-	-	3,443	26,595
Home equity lines of credit	24,826	-	-	-	84	24,910
Commercial
Commercial and industrial	183,740	39	-	-	919	184,698
Agriculture	54,263	-	-	-	-	54,263
Consumer	4,442	-	-	-	28	4,470
Total non-PCI loans	1,329,909	39	-	-	4,809	1,334,757
PCI loans
Real estate secured
Commercial	5,590	-	-	-	24	5,614
Construction and land	241	-	-	-	-	241
Residential 1 to 4 family	123	-	-	-	-	123
Commercial
Agriculture	1,465	-	-	-	-	1,465
Commercial and industrial	450	-	-	-	51	501
Total PCI loans	7,869	-	-	-	75	7,944
Total loans held for investment	$1,337,778	$39	$-	$-	$4,884	$1,342,701

(1)     At September 30, 2016, $4.2 million of non-accruing loans were current, $0.1 million were 30-59 days past due, $0.1 million were 60-89 days past due, and $0.5 million were 90+ days past due.

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

Note 5. Income Taxes

Deferred tax assets relate to amounts that are expected to be realized through subsequent reversals of existing temporary differences over the period they are expected to reverse.  The ultimate realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are expected to reverse.  U.S. GAAP requires that companies assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence, both positive and negative, that can be objectively verified.  At September 30, 2016 and December 31, 2015, there was no valuation allowance for the Company’s deferred tax assets.  The Company’s deferred tax assets totaled $15.7 million at September 30, 2016, and $21.3 million at December 31, 2015.

The Company is subject to income taxation by both federal and state taxing authorities.  Income tax returns for the years ended December 31, 2015, 2014, and 2013 are open to audit by federal taxing authorities while income tax returns are open to audit by state taxing authorities for the years ended December 31, 2015, 2014, 2013, and 2012.

Note 6. Goodwill and Other Intangible Assets

Intangible assets consist of goodwill and core deposit intangible assets (“CDI”) associated with the acquisition of core deposit balances.  At September 30, 2016 and December 31, 2015, the carrying value of goodwill was $24.9 million.  At September 30, 2016 and December 31, 2015, the balance of CDI was $3.6 million and $4.3 million.  CDI assets are subject to amortization.  Amortization was $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015 and $0.7 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount of CDI and provides an estimate for future amortization as of September 30, 2016:

	September 30, 2016
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(dollars in thousands)
Core deposit intangibles	$9,261	$(5,693)	$3,568

	September 30, 2016
	Beginning	Estimated	Projected Ending
	Balance	Amortization	Balance
	(dollars in thousands)
Period
Year 2016	$3,568	$(215)	$3,353
Year 2017	3,353	(588)	2,765
Year 2018	2,765	(549)	2,216
Year 2019	2,216	(522)	1,694
Year 2020	1,694	(441)	1,253
Year 2021	1,253	(419)	834

Note 7. Share-based Compensation Plans

As of September 30, 2016, the Company had one active share-based compensation plan, which was approved by the Company’s shareholders in May 2015.  This plan, referred to as the “2015 Equity Incentive Plan,” authorizes the Company to grant various types of share-based compensation awards to the Company’s employees and Board of Directors such as stock options, restricted stock awards, and restricted stock units.  Under the 2015 Equity Incentive Plan a maximum of 2,500,000 shares of the Company’s common stock may be issued.  Shares issued under this plan, other than stock options and stock appreciation rights, are counted against the plan on a two shares for every one share actually issued basis.  Awards that are cancelled, expired, forfeited, fail to vest, or otherwise result in issued shares not being delivered to the grantee, are again made available for the issuance of future share-based compensation awards.  Additionally, under this plan, no one individual may be granted shares in aggregate that exceed more than 250,000 shares during any calendar year.  The Company’s Board of Directors may terminate the 2015 Equity Incentive Plan at any time, and for any reason before the plan expires on December 3, 2024.

The Company also has two non-active share-based compensation plans.  These plans are referred to as the “2005 Equity Based Compensation Plan,” and the “1997 Stock Option Plan.”  As of September 30, 2016, no further grants can be made from either of these plans.

Note 7. Share-based Compensation Plans – continued

Restricted Stock Awards

The Company grants restricted stock periodically for the benefit of employees and to members of the Board of Directors.  Restricted stock awards typically vest ratably over a period of three to five years depending on the specific terms of the award.  Restricted stock awards may be subject to the achievement of certain performance goals.  Compensation costs related to restricted stock awards are recognized over the period the awards are expected to vest and are included in salaries and employee benefits.  Compensation cost related to awards that are subject to performance conditions is recognized over the vesting period if the Company believes it is more likely than not that the performance conditions will be achieved.  If the Company believes it is more likely than not that performance conditions will not be achieved, the Company ceases the accrual of compensation cost for the related award, and previously recognized compensation cost for the unvested portion of the award is reversed from earnings.  The Company includes a forfeiture rate assumption in its accrual for compensation cost associated with restricted stock awards, which is based on the Company’s historical experience with such awards.

The following table provides a summary of activity related to restricted stock granted for the nine months ended September 30, 2016:

	Number of	Average Grant

	Shares	Date Fair Value
Balance December 31, 2015	162,394	$7.30
Granted	120,818	7.85
Vested	(75,863)	7.39
Forfeited	(17,765)	7.76
Balance September 30, 2016	189,584	$7.59

Expected to vest as of September 30, 2016	174,099	$7.57

Included in the table above are performance-based grants of restricted stock totaling 13,245 shares as of September 30, 2016.

Restricted Stock Units

Restricted stock units are granted periodically for the benefit of employees.  Upon vesting, certain of these awards settle in shares of the Company’s common stock, while others settle in cash.  Awards that settle in shares of the Company’s common stock are made to executive officers, while those that settle in cash are made to other officers of the Bank.  The Company recognizes compensation cost associated with restricted stock units that settle in shares of the Company’s common stock through charges to current period earnings, included in salaries and employee benefits, and a corresponding increase in additional paid in capital.  Compensation cost for these awards is recognized ratably over the period in which the awards are expected to vest.  For restricted stock units that settle in cash, the Company accrues a liability for the ultimate settlement of the award through charges to current period earnings, included in salaries and employee benefits.  Compensation cost for these awards is recognized ratably over the period in which the awards are expected to vest.  However, the ultimate settlement value of these awards and the related compensation cost may fluctuate, based on increases and decreases in the value of the Company’s common stock over the vesting period.

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

The following table provides a summary of activity related to restricted stock units that settle in shares of the Company’s common stock for the nine months ended September 30, 2016:

	Settle in Stock
		Average Grant
	Shares	Date Fair Value
Balance, December 31, 2015	-	$-
Granted	38,104	7.56
Forfeited	(1,388)	7.56
Balance, September 30, 2016	36,716	$7.56

Expected to vest as of September 30, 2016	24,746	$7.56

The following table provides a summary of activity related to restricted stock units that settle in cash for the nine months ended September 30, 2016:

	Settle in Cash
	Shares	Fair Value (1)
Balance, December 31, 2015	-
Granted	80,448
Forfeited	(1,923)
Balance, September 30, 2016	78,525	$8.20

Expected to vest as of September 30, 2016	62,621	$8.20

(1)          Represents the closing share price of the Company’s common stock as of September 30, 2016.  As of September 30, 2016, the accrued liability for restricted stock units expected to vest that settle in cash was approximately $0.1 million.

Stock Options

Stock options are granted periodically for the benefit of employees.  The fair value of each stock option award is determined on the date of grant using the Black-Scholes option valuation model, which uses assumptions such as expected volatility of the Company’s common stock, expected term of the option, expected dividend yield on the Company’s common stock, and the expected risk free rate of interest.  Expectations for volatility are based on the historical volatility of the Company’s common stock.  The Company estimates forfeiture rates based on historical option exercise and termination experience for its employees.  The Company recognizes share-based compensation costs ratably over the vesting period of the award, which is typically a period of three to five years.

Note 7. Share-based Compensation Plans - continued

The following table summarizes activity related to stock options, provides information related to options that have vested or are expected to vest and exercisable options as of September 30, 2016:

	Options Outstanding		Average	Average
	Number	Weighted Average	Remaining	Intrinsic
	of Shares	Exercise Price	Life (years)	Value
Balance, December 31, 2015	932,553	$7.19
Granted	36,022	7.27
Forfeited	(46,303)	7.50
Exercised	(19,907)	6.38
Balance, September 30, 2016	902,365	$7.20	7.03	$1,196,750

Exercisable September 30, 2016	511,663	$6.99	6.00	$909,295
Vested and expected to vest as of September 30, 2016	874,999	$7.19	6.99	$1,177,621

The total intrinsic value, the amount by which the stock price exceeded the exercise price on the date of exercise, of options exercised in all plans during the nine month period ended September 30, 2016 was $31 thousand.  The aggregate net tax deficiency related to stock options and disqualifying dispositions on the exercise of incentive stock options was $100 thousand during the nine month period ended September 30, 2016, and was recorded as an adjustment to additional paid in capital.

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted during the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30,
	2016	2015
Expected volatility	31.85%	36.38%
Expected term (years)	5.00	5.00
Dividend yield	3.30%	2.82%
Risk free rate	1.31%	1.54%
Weighted-average grant date fair value	$1.50	$1.97

Share-Based Compensation Expense

Expense related to share-based compensation is charged to earnings over the period the awards are expected to vest, and is included in salaries and employee benefits in the condensed consolidated financial statements.  For the nine months ended September 30, 2016 the net income tax deficiency related to share-based compensation was $100 thousand.  For the nine months ended September 30, 2015, the net income tax benefit related to share-based compensation was $96 thousand.  At September 30, 2016, compensation expense related to unvested stock options, restricted stock awards and restricted stock units is expected to be recognized over 2.2 years, 1.8 years, and 2.6 years respectively.

Note 7. Share-based Compensation Plans - continued

The following table provides a summary of the expense the Company recognized related to share-based compensation awards, as well as the remaining expense associated with those awards as of and for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended

	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Compensation expense:
Stock options	$99	$126	$325	$374
Restricted stock	181	153	464	440
Restricted stock units	66	-	126	-
Total	$346	$279	$915	$814
Unrecognized compensation expense:
Stock options	$653	$1,133
Restricted stock	1,025	982
Restricted stock units	575	-
Total	$2,253	$2,115

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

On July 27, 2016 the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on July 27, 2016 to shareholders of the Company’s common stock as of August 31, 2016.

As discussed in Note 14. Subsequent Events of these condensed consolidated financial statements, on October 26, 2016 the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on November 30, 2016 to shareholders of the Company’s common stock as of November 15, 2016.

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

During the nine months ended September 30, 2016, the Company repurchased and cancelled 226,170 shares of its common stock at an aggregate cost of $1.6 million, or $7.23 per share.  The Company made no repurchases of its common stock during the three months ended September 30, 2016.  As of September 30, 2016, the Company had repurchased and cancelled a total of 281,598 shares of its common stock under this plan at an aggregate total cost of $2.0 million or $7.28 per share.

Note 8. Shareholders’ Equity – continued

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

Note 8. Shareholders’ Equity – continued

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of September 30, 2016 and December 31, 2015:

	Regulatory Standard to Be Considered
	Adequately Capitalized (1)		Well Capitalized (2)	September 30, 2016		December 31, 2015
	Company	Bank	Bank	Company	Bank	Company	Bank
Ratio
Common Equity Tier I Capital Ratio	5.125%	5.125%	6.50%	12.30%	12.23%	12.61%	12.48%
Leverage ratio	4.000%	4.000%	5.00%	9.83%	9.35%	9.90%	9.50%
Tier I Risk-Based Capital Ratio	6.625%	6.625%	8.00%	12.87%	12.23%	13.01%	12.48%
Total Risk-Based Capital Ratio	8.625%	8.625%	10.00%	14.09%	13.46%	14.26%	13.74%

(1)          As of September 30, 2016, includes Capital Conservation Buffer of 0.625%.  On a fully phased-in basis, effective January 1, 2019, under Basel III Capital Rules, minimum capital ratios to be considered “adequately capitalized,” including the Capital Conservation Buffer of 2.5%, will be as follows: CET I: 7.0%; Leverage Ratio: 6.5%; Tier I Risk-Based Capital Ratio: 8.5%; Total Risk-Based Capital Ratio: 10.5%.

(2)          Reflects minimum threshold to be considered “well capitalized” under Prompt Corrective Action framework, specific to depository institutions.

At September 30, 2016, the Company was able to include $10.2 million of junior subordinated debt in its Tier I capital for regulatory capital purposes compared to $10.0 million at December 31, 2015.

Note 9. Earnings Per Share (“EPS”)

Basic EPS is determined by dividing net income allocated to common shareholders by the weighted average shares outstanding during the period.  Diluted EPS is determined by dividing net income allocated to common shareholders by the weighted average diluted shares outstanding, which reflects the diluted effect of share-based compensation awards during the period resulting from issued and outstanding stock options, restricted stock awards, and restricted stock units.  The Company determines the diluted effect of share-based compensation awards using the treasury stock method.  Unvested restricted stock awards contain non-forfeitable rights to dividends or dividend equivalents. As such, these awards are considered participating securities and the Company has applied the two-class method in the computation of basic and diluted EPS in periods where these awards are outstanding.  Under the two-class method distributed and undistributed earnings allocable to participating securities are deducted from net income to determine net income allocated to common shareholders, which is then used in the numerator of both basic and diluted EPS calculations.

The following tables set forth the number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Three Months Ended September 30,
	2016		2015
	Net Income	Shares	Net Income	Shares
	(dollars in thousands, except per share data)
Net income	$4,183		$4,002
Less: net income allocated to participating securities	(22)		(21)
Net income allocated to common shareholders	$4,161		$3,981
Weighted average shares outstanding		34,037,252		34,158,081
Basic earnings per common share	$0.12		$0.12
Dilutive effect of share-based compensation awards		145,948		124,286
Weighted average diluted shares outstanding		34,183,200		34,282,367
Diluted earnings per common share	$0.12		$0.12

Note 9. Earnings Per Share – continued

	For the Nine Months Ended September 30,
	2016		2015
	Net Income	Shares	Net Income	Shares
	(dollars in thousands, except per share data)
Net income	$12,383		$11,871
Less: accretion on preferred stock	-		(70)
Less: net income allocated to participating securities	(65)		(66)
Net income allocated to common shareholders	$12,318		$11,735
Weighted average shares outstanding		34,044,067		34,111,079
Basic earnings per common share (1)	$0.36		$0.34
Dilutive effect of share-based compensation awards		129,269		147,285
Weighted average diluted shares outstanding		34,173,336		34,258,364
Diluted earnings per common share	$0.36		$0.34

(1)          Basic EPS for the nine months ended September 30, 2015 as presented under the two-class method is $0.34 per share ($0.344 per share when extended), compared to the $0.35 per share ($0.345 per share when extended) as presented last year.  This change in rounding is due to the application of the two-class method for presenting EPS, where an allocation of $66 thousand in earnings for the nine months ended September 30, 2015 is made to participating securities, which represent restricted stock awards.

For the three and nine months ended September 30, 2016 and 2015, common stock equivalents associated primarily with stock options, totaling approximately 62,000 shares and 126,000 shares, and 120,000 shares and 35,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

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

Note 10. Commitments and Contingencies - continued

As of September 30, 2016 and December 31, 2015, the Company had the following outstanding financial commitments:

	September 30,	December 31,
	2016	2015
	(dollars in thousands)
Commitments to extend credit	$273,129	$242,125
Standby letters of credit (1)	12,392	12,968
Total commitments and standby letters of credit	$285,521	$255,093

(1) Includes a standby letter of credit to one customer in the amount of $10.2 million and $10.4 million at September 30, 2016 and December 31, 2015, respectively.

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest.  At September 30, 2016, the Company had $31.8 million in fixed rate commitments and $253.7 million in variable rate commitments.

Note 11. Regulatory Matters

BSA Consent Order

On November 5, 2014, the Bank entered into a Stipulation to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“DBO”), consenting to the issuance of a Consent Order (“the BSA Consent Order”) relating to identified deficiencies in the Bank’s centralized Bank Secrecy Act and Anti-Money Laundering compliance program, which is designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the “BSA/AML Requirements”). Per the BSA Consent Order, the Bank must review, update and implement an enhanced Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) risk assessment process based on the 2010 Federal Financial Institutions Examination Council BSA/AML Examination Manual. Some of the areas highlighted in the BSA Consent Order include the requirements to: i) enhance customer due-diligence procedures; ii) improve the enhanced due diligence analysis for high-risk customers; iii) ensure the proper identification and reporting of suspicious activity; iv) address and correct the noted violations of law; v) ensure that there is sufficient and qualified staff; and vi) ensure that all staff are properly trained to carry out the BSA/AML programs. Certain activities, including expansionary activities, that otherwise require regulatory approval will likely be impeded while the BSA Consent Order remains outstanding.  The Company believes that the remediation efforts required to address the issues identified in the BSA Consent Order are essentially complete at this time.  However, compliance with and resolution of the BSA Consent Order are determined by the FDIC and DBO in their sole discretion.

Note 12. Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company.  At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company’s interest rate risk exposure associated with the swap agreements it enters into with its borrowers.  At September 30, 2016, the Company had swaps with matched terms with an aggregate notional amount of $37.1 million and a fair value of $1.9 million.  The fair values of these swaps are recorded as components of other assets and other liabilities in the Company’s condensed consolidated balance sheet.  Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s income statement as a component of non-interest income.  Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in non-interest income.

Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements.  Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company.  During the nine months ended September 30, 2016, there were no losses recorded on swap agreements, attributable to the change in credit risk associated with a counterparty.  All interest rate swap agreements entered into by the Company as of September 30, 2016 are not designated as hedging instruments.

Note 12. Derivative Instruments - continued

The following table summarizes the Company’s derivative instruments, included in “other assets” and “other liabilities” in the condensed consolidated balance sheets, as of September 30, 2016:

	September 30, 2016
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts - pay floating, receive fixed	$37,116	$1,910	$-	$-
Interest rate swap contracts - pay fixed, receive floating	-	-	37,116	1,910
Total	$37,116	$1,910	$37,116	$1,910

The Company was not party to any swap agreements as of December 31, 2015.

Note 13. Balance Sheet Offsetting

Derivative financial instruments may be eligible for offset in the consolidated balance sheets, such as those subject to enforceable master netting arrangements or a similar agreement.  Under these agreements, the Company has the right to net settle multiple contracts with the same counterparty.  The Company offers an interest rate swap product to qualified customers which are then paired with derivative contracts the Company enters into with a counterparty bank.  While derivative contracts entered into with counterparty banks may be subject to enforceable master netting agreements, derivative contracts with customers may not be subject to enforceable master netting arrangements.  As such, these instruments have been excluded from the table below.

Financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2016 are presented in the table below:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
	(dollars in thousands)
September 30, 2016
Financial liabilities:
Derivatives not designated as hedging instruments	$1,910	$-	$1,910	$-	$2,100	$(190)
Total	$1,910	$-	$1,910	$-	$2,100	$(190)

As shown in the table above, as of September 30, 2016, the Company pledged cash collateral of $2.1 million for interest rate swaps in a liability position.

Note 14.  Subsequent Events

Dividend Declaration

On October 26, 2016, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on November 30, 2016, to shareholders of the Company’s common stock as of November 15, 2016.

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

Executive Overview

This overview of Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations, highlights select information in the financial results of the Company, and may not contain all of the information that is important to you.  For a more complete understanding of the Company’s financial condition, results of operations, trends, commitments, uncertainties, liquidity, capital resources, critical accounting policies and estimates, as well as risk factors, you should carefully read this entire document in addition to the Company’s other reports and filings with the U.S. Securities and Exchange Commission (“SEC”).  Each of these items could have an impact on the Company’s condensed consolidated financial results.

Heritage Oaks Bancorp (“Bancorp”) is a California corporation organized in 1994, and is the holding company for Heritage Oaks Bank (the “Bank”), which opened for business in 1983. The Bank, which is the Company’s sole operating subsidiary, operates within San Luis Obispo, Santa Barbara and Ventura Counties. As of September 30, 2016, the Bank operated two branch offices each in Paso Robles, and San Luis Obispo; single branch offices in Atascadero, Templeton, Cambria, Morro Bay, Arroyo Grande, Santa Maria, Goleta and Santa Barbara; as well as a single loan production office in Ventura/Oxnard.

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

Financial Highlights

The Company generated net income available to common shareholders of $4.2 million, or $0.12 per diluted common share, and $12.4 million, or $0.36 per diluted common share, for the three and nine months ended September 30, 2016, respectively as compared to net income available to common shareholders of $4.0 million, or $0.12 per diluted common share, and $11.8 million, of $0.34 per diluted common share, for the same period a year earlier.

Significant factors affecting the Company’s net income for the three and nine months ended September 30, 2016 are discussed below. Please also refer to “Results of Operations” for a more detailed discussion concerning our operating results for the three and nine months ended September 30, 2016 and 2015.

•                  Net Interest Income: For the third quarter of 2016 net interest income was $16.2 million, or 3.50% of average interest earning assets (“net interest margin” or “NIM”), compared with net interest income of $15.4 million and a 3.58% NIM, for the same period a year earlier.  The decline in our NIM for the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to declining loan yields stemming from the prevailing low interest rate environment.  However, the $134.7 million year over year increase in earning assets more than offset the impact the decline in the NIM had on net interest income.  For the three months ended September 30, 2016 interest income and the yield on earning assets was $17.7 million and 3.81%, respectively, compared to $17.0 million and 3.94%, respectively, for the same period in 2015.  For the three months ended September 30, 2016 interest expense and the cost of funds was $1.4 million and 0.33%, respectively, compared to $1.6 million and 0.38%, respectively, for the same period in 2015.

•                  Non-Interest Expense: Non-interest expense increased by $0.6 million, or 4.7%, to $12.7 million for the three months ended September 30, 2016 compared to $12.2 million for the three months ended September 30, 2015.  The increase in non-interest expense for the third quarter of 2016 as compared to the same period a year ago was largely the result of increases in salaries and benefits expense of $1.1 million, which is attributed to increases in base salaries and mortgage banking commissions, as well as increased incentive compensation plan expenses.  The increase in salaries and benefits costs were partially offset by declines in professional services expenses of $0.5 million, which can be attributed to slightly lower information technology services and consulting expenses, as well as lower legal expenses.  The efficiency ratio for the three and nine months ended September 30, 2016 was 64.44% and 66.04%, respectively, compared to 67.81% and 65.32% for the same periods a year earlier.

•                  Provision for Loan and Lease Losses:   The Company did not record a provision for loan and lease losses during the third quarter of 2016.  During the nine months ended September 30, 2016 the Company recorded a reversal of provision for loan and lease losses of $1.0 million.  The reversal of provision for loan and lease losses during the first nine months of 2016 was attributable to continued improvement in loan credit quality metrics, including an overall decline in the level of non-performing assets.  The Bank has also recorded net recoveries over the past nine consecutive quarters.  As of September 30, 2016, the allowance for loan and leases losses was $17.6 million, or 1.31% of total gross loans, compared to $17.5 million, or 1.40% of total gross loans at December 31, 2015. The allowance for loan and lease losses for acquired non-PCI and PCI loans was $0.3 million, or 0.17%, of total acquired loans, as of September 30, 2016.

•                  Non-Interest Income: Non-interest income for the third quarter of 2016 was $3.3 million compared to $2.8 million for the same period a year earlier. The increase in non-interest income was due to gains on derivative instruments associated with our “back-to-back” interest rate swap program of $0.4 million, an increase in mortgage banking revenues of $0.4 million, higher gains on the sale of investment securities of $0.1 million and increased earnings on bank owned life insurance of $0.1 million.  These increases were partially offset by the absence of gains on extinguishment of debt totaling $0.6 million, primarily attributable to the partial redemption of $3.0 million in junior subordinated debentures which occurred in the third quarter of 2015.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the Company’s financial condition and results of operations. Accounting policies management considers to be significant, including newly issued standards to be adopted in future periods, are disclosed in Note 1. Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 4, 2016. The following discussions should be read in conjunction with the condensed consolidated financial statements filed on this Quarterly Report on Form 10-Q, as well as with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Allowance for Loan and Lease Losses (“ALLL”)

In connection with the determination of the specific credit component of the ALLL for impaired loans, an analysis of the underlying collateral is performed for loans on non-accrual status at least quarterly and appraisals for any underlying collateral are typically obtained at least annually. Corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.  Although management uses all available information to recognize losses on impaired loans, future additions to the ALLL may be necessary based on changes in local economic conditions or other factors outside our control.

The general portfolio component of the ALLL is determined by pooling loans by collateral type and purpose. These loans are then further segmented by an internal loan grading system that classifies the credit quality of loans as: pass, special mention, substandard and doubtful. Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation. Estimated loss rates are determined through a migration analysis of historical loss rates for each segment of the loan portfolio based on the Company’s prior experience with such loans. In addition, adjustments are made to historical loss factors based on a qualitative analysis of certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.

Loans and leases acquired through purchase or through a business combination, such as those acquired in the MISN Transaction in 2014, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value and therefore an ALLL is not recorded at the acquisition date.  Acquired loans are evaluated upon acquisition for evidence of deterioration in credit quality since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. Such loans are classified as purchased credit impaired (“PCI”) loans while all other acquired loans are classified as non-PCI loans.  PCI loans are accounted for under ASC 310-30, while all other acquired loans without evidence of deteriorated credit quality since their origination are not within the scope of ASC 310-30 (“non-PCI loans”).  Should the Company’s ALLL methodology indicate that the credit discount associated with acquired, non-PCI loans, is no longer sufficient to cover probable losses inherent in those loans, the Company establishes an ALLL for those loans through a charge to current period earnings through a provision for loan and lease losses.

The Company has elected to account for PCI loans at an individual loan level. The Company estimates the amount and timing of expected cash flows for each loan. The expected cash flow in excess of the loan’s carrying value, which is fair value on the date of acquisition, is referred to as the accretable yield, and is recorded as interest income over the remaining expected life of the loan. The excess of the loan’s contractual cash flows, including principal and interest, over the expected cash flows is referred to as the non-accretable difference, and is not recorded in the Company’s condensed consolidated financial statements. Quarterly, management performs an evaluation of expected future cash flows for PCI loans. If current expectations of future cash flows are less than management’s previous expectations, other than due to decreases in interest rates and prepayment assumptions, an ALLL is established with a charge to current period earnings through a provision for loan and lease losses. If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company will first reduce any previously established ALLL, and then record an adjustment to interest income through a prospective increase in the accretable yield.

Due to the many judgments and variables that are part of the determination of both the specific and general allocation components of the ALLL, it is reasonably possible that the ALLL may change in future periods and those changes could be material and have an adverse effect on our financial condition and results of operations.  See also Note 4. Loans and Allowance for Loan and Lease Losses, of the condensed consolidated financial statements filed on this Quarterly Report on Form 10-Q.

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

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of observable pricing.  Financial instruments with readily available, active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments. Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the financial instrument, including but not limited to credit and duration profiles. See also Note 2. Fair Value of Assets and Liabilities, of the condensed consolidated financial statements filed on this Quarterly Report on Form 10-Q.

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

Selected Financial Data

The table below provides selected financial data as of or for the periods indicated below:

	At or For The Three Months Ended
	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
	(dollars in thousands, except per share data)
Consolidated Income Data:
Interest income	$17,669	$17,743	$17,015	$17,464	$16,957
Interest expense	1,439	1,444	1,397	1,341	1,561
Net interest income	16,230	16,299	15,618	16,123	15,396
(Reversal of) provision for loan and lease losses	-	(1,000)	-	-	-
Net interest income after (reversal of) provision for loan and lease losses	16,230	17,299	15,618	16,123	15,396
Non-interest income	3,344	2,583	3,407	2,061	2,806
Non-interest expense	12,723	13,064	12,621	12,774	12,151
Income before income tax expense	6,851	6,818	6,404	5,410	6,051
Income tax expense	2,668	2,603	2,419	1,932	2,049
Net income	$4,183	$4,215	$3,985	$3,478	$4,002

Share Data:
Earnings per common share - basic	$0.12	$0.12	$0.12	$0.10	$0.12
Earnings per common share - diluted	$0.12	$0.12	$0.12	$0.10	$0.12
Dividends declared per common share	$0.06	$0.06	$0.06	$0.06	$0.06
Dividend payout ratio	49.13%	48.73%	51.44%	58.98%	50.70%
Common book value per share	$6.29	$6.25	$6.10	$6.01	$5.98
Tangible common book value per share	$5.45	$5.41	$5.26	$5.16	$5.12
Actual shares outstanding at end of period	34,249,804	34,205,542	34,129,425	34,353,014	34,352,445
Weighted average shares outstanding - basic	34,037,252	33,998,644	34,096,379	34,186,007	34,158,081
Weighted average shares outstanding - diluted	34,183,200	34,140,986	34,204,457	34,326,702	34,282,367
Selected Consolidated Balance Sheet Data:
Total cash and cash equivalents	$65,250	$56,042	$53,575	$69,923	$112,270
Total investments and other securities	$456,464	$446,877	$441,705	$450,935	$432,750
Total gross loans held for investment	$1,342,701	$1,333,719	$1,291,346	$1,247,280	$1,206,740
Allowance for loan and lease losses	$(17,643)	$(17,448)	$(17,565)	$(17,452)	$(17,296)
Total assets	$1,988,307	$1,961,532	$1,913,120	$1,899,739	$1,873,925
Total deposits	$1,631,348	$1,607,089	$1,582,589	$1,564,961	$1,571,770
Federal Home Loan Bank borrowings	$120,000	$120,503	$103,012	$103,521	$78,546
Junior subordinated debentures	$10,572	$10,529	$10,485	$10,438	$10,389
Total shareholders’ equity	$215,283	$213,882	$208,330	$206,434	$205,458
Average assets	$1,975,353	$1,937,822	$1,894,682	$1,877,912	$1,844,742
Average earning assets	$1,843,145	$1,808,166	$1,762,984	$1,742,758	$1,708,398
Average shareholders’ equity	$215,039	$210,448	$209,133	$206,846	$204,063
Selected Financial Ratios:
Return on average assets	0.84%	0.87%	0.85%	0.73%	0.86%
Return on average equity	7.74%	8.06%	7.66%	6.67%	7.78%
Return on average tangible common equity	8.93%	9.34%	8.90%	7.77%	9.10%
Net interest margin (1)	3.50%	3.63%	3.56%	3.67%	3.58%
Efficiency ratio (2)	64.44%	68.01%	65.71%	68.58%	67.81%
Non-interest expense to average assets	2.56%	2.71%	2.68%	2.70%	2.61%
Capital Ratios:
Average equity to average assets	10.89%	10.86%	11.04%	11.01%	11.06%
Common Equity Tier 1 Capital ratio	12.30%	12.16%	12.23%	12.61%	12.81%
Leverage ratio	9.83%	9.80%	9.86%	9.90%	9.96%
Tier 1 Risk-Based Capital ratio	12.87%	12.69%	12.74%	13.01%	13.20%
Total Risk-Based Capital ratio	14.09%	13.91%	13.99%	14.26%	14.46%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (3)	0.36%	0.51%	0.63%	0.63%	0.83%
Non-performing assets to total assets (4)	0.25%	0.35%	0.43%	0.43%	0.55%
Allowance for loan and lease losses to total gross loans	1.31%	1.31%	1.36%	1.40%	1.43%
Net recoveries to average loans	0.06%	0.27%	0.04%	0.05%	0.11%

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

Non-GAAP Financial Measures

The tables below provide reconciliations of shareholders’ equity (U.S. GAAP) to tangible common equity (non-U.S. GAAP).  The Company uses tangible common equity in the determination of the performance measures: tangible common book value per share and return on tangible common equity.  The Company believes that the presentation of tangible common book value per share and return on tangible common equity in this report provides useful measures for investors because they are widely used in the financial services industry to compare the relative market value and financial performance of one financial institution against another.  Additionally, the Company believes the measure of return on tangible common equity is more representative of the return to the Company’s shareholders relative to their investment in the Company.

The calculations of tangible common equity and average tangible common equity is intended to complement other measures defined by U.S. GAAP.  Since U.S. GAAP does not include these measures, the Company believes there are no comparable U.S. GAAP financial measures to these calculations.  Despite the importance of these measures to the Company, there are no standardized definitions for these measures and, as a result, the Company’s calculations may not be comparable with other organizations.  Additionally, there may be limits in the usefulness of these measures to investors.  As a result, the Company encourages readers to consider all of the information in its condensed consolidated financial statements and the notes thereto in their entirety and not to rely on a single financial measure.

	September 30,	December 31,
	2016	2015
	(dollars in thousands, except per share data)
Period End Balances:
Total shareholders’ equity	$215,283	$206,434
Less intangibles:
Goodwill	(24,885)	(24,885)
Other intangible assets	(3,568)	(4,298)
Tangible common equity (non-U.S. GAAP)	$186,830	$177,251

Outstanding shares	34,249,804	34,353,014
Tangible book value per share (non-U.S. GAAP) (1)	$5.45	$5.16

(1)          Determined by dividing tangible common equity by outstanding shares.

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Average Balances:
Total shareholders’ equity	$215,039	$204,063	$211,553	$202,133
Less preferred stock	-	-	-	(596)
Less intangibles:
Goodwill	(24,885)	(24,885)	(24,885)	(24,885)
Other intangible assets	(3,730)	(4,743)	(3,977)	(5,007)
Tangible common equity (non-U.S. GAAP)	$186,424	$174,435	$182,691	$171,645

Return on tangible common equity (non-U.S. GAAP) (1)	8.93%	9.10%	9.05%	9.19%

(1)          Determined by dividing net income available to common shareholders by average tangible common equity, annualized using the number of days during the period.

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

The tables below set forth the details that make up NIM including, average balance sheet information, interest income and expense, average yields and rates and net interest income and margin:

	For the Three Months Ended,			For the Three Months Ended,
	September 30, 2016			September 30, 2015
	Average	Yield/	Income/	Average	Yield/	Income/
	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
	(dollars in thousands)
Interest Earning Assets
Loans (1) (2)	$1,330,224	4.55%	$15,222	$1,184,229	4.95%	$14,781
Investment securities	456,175	1.93%	2,215	414,519	1.78%	1,864
Interest earning deposits in other banks	47,007	0.29%	34	99,812	0.23%	58
Other investments	9,739	8.09%	198	9,838	10.24%	254
Total earning assets	1,843,145	3.81%	17,669	1,708,398	3.94%	16,957
Allowance for loan and lease losses	(17,561)			(17,216)
Other assets	149,769			153,560
Total assets	$1,975,353			$1,844,742

Interest Bearing Liabilities
Money market	$586,612	0.28%	$409	$526,657	0.27%	$355
Time deposits	241,942	0.70%	427	256,554	0.82%	528
Interest bearing demand	128,073	0.11%	34	118,441	0.11%	32
Savings	114,068	0.10%	28	103,891	0.10%	26
Total interest bearing deposits	1,070,695	0.33%	898	1,005,543	0.37%	941
Federal Home Loan Bank borrowing	99,691	1.64%	410	86,157	2.25%	489
Junior subordinated debentures	10,545	4.94%	131	11,726	4.43%	131
Total borrowed funds	110,236	1.95%	541	97,883	2.51%	620
Total interest bearing liabilities	1,180,931	0.48%	1,439	1,103,426	0.56%	1,561
Non interest bearing demand	568,453			528,354
Total funding	1,749,384	0.33%	1,439	1,631,780	0.38%	1,561
Other liabilities	10,930			8,899
Total liabilities	1,760,314			1,640,679

Shareholders’ Equity				204,063
Total shareholders’ equity	215,039			$1,844,742
Total liabilities and shareholders’ equity	$1,975,353

Net interest margin (3)		3.50%	$16,230		3.58%	$15,396

Interest rate spread		3.33%			3.38%

Cost of deposits		0.22%			0.24%

(1)          Non-accruing loans have been included in total loans.

(2)          Loan fees have been included in interest income.

(3)          Net interest margin has been calculated by dividing net interest income by total average earning assets.

(4)          Annualized using actual number days during the period.

	For the Nine Months Ended,			For the Nine Months Ended,
	September 30, 2016			September 30, 2015
	Average	Yield/	Income/	Average	Yield/	Income/
	Balance	Rate (4)	Expense	Balance	Rate (4)	Expense
	(dollars in thousands)
Interest Earning Assets
Loans (1) (2)	$1,299,612	4.64%	$45,152	$1,197,715	4.96%	$44,454
Investment securities	449,498	1.96%	6,604	379,228	1.83%	5,193
Interest earning deposits in other banks	46,056	0.31%	107	73,197	0.20%	112
Other investments	9,739	7.74%	564	9,838	11.78%	867
Total interest earning assets	1,804,905	3.88%	52,427	1,659,978	4.08%	50,626
Allowance for loan and lease losses	(17,627)			(17,040)
Other assets	148,818			151,391
Total assets	$1,936,096			$1,794,329

Interest Bearing Liabilities
Money market	$579,669	0.28%	$1,209	$499,357	0.27%	$1,027
Time deposits	241,973	0.70%	1,274	268,413	0.77%	1,551
Interest bearing demand	126,793	0.11%	102	117,696	0.11%	97
Savings	111,363	0.10%	83	98,142	0.10%	73
Total interest bearing deposits	1,059,798	0.34%	2,668	983,608	0.37%	2,748
Federal Home Loan Bank borrowing	110,107	1.48%	1,216	93,197	1.91%	1,328
Junior subordinated debentures	10,501	5.01%	394	12,756	4.34%	414
Other borrowed funds	73	3.66%	2	-	0.00%	-
Total borrowed funds	120,681	1.78%	1,612	105,953	2.20%	1,742
Total interest bearing liabilities	1,180,479	0.48%	4,280	1,089,561	0.55%	4,490
Non interest bearing demand	533,637			493,447
Total funding	1,714,116	0.33%	4,280	1,583,008	0.38%	4,490
Other liabilities	10,427			9,188
Total liabilities	1,724,543			1,592,196

Shareholders’ Equity
Total shareholders’ equity	211,553			202,133
Total liabilities and shareholders’ equity	$1,936,096			$1,794,329

Net interest margin (3)		3.56%	$48,147		3.72%	$46,136

Interest rate spread		3.40%			3.53%

Cost of deposits		0.22%			0.25%

(1)          Non-accruing loans have been included in total loans.

(2)          Loan fees have been included in interest income.

(3)          Net interest margin has been calculated by dividing net interest income by total average earning assets.

(4)          Annualized using actual number days during the period.

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest earning assets and interest bearing liabilities for the three and nine months ended September 30, 2016, and September 30, 2015:

	For the Three Months Ended
	September 30, 2016
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Loans	$1,817	$(1,191)	$(185)	$441
Investment securities	187	156	8	351
Interest earning deposits in other banks	(31)	15	(8)	(24)
Other investments	(3)	(53)	-	(56)
Net increase (decrease)	1,970	(1,073)	(185)	712
Interest Expense
Money market	40	13	1	54
Time deposits	(30)	(71)	-	(101)
Interest bearing demand	3	-	(1)	2
Savings	3	-	(1)	2
Federal Home Loan Bank borrowing	77	(134)	(22)	(79)
Junior subordinated debentures	(13)	15	(2)	-
Net increase (decrease)	80	(177)	(25)	(122)
Total net increase (decrease)	$1,890	$(896)	$(160)	$834

	For the Nine Months Ended
	September 30, 2016
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Loans	$3,785	$(2,869)	$(218)	$698
Investment securities	963	369	79	1,411
Interest earning deposits in other banks	(42)	60	(23)	(5)
Other investments	(9)	(298)	4	(303)
Net increase (decrease)	4,697	(2,738)	(158)	1,801
Interest Expense
Money market	165	-	17	182
Time deposits	(153)	(141)	17	(277)
Interest bearing demand	8	-	(3)	5
Savings	10	-	-	10
Federal Home Loan Bank borrowing	241	(300)	(53)	(112)
Junior subordinated debentures	(73)	64	(11)	(20)
Other borrowed funds	-	-	2	2
Net increase (decrease)	198	(377)	(31)	(210)
Total net increase (decrease)	$4,499	$(2,361)	$(127)	$2,011

For the three months ended September 30, 2016 and 2015, net interest income was   $16.3 million and   $15.4 million, respectively, and the NIM was 3.50% and 3.58%, respectively.  For the nine months ended September 30, 2016 and 2015, net interest income was $48.1 million and $46.1 million, respectively, and the NIM was 3.56% and 3.72%, respectively.  The historically low interest rate environment continued to have an adverse impact on earning assets yields thus far in 2016, and in particular, the overall yield on the loan portfolio.  This was the primary driver behind the decline in the NIM during the three and nine months ended September 30, 2016 as compared to the same periods ended in 2015.  The result of the low prevailing interest rate environment on our loan portfolio is that the loans that prepay have been at higher average yields than the yields generated from new loan originations, and renewals, resulting in a lower overall yield on the loan portfolio and contributing to the decline in the yield on earning assets and the NIM.  During the first nine months of 2016, the yield of newly originated loans averaged 3.79% as compared to an average yield of 4.05% for the same period in 2015, while the yield on loan payoffs averaged 4.60% in the nine months of 2016 as compared to 4.74% for the same period in 2015.

Average loan yields declined by 40 basis points to 4.55% for the three months ended September 30, 2016 compared to 4.95% for the same period in 2015.  For the nine months ended September 30, 2016 average loan yields declined by 32 basis points to 4.64%, compared to 4.96% for the same period in 2015.  As previously mentioned, the historically low interest rate environment continued to have an adverse impact on loan yields during the first nine months of 2016 as yields on new loan originations and renewals have been lower than the yields on loans that prepaid during that same period.

Loan yields and our NIM have benefitted from the discount accretion on loans acquired in the MISN Transaction since March 1, 2014 and this discount accretion has somewhat muted the impact of the historically low interest rate environment on our loan yields during 2016 and 2015.  Total discount accretion from acquired loans was $0.3 million and $1.4 million during the three and nine months ended September 30, 2016, compared to $0.5 million and $1.9 million for the three and nine months ended September 30, 2015.   Purchase discount accretion from acquired loans increased our loan yields by 10 basis points and 14 basis points during the three and nine months ended September 30, 2016, respectively, compared to 16 basis points and 21 basis points for the same periods in 2015.  Purchase discount accretion decreased during the three and nine months ended September 30, 2016 as compared to the same periods ended in 2015 due to a decline in accelerated accretion resulting from payoffs of certain acquired loans, as well as lower scheduled accretion due to normal portfolio attrition in conjunction with payoffs experienced in prior periods. The impact of discount accretion on earning asset yields and the NIM was 7 basis points and 10 basis points for the three and nine months ended September 30, 2016, respectively, compared to 11 basis points and 16 basis points, respectively, for the same periods ended in 2015. The Company anticipates that the amount of purchase discount accretion from acquired loans will continue to decline, absent any unscheduled loan payoffs, due to the decline in the amount of scheduled discount accretion attributable to the maturity of acquired loans.

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

Average interest earning assets for the three and nine months ended September 30, 2016 increased by $134.7 million or 7.9%, and $144.9 million, or 8.7%, respectively, when compared to the same periods in 2015.  The increase in average earning assets was primarily driven by growth in the loan portfolio and investment securities portfolio.  This growth in average earning assets over the last year was funded primarily through increases in average core deposit balances, and increases in Federal Home Loan Bank of San Francisco (“FHLB”) borrowings.

The average balance of interest bearing liabilities was $77.5 million, or 7.0% higher, and $90.9 million or 8.3% higher, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.  The growth in average interest bearing liabilities over the last year was primarily the result of successful core deposit gathering activities, and to a lesser extent, an increase in FHLB borrowings.

The rate paid on interest bearing deposits declined by 4 basis points to 0.33% during the three months ended September 30, 2016 when compared to 0.37% for the same period a year earlier.  For the nine months ended September 30, 2016 the rate paid on interest bearing deposits was 0.34%, or 3 basis points lower than the 0.37% reported for the same period a year earlier.  These declines are due in part to the historically low interest rate environment that has existed for the last several years, in conjunction with our efforts to systematically lower our cost of deposits over this same time period.  Although these efforts have contributed to a moderate decline in average time deposits, the overall deposit mix and cost of our deposit portfolio has improved as a result of these efforts.  In addition to the favorable effects realized from these changes in our interest bearing deposits, average non-interest bearing demand deposit balances increased by $40.1 million, or 7.6%, to $568.5 million, for the third quarter of 2016 as compared to $528.4 million for the same period a year earlier.  For the first nine months of 2016, non-interest bearing demand balances increased $40.2 million, or 8.1%, to $533.6 million, compared to $493.4 million for the same period in 2015.  The overall cost of deposits was 0.22% for the three and nine months ended September 30, 2016 compared to 0.24% and 0.25% for the same periods in 2015.

The cost of borrowed funds was 1.95% and 1.78% for the three and nine months ended September 30, 2016, respectively, compared to 2.51% and 2.20% for the same three and nine month periods ended a year earlier.  The decline in the cost of borrowed funds is attributable to lower rates paid on borrowings with the FHLB during the first nine months of 2016.  As longer-term fixed rate advances have matured or been paid off over the last year, the Company has replaced them with shorter-term and open-ended advances which have been at lower rates.  The average rate paid on FHLB borrowing was 1.64% and 1.48% for the three and nine months ended September 30, 2016, respectively.  This compares to the average rate on FHLB borrowing of 2.25% and 1.91% during the three and nine months ended September 30, 2015.

Provision for Loan and Lease Losses

The ALLL is maintained at a level considered by management to be appropriate to provide for probable credit losses that may be incurred in the loan portfolio as of the balance sheet date.  Management’s review of the appropriateness of the ALLL includes, among other things, an analysis of past loan loss experience and an evaluation of the loan portfolio under current economic conditions. See also Note 1. Summary of Significant Accounting Policies, of the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015, and Note 4. Loans and Allowance for Loan and Lease Losses, of the condensed consolidated financial statements filed on this Quarterly Report on Form 10-Q for additional information concerning the ALLL.

The ALLL is based on estimates, and actual losses may vary from current estimates.  Such variances could be material and may have an adverse effect on the Company’s performance.  The Company recognizes that the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the underlying collateral for such loans.  For additional information see the “Allowance for Loan and Lease Losses” discussion in the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the nine months ended September 30, 2016, the Company recorded a reversal of provision for loan and lease losses of $1.0 million.  The Company did not record a provision for loan and lease losses during the third quarter of 2016.  The reversal of provision for loan and lease losses during the first nine months of 2016 was attributable to continued improvement in credit quality metrics of the loan portfolio, including the continued decline in classified and non-performing loans.  In addition the Company has recorded net loan recoveries for the past nine consecutive quarters.  For the three and nine months ended September 30, 2015, the Company did not record a provision for loan and lease losses.

The Company continues to see improvement in property values that serve as collateral for a large portion of loans in the loan portfolio, a reduction in the overall level of loans on non-accrual status, continued low levels of past due loans, as well as lower levels of special mention and substandard loans compared to historical periods.  These factors have been slightly offset by increased ALLL requirements due to the growth in the loan portfolio, and qualitative factor adjustments.  As of September 30, 2016, the Company’s ALLL represented 1.31% of total gross loans compared to 1.40% at December 31, 2015.  For additional information, see the “Allowance for Loan and Lease Losses” discussion in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below sets forth changes in non-interest income for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended		Variances
	September 30,		September 30,		For the Three Months		For the Nine Months
	2016	2015	2016	2015	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Fees and service charges	$1,276	$1,271	$3,820	$3,840	$5	0.4%	$(20)	-0.5%
Net gain on sale of mortgage loans	708	407	1,696	1,277	301	74.0%	419	32.8%
Gain on derivative instruments	415	-	1,012	-	415	-	1,012	-
Earnings on BOLI	289	214	865	640	75	35.0%	225	35.2%
Gain on sale of investment securities	271	136	909	641	135	99.3%	268	41.8%
Other mortgage fee income	199	92	438	348	107	116.3%	90	25.9%
Gain on extinguishment of debt	-	552	-	552	(552)	-100.0%	(552)	-100.0%
Other income	186	134	594	780	52	38.8%	(186)	-23.8%
Total	$3,344	$2,806	$9,334	$8,078	$538	19.2%	$1,256	15.5%

Non-interest income for the three and nine months ended September 30, 2016 was $3.3 million and $9.3 million, respectively, compared to $2.8 million and $8.1 million for the same periods ended in 2015.  The primary driver behind the increase in non-interest income for both the three and nine month periods ended September 30, 2016, can be attributed to gains on derivative instruments, higher mortgage banking revenues, increased gains from the sale of investment securities, and an increase in earnings on bank owned life insurance (“BOLI”).  These increases were partially offset by the absence of gain on the extinguishment of debt, largely due to the partial redemption of junior subordinated debentures in the third quarter of 2015.

Gains on derivative instruments are attributed to the new “back-to-back” interest rate swap program the Company rolled out in the latter part of 2015.  This program allows commercial loan clients to effectively obtain fixed rate loan financing through the use of “back-to-back” interest rate swaps, while the Bank extends variable rate credit to these clients.

Mortgage banking revenues increased by $0.4 million, or 81.8%, and $0.5 million, or 31.3%, for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015.  Increases in mortgage origination activity, including higher purchase and re-finance volumes was the primary driver behind the year over year increase in mortgage banking revenues.  For the three and nine months ended September 30, 2016, held-for-sale mortgage production totaled $52.5 million and $123.8 million, respectively.  This represents an increase of $24.1 million, or 84.5%, and $18.7 million, or 17.8%, for the three and nine months ended September 30, 2016 when compared to the same periods in 2015.

Earnings on BOLI increased $0.1 million, or 35.0%, and $0.2 million, or 35.2%, during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.  The increase in earnings on BOLI can be attributed to an additional $7.5 million purchase of BOLI the Bank made during the fourth quarter of 2015.

The decrease in other income for the nine months ended September 30, 2016 compared to the same period ended in 2015 can be attributed to a decline in the level of recoveries on fully charged-off loans acquired through the MISN Transaction in February 2014.  These loans were fully charged-off and had no carrying value at the time of their acquisition.  Recoveries on fully charged-off acquired loans totaled $21 thousand and $0.2 million for the three and nine month periods ended September 30, 2016, respectively, compared to $12 thousand and $0.4 million for the same periods ended in 2015.

Non-Interest Expenses

The table below sets forth changes in non-interest expense for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended		Variances
	September 30,		September 30,		For the Three Months		For the Nine Months
	2016	2015	2016	2015	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Salaries and employee benefits	$6,686	$5,598	$19,611	$17,643	$1,088	19.4%	$1,968	11.2%
Professional services	1,776	2,234	5,634	5,342	(458)	-20.5%	292	5.5%
Occupancy and equipment	1,657	1,688	4,933	5,023	(31)	-1.8%	(90)	-1.8%
Information technology	591	611	1,821	1,753	(20)	-3.3%	68	3.9%
Sales and marketing	317	240	807	852	77	32.1%	(45)	-5.3%
Loan department expense	284	252	770	798	32	12.7%	(28)	-3.5%
Amortization of intangible assets	244	263	730	787	(19)	-7.2%	(57)	-7.2%
Regulatory assessments	222	298	847	895	(76)	-25.5%	(48)	-5.4%
Communication costs	122	150	372	435	(28)	-18.7%	(63)	-14.5%
OREO write-downs	-	-	217	-	-	-	217	-
Other expense	824	817	2,666	1,865	7	0.9%	801	42.9%
Total	$12,723	$12,151	$38,408	$35,393	$572	4.7%	$3,015	8.5%

The table below provides a breakdown of professional services expenses for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Professional Services
BSA/AML related costs	$631	$598	$1,907	$1,363
Audit and tax costs	321	367	1,072	889
Information technology services and consulting	312	458	944	1,097
Legal costs	73	319	152	738
All other costs	439	492	1,559	1,255
Total professional services	$1,776	$2,234	$5,634	$5,342

Non-interest expense for the three and nine months ended September 30, 2016 was $12.7 million and $38.4 million, respectively, compared with $12.2 million and $35.4 million for the same periods ended in 2015.  The increase in non-interest expense for the three and nine months ended September 30, 2016 was due primarily to higher salaries and benefits costs.  Increases in other expenses and professional services also contributed to higher non-interest expenses for the nine months ended September 30, 2016.

Higher salaries and benefits costs for the three and nine months ended September 30, 2016 compared to the same periods in 2015 are attributed primarily to increases in base salaries and higher mortgage banking commissions, and increased incentive compensation plan expenses.

Increases in other expenses for the nine months ended September 30, 2016 compared to the same period ended in 2015 can be attributed to operating losses incurred due to the reimbursement of certain customers for losses they incurred resulting from debit card fraud.  The Bank was responsible for reimbursing these customers for losses they experienced in accordance with Regulation E and Visa network operating rules.

Professional services expenses declined during the three months ended September 30, 2016 compared to the same period ended in 2015, which can be attributed primarily to lower legal related expenses during 2016.  The increase in professional services expenses for the nine months ended September 30, 2016 compared to the same period ended in 2015 can be attributed to the Company’s on-going BSA/AML program remediation efforts, higher audit and tax related costs, and increases in other general professional services.  These costs were slightly offset by a decline in legal expenses for the nine months ended September 30, 2016 when compared to the same period ended in 2015.

Increases in non-interest expense for the nine months ended September 30, 2016 were also impacted by the write-down of one OREO property in the amount of $0.2 million during the first quarter of 2016, resulting from the re-zoning of this property.

Provision for Income Taxes

For the three and nine months ended September 30, 2016, the Company recorded income tax expense of approximately $2.7 million and $7.7 million, respectively.  This compares to $2.0 million and $7.0 million for the same periods ended in 2015.  The Company’s effective income tax rate was 38.9% and 38.3% for the three and nine months ended September 30, 2016, respectively, compared to 33.9% and 36.9% for the same periods in 2015.  The increase in the effective tax rate for the three and nine months ended September 30, 2016 as compared to the same periods ended in 2015 can be attributed to higher pre-tax income.  The Company’s effective tax rate is impacted by various factors, including changes in the level of pre-tax income and changes in the amount and composition of permanent book-tax differences.

The determination as to whether a valuation allowance should be established against deferred tax assets is based on the consideration of all available evidence using a “more likely than not” standard. Management evaluates the realizability of deferred tax assets on a quarterly basis.  As of September 30, 2016 and December 31, 2015 there was no valuation allowance for deferred tax assets.  Please see Note 5. Income Taxes, of the condensed consolidated financial statements filed on this Quarterly Report on Form 10-Q as well as Note 7. Income Taxes, of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion concerning the Company’s deferred tax assets.

Financial Condition

At September 30, 2016, total assets were $1.99 billion, an increase of approximately $88.6 million or 4.7%, when compared to December 31, 2015.  The increase in total assets can be attributed to an increase in gross loan balances, which were funded by an increase in deposit balances, increased FHLB borrowings, and use of lower interest-earning cash balances during the first nine months of 2016.  Gross loan balances increased by $95.4 million, or 7.7%, to $1.34 billion as of September 30, 2016 when compared to December 31, 2015.  Total deposits increased $66.4 million, or 4.2%, during the first nine months of 2016 with approximately $55.7 million of this growth coming from increases in non-interest bearing demand account balances.  Deposit growth is attributed to the Company’s continued focus on the acquisition of new, and expansion of existing customer relationships.  Borrowings from the FHLB increased $16.5 million, or 15.9%, during the first nine months of 2016.  Higher FHLB borrowings were used to support loan growth, which outpaced deposit growth during the first nine months of 2016.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $65.2 million and $69.9 million at September 30, 2016 and December 31, 2015, respectively. This line item will vary depending on daily cash settlement activities and the amount of highly liquid assets needed, based on known events, such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches.  The decrease in cash and cash equivalents during the first nine months of 2016 can be attributed in part to the funding of loan growth during the period.

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

The following table provides a summary of investment securities by type as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$59,223	$58,992	$47,478	$47,318
Mortgage backed securities
U.S. government sponsored entities and agencies	246,284	247,193	246,561	245,235
Non-agency	25,318	25,521	34,645	34,317
State and municipal securities	109,443	115,449	105,164	108,406
Asset backed securities	9,503	9,309	16,183	15,627
Other investments	-	-	100	32
Total available for sale securities	$449,771	$456,464	$450,131	$450,935

At September 30, 2016, the fair value of the investment portfolio was approximately $456.5 million or $5.5 million higher than that reported at December 31, 2015.  The increase in the balance of the investments portfolio can be attributed to purchases of securities during the third quarter of 2016.

Securities available for sale are carried at fair value, with related net unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to accumulated other comprehensive income.  At September 30, 2016, the securities portfolio had net unrealized gains, net of taxes, of approximately $3.9 million, an increase of approximately $3.4 million from the net unrealized gain position of $0.5 million reported at December 31, 2015.  Changes in the fair value of the investment portfolio during the first nine months of 2016 can be attributed to the decline in interest rates and decreases in values of U.S. equity securities stemming from volatility in global economies and equity markets following Britain’s decision to exit the European Union.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which are directly impacted by changes in interest rates.  The Company employs the use of simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.  Included in the Company’s mortgage-backed securities are home equity conversion mortgages, which typically possess prepayment characteristics that differ from traditional mortgage-backed securities, such that prepayment activity is not as closely correlated with changes in interest rates.  The majority of the Company’s mortgage securities were issued by: The Government National Mortgage Association (“Ginnie Mae”), The Federal National Mortgage Association (“Fannie Mae”), and The Federal Home Loan Mortgage Corporation (“Freddie Mac”).  At September 30, 2016, approximately $247.2 million or 90.6%, of the Company’s mortgage related securities were issued by government agencies and government sponsored entities, such as those listed above.

The following table sets forth the maturity distribution of the investment portfolio and the weighted average yield for each category at September 30, 2016.  All investment securities are classified as available for sale:

	September 30, 2016
	One Year or Less	Over 1 Year Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
	(dollars in thousands)
Obligations of U.S. government agencies	$5,697	$19,803	$23,764	$9,728	$58,992
Mortgage backed securities
U.S. government sponsored entities and agencies	32,584	101,575	59,531	53,503	247,193
Non-agency	5,996	11,679	7,846	-	25,521
State and municipal securities	2,286	16,942	89,400	6,821	115,449
Asset backed securities	-	1,911	4,438	2,960	9,309
Total available for sale securities	$46,563	$151,910	$184,979	$73,012	$456,464

Amortized cost	$46,457	$151,110	$179,623	$72,581	$449,771
Weighted average yield	2.12%	2.17%	2.57%	2.77%	2.42%

Federal Home Loan Bank Stock

As a member of FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the asset size of the Bank and the level of outstanding borrowings with the FHLB.  As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company. At September 30, 2016 and December 31, 2015, the Company held approximately $7.9 million in FHLB stock.

Loans

Summary of Market Conditions

Total gross loans increased $95.4 million during the nine months ended September 30, 2016, with growth attributed to increases in commercial real estate, residential 1 to 4 family, commercial and industrial, farmland, and multi-family loans.  The growth in these categories was slightly offset by declines in construction and land, agriculture, home equity lines of credit and consumer loans.  The declines in these categories were driven in part by the level of prepayments and payoffs exceeding loan production in these categories.  The Company continued to focus on organic loan growth in our region with originations of new loans held for investment during the nine months ended September 30, 2016 totaling $215.6 million.  Utilization on lines of credit contributed another $33.7 million to the year to date growth in the loan portfolio.  New loan production was offset by loan prepayments and payoffs of $113.7 million during the first nine months of 2016.

The Company continues to see stabilization and improvement in the local economy, and loan demand in the markets we serve.  We believe that with the Bank’s expansion into Santa Barbara and Ventura counties, in conjunction with a focus on commercial and industrial lending, the Bank is well positioned for growth.

Although local economic conditions within the region the Company operates have been relatively favorable over the last several years, management recognizes that a renewed decline in the global, national, state or local economies and/or continued drought conditions on the Central Coast of California, may negatively impact local borrowers, as well as the values of real estate within our market footprint.  As such, management continues to closely monitor credit trends and leading indicators for renewed signs of economic deterioration.  The Bank employs defined lending standards, and seeks to originate loans to borrowers that have strong credit profiles, adequate debt service ability, and ample collateral support for secondary sources of loan repayment. Additionally, purchased loans are evaluated under the same standards as originated loans.  Management seeks to continually monitor the credit profiles of borrowers in order to take proactive steps, when and if necessary, to mitigate any material adverse impacts on the Company.

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

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements.  There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds the loans.  Settlement from the correspondents is typically within 30 days of funding the mortgage.  At September 30, 2016, loans held for sale totaled $8.0 million compared to $9.8 million at December 31, 2015.

The table below sets forth the composition of the loan portfolio as of September 30, 2016 and December 31, 2015:

	September 30,		December 31,
	2016		2015		Variance
	Balance	Percent	Balance	Percent	Dollar	Percent
	(dollars in thousands)
Real Estate Secured
Commercial	$635,846	47.3%	$579,244	46.3%	$56,602	9.8%
Residential 1 to 4 family	195,453	14.6%	165,829	13.3%	29,624	17.9%
Farmland	132,723	9.9%	120,566	9.7%	12,157	10.1%
Multi-family residential	81,536	6.1%	79,381	6.4%	2,155	2.7%
Construction and land	26,836	2.0%	35,669	2.9%	(8,833)	-24.8%
Home equity lines of credit	24,910	1.9%	31,387	2.5%	(6,477)	-20.6%
Total real estate secured	1,097,304	81.8%	1,012,076	81.1%	85,228	8.4%
Commercial
Commercial and industrial	185,199	13.7%	164,808	13.2%	20,391	12.4%
Agriculture	55,728	4.2%	64,363	5.2%	(8,635)	-13.4%
Total commercial	240,927	17.9%	229,171	18.4%	11,756	5.1%
Consumer	4,470	0.3%	6,033	0.5%	(1,563)	-25.9%
Total loans held for investment	1,342,701	100.0%	1,247,280	100.0%	95,421	7.7%
Deferred loan fees	(1,146)		(1,132)		(14)	1.2%
Allowance for loan and lease losses	(17,643)		(17,452)		(191)	1.1%
Total net loans held for investment	$1,323,912		$1,228,696		$95,216	7.7%

Loans held for sale	$7,975		$9,755		$(1,780)	-18.2%

Real Estate Secured

Other Real Estate Loans

The following table provides a break-down of the other real estate secured segment of the Company’s loan portfolio, which is exclusive of construction and land loans, as of September 30, 2016:

	September 30, 2016				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest	Owner
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)	Occupied
	(dollars in thousands)
Other Real Estate Secured
Residential 1 to 4 family	$195,453	$1,010	$196,463	17.4%	98.8%	384	$4,500	$133,939
Commercial	168,952	1,195	170,147	15.1%	85.6%	189	9,250	75,553
Hotels	143,489	6,721	150,210	13.4%	75.5%	54	14,772	4,216
Farmland	132,723	1,866	134,589	12.0%	67.7%	81	17,647	74,455
Professional	113,486	151	113,637	10.1%	57.1%	120	11,500	26,870
Retail	92,231	1,140	93,371	8.3%	46.9%	109	5,724	39,986
Multi-family	81,536	3,282	84,818	7.5%	42.6%	57	9,000	-
Healthcare / medical	56,047	528	56,575	5.0%	28.4%	53	12,420	36,999
Home equity lines of credit	24,910	38,452	63,362	5.6%	31.9%	451	1,200	23,770
Restaurants and other hospitality	27,866	1,009	28,875	2.6%	14.5%	25	13,713	8,431
Other	33,775	361	34,136	3.0%	17.2%	42	4,749	25,964
Total	$1,070,468	$55,715	$1,126,183	100.0%	566.2%	1,565	$17,647	$450,183

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2016.

At September 30, 2016 the Other Real Estate Secured segment of the loan portfolio, which excludes construction and land loans disclosed below, represented $1.1 billion, or 79.7%, of total gross loans.  When compared to that reported at December 31, 2015 this represents an increase of approximately $94.1 million, or 9.6%.  This increase is attributed to new loan production in the commercial real estate, residential 1 to 4 family, farmland, and multi-family portfolios, slightly offset by decreases in construction and land loans and home equity lines of credit.  At September 30, 2016, a total of $33.8 million of the Other Real Estate Secured portfolio was risk graded as special mention, substandard or doubtful, with the largest single component being the commercial real estate segment, which represented $30.1 million.  At December 31, 2015, Other Real Estate Secured balances graded special mention, substandard or doubtful totaled $36.9 million, of which $33.6 million can be attributed to commercial real estate loans.  At September 30, 2016 and December 31, 2015, Other Real Estate Secured balances, including undisbursed commitments, represented 566% and 531%, respectively, of the Bank’s total risk-based capital.  At September 30, 2016, approximately $450.2 million, or 42.1%, of the Other Real Estate Secured segment of the loan portfolio was considered owner occupied.  Loans meeting the regulatory classification of non-owner occupied commercial real estate, which includes construction and land loans, represented 279% of the Bank’s total risk-based capital at September 30, 2016 compared to 266% at December 31, 2015.

Construction and Land Loans

The following provides a break-down of the Company’s construction and land portfolio as of September 30, 2016:

	September 30, 2016				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Construction and Land
Commercial	$17,018	$12,810	$29,828	65.8%	15.0%	26	$6,732
Tract	6,297	2,765	9,062	20.0%	4.6%	8	10,673
Single family residential	1,794	271	2,065	4.6%	1.0%	12	800
Multi-family	1,084	-	1,084	2.4%	0.5%	3	900
Single family residential - Spec.	643	2,641	3,284	7.2%	1.7%	7	1,750
Total	$26,836	$18,487	$45,323	100.0%	22.8%	56	$10,673

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2016.

At September 30, 2016, the construction and land portfolio represented $26.8 million, or 2.0%, of total gross loans, a decrease of $8.8 million, or 24.8%, from that reported at December 31, 2015.  Construction loans are typically granted for a one year period and then refinanced at the completion of the construction project into permanent loans with varying maturities.  The ratio of total construction and land loans, including undisbursed commitments, to the Bank’s total risk-based capital was 23% and 29% at September 30, 2016 and December 31, 2015, respectively.  At September 30, 2016 there were $3.6 million of construction and land balances risk graded special mention, substandard, or doubtful.  This compares to $5.2 million risk graded special mention, substandard or doubtful at December 31, 2015.

Commercial Loans

The following table provides a break-down of the Company’s commercial and industrial segment of the commercial loan portfolio as of September 30, 2016:

	September 30, 2016				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Commercial and Industrial
Manufacturing	$33,464	$11,645	$45,109	14.8%	22.7%	135	$5,000
Professional services	29,141	22,582	51,723	17.0%	26.0%	191	4,936
Real estate / rental and leasing	21,004	13,501	34,505	11.3%	17.4%	109	6,522
Healthcare / medical	19,139	17,125	36,264	11.9%	18.2%	117	10,162
Wholesale and retail	19,044	10,720	29,764	9.8%	15.0%	133	5,000
Construction	19,061	28,806	47,867	15.7%	24.1%	148	5,000
Restaurants / hospitality	12,911	4,708	17,619	5.8%	8.9%	75	5,000
Media and information services	7,286	1,867	9,153	3.0%	4.6%	20	5,000
Transportation and warehousing	4,477	763	5,240	1.7%	2.6%	62	596
Financial services	4,657	2,547	7,204	2.4%	3.6%	31	3,000
Oil gas and utilities	797	798	1,595	0.5%	0.8%	6	500
All other	14,218	4,665	18,883	6.1%	9.4%	253	2,342
Total	$185,199	$119,727	$304,926	100.0%	153.3%	1,280	$10,162

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2016.

At September 30, 2016, commercial and industrial loans represented $185.2 million, or 13.7% of total gross loans. This represents an increase of $20.4 million, or 12.4% from December 31, 2015.  The ratio of total commercial and industrial loans, including undisbursed commitments, to the Bank’s total risk-based capital was 153% at September 30, 2016 and 142% at December 31, 2015.

The Company’s credit exposure within the commercial and industrial segment remains diverse with respect to the industries to which credit has been extended.  As of September 30, 2016, a total of $11.7 million of the commercial and industrial portfolio was risk graded as special mention, substandard or doubtful.  This compares to $11.8 million being risk graded special mention, substandard or doubtful as of December 31, 2015.

Agriculture Loans

The following table provides a break-down of the agriculture segment of the Company’s commercial loan portfolio as of September 30, 2016:

	September 30, 2016				Percent of		Single
		Undisbursed	Total Bank	Percent	Total Risk	Number	Largest
	Balance	Commitment	Exposure	Composition	Based Capital	of Loans	Loan (1)
	(dollars in thousands)
Agriculture
Fruit and nut tree farming	$22,820	$22,363	$45,183	45.2%	22.7%	39	$8,750
Wholesale merchants	9,656	4,568	14,224	14.2%	7.1%	10	8,000
Vegetable and melon farming	8,640	5,196	13,836	13.9%	7.0%	16	4,000
Food and beverage	5,210	933	6,143	6.2%	3.1%	18	1,500
Animal production	1,947	2,977	4,924	4.9%	2.5%	37	600
Support activities for agriculture	2,992	4,119	7,111	7.1%	3.6%	26	1,800
Other crop farming	2,682	1,700	4,382	4.4%	2.2%	7	2,353
Transportation and warehousing	16	-	16	0.1%	0.0%	2	25
All other	1,765	2,275	4,040	4.0%	2.0%	12	1,600
Total	$55,728	$44,131	$99,859	100.0%	50.2%	167	$8,750

(1) Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of September 30, 2016.

At September 30, 2016, agriculture loans totaled $55.7 million, or 4.2% of total gross loans, which represents a decrease of $8.6 million, or 13.4%, from December 31, 2015.  The ratio of total agriculture loans, including undisbursed commitments, to the Bank’s total risk-based capital was 50% at September 30, 2016 and 53% at December 31, 2015.  As of September 30, 2016, a total of $11.2 million of the agriculture portfolio was risk graded as special mention, substandard or doubtful.  This compares to $3.0 million of the agriculture portfolio being risk graded special mention, substandard or doubtful as of December 31, 2015.  The year to date increase in agriculture loans graded special mention, substandard or doubtful can be attributed to one relationship.  The Bank continues to monitor this relationship closely.

Consumer

At September 30, 2016, the consumer loan portfolio totaled $4.5 million compared to $6.0 million reported at December 31, 2015.  Consumer loans include revolving credit plans, installment loans and credit card balances.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table stratifies the loan portfolio according to the earlier of maturity or re-pricing date as well as provides information about fixed and variable rate loans:

	September 30, 2016
	Due Less Than 3 Months	Due 3 To 12 Months	Due Over 12 Months Through 3 Years	Due Over 3 Years Through 5 Years	Due Over 5 Years Through 15 Years	Due Over 15 Years	Total
	(dollars in thousands)
Real Estate Secured
Commercial	$58,288	$72,640	$133,203	$100,585	$271,130	$-	$635,846
Residential 1 to 4 family	326	4,465	21,785	55,824	111,280	1,773	195,453
Farmland	14,121	3,244	16,590	22,228	76,540	-	132,723
Multi-family residential	7,879	2,467	39,031	10,769	21,390	-	81,536
Construction and land	18,770	2,289	3,007	-	2,770	-	26,836
Home equity lines of credit	24,840	41	-	26	-	3	24,910
Commercial
Commercial and industrial	92,236	13,571	24,144	30,939	24,141	168	185,199
Agriculture	48,182	95	4,359	1,431	1,072	589	55,728
Consumer	763	80	199	262	2,289	877	4,470
Total loans held for investment	$265,405	$98,892	$242,318	$222,064	$510,612	$3,410	$1,342,701

Variable rate loans (1)	$259,014	$76,825	$178,721	$151,808	$244,080	$-	$910,448
Fixed rate loans	6,391	22,067	63,597	70,256	266,532	3,410	432,253
Total loans held for investment	$265,405	$98,892	$242,318	$222,064	$510,612	$3,410	$1,342,701

(1)     Variable rate loans include $562.1 million of loans that are at their contractual floor rates.  To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until interest rates on these loans rise above their floor rates.

At September 30, 2016, our loans held for investment were scheduled to mature or re-price in the following dollar and percentage amounts of total loans held for investment: $364.3 million, or 27.1%, in one year or less; $464.4 million, or 34.6%, in one through five years; and $514.0 million, or 38.3%, over five years.  Of the $514.0 million of loans scheduled to mature or re-price over five years, $326.1 million or 63.4% were scheduled to mature or re-price over five years through eight years; $158.4 million or 30.8% were scheduled to mature or re-price over eight years through ten years; and $29.6 million or 5.8% were scheduled to mature or re-price over ten years.

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

The ALLL is increased by provisions for loan and lease losses charged to earnings or decreased by reversals of prior provisions for loan and lease losses.  The ALLL is also decreased by charge-offs, and increased by recoveries on previously charged-off loans. Please see Note 1. Significant Accounting Policies, of the condensed consolidated financial statements filed on this Form 10-Q, for additional information concerning the Company’s methodology for determining an appropriate ALLL.

The Company allocates the ALLL across various segments and classes of loans within the loan portfolio. The following table provides a summary of the ALLL and its allocation as of September 30, 2016 and 2015 and December 31, 2015:

	September 30,				December 31,
	2016		2015		2015
		Percent		Percent		Percent
		of Loans to		of Loans to		of Loans to
	ALLL	Total Loans	ALLL	Total Loans	ALLL	Total Loans
	(dollars in thousands)
Real Estate Secured
Commercial	$5,584	47.3%	$5,672	48.2%	$6,293	46.3%
Farmland	2,644	9.9%	1,840	8.9%	2,275	9.7%
Residential 1 to 4 family	2,109	14.6%	1,961	12.9%	2,064	13.3%
Multi-family residential	401	6.1%	627	6.3%	402	6.4%
Construction and land	317	2.0%	1,365	3.5%	623	2.9%
Home equity lines of credit	97	1.9%	155	2.6%	127	2.5%
Commercial
Commercial and industrial	2,926	13.7%	3,366	13.2%	2,834	13.2%
Agriculture	2,780	4.2%	2,119	3.9%	2,538	5.2%
Consumer	144	0.3%	191	0.5%	173	0.5%
Unallocated	641		-		123
Total	$17,643	100.0%	$17,296	100.0%	$17,452	100.0%

Allocation of the ALLL

The Company continued to experience overall favorable metrics with respect to credit quality in the non-PCI loan portfolio during the first nine months of 2016 when compared to historical periods.  The balance of the ALLL at September 30, 2016 was $0.2 million higher when compared to the balance at December 31, 2015.  The Company experienced net recoveries of $1.2 million during the nine months ended September 30, 2016.  The continued improvement in credit quality of the loan portfolio, as evidenced by a continued decline in non-performing asset levels relative to historical periods, resulted in a reversal of provision for loan and lease losses of $1.0 million during the nine months ended September 30, 2016, which was recorded during the second quarter of 2016.

Changes in the level of and trend in past due and non-accrual loans, as well as changes in the level of and trend in special mention, substandard and doubtful loans have an impact on the amount and allocation of the ALLL to various segments of the loan portfolio.  Non-accrual loans declined to $4.9 million at September 30, 2016 compared to $7.8 million at December 31, 2015, and loans 30-89 days past due were $39 thousand compared to $0.3 million at December 31, 2015.  The balance of loans classified as special mention, substandard or doubtful totaled $60.3 million compared to $57.0 million at December 31, 2015.  The allocation of the ALLL has also been impacted by changes in the level of specific reserves for impaired loans, as well as the estimated impact that external qualitative factors, such as the ongoing California drought, may have on certain of the Company’s borrowers.  However, the overall underlying favorable trend in the credit quality of the loan portfolio resulted in a reversal of provision for loan and lease losses during the first nine months of 2016.

The ALLL as a percentage of total gross loans was 1.31% at September 30, 2016 compared to 1.40% at December 31, 2015.  The ALLL attributable to the legacy Heritage portfolio, excluding acquired loans, was $17.4 million, or 1.46% of legacy Heritage loans and leases at September 30, 2016, compared to $17.1 million or 1.59% of legacy Heritage loans and leases at December 31, 2015.  At September 30, 2016 the ALLL attributable to acquired non-PCI loans was $0.2 million or 0.13% of acquired non-PCI loans, compared to $0.3 million, or 0.20% at December 31, 2015.  As of September 30, 2016, the remaining unaccreted discount on acquired non-PCI loans was $2.7 million compared to $3.2 million at December 31, 2015.

The ALLL for PCI loans was $0.1 million at September 30, 2016 and December 31, 2015, respectively.  The ALLL established for PCI loans resulted from unfavorable changes in expected future cash flows on certain PCI loans.  At September 30, 2016, the remaining unaccreted discount on PCI loans was $1.7 million compared to $2.3 million at December 31, 2015.

The ALLL attributable to loans collectively evaluated for impairment on the legacy Heritage portfolio at September 30, 2016 was approximately $17.4 million compared to $16.7 million at December 31, 2015.  Approximately $6.9 million of the ALLL attributable to loans collectively evaluated for impairment is the result of qualitative adjustments at September 30, 2016 compared to $6.7 million at December 31, 2015.

At September 30, 2016 and December 31, 2015, approximately $1.6 million and $1.8 million, respectively, of the ALLL was attributable to qualitative adjustments associated with the potential impacts of the California drought on various segments of our loan portfolio, including farmland, agriculture, and commercial and industrial loans.  Concerns associated with the impact of the California drought on our customer’s businesses, and concerns about the impact directly to agriculture, and indirectly to other businesses such as hospitality and tourism have resulted in this allocation of the qualitative component of the ALLL at September 30, 2016 and December 31, 2015.  Evidence of the drought’s impact on agricultural businesses has been noted in recent studies indicating that the current drought is responsible for the greatest absolute reduction in water availability to agriculture ever seen in California.  Furthermore, the State of California, as well as certain municipalities within California, have mandated water conservation measures that cite specific usage reductions and have limited the use of water for particular applications such as landscape watering, car washing and other applications.  These facts, along with discussions with some of our borrowers, as it relates to expected decreases in cash flows related to the drought, have led the Company to maintain the qualitative factor allocation within the ALLL for the impact of the drought on our loan portfolio.  If the drought in California continues, the related allocation of the ALLL for the drought may increase significantly.

The ALLL associated with loans specifically evaluated for impairment totaled $0.2 million at September 30, 2016 and $0.3 million at December 31, 2015.  As of September 30, 2016, the Company believes that the ALLL was appropriate to cover probable credit losses that may be incurred in the Company’s loan and lease portfolio.

The following table provides a summary of the activity in the ALLL for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Balance, beginning of period	$17,452	$16,802
Charge-offs:
Consumer	(24)	(6)
Commercial
Commercial and industrial	(17)	(186)
Agriculture	-	(1)
Real Estate Secured
Home equity lines of credit	-	(55)
Construction and land	-	(34)
Total charge-offs	(41)	(282)
Recoveries:
Real Estate Secured
Commercial	614	-
Construction and land	161	48
Residential 1 to 4 family	10	5
Home equity lines of credit	8	76
Commercial
Commercial and industrial	374	457
Agriculture	50	179
Consumer	15	11
Total recoveries	1,232	776
Net recoveries	1,191	494
(Reversal of) provision for loan and lease losses	(1,000)	-
Balance, end of period	$17,643	$17,296

Gross loans, end of period	$1,342,701	$1,206,740
ALLL to total gross loans	1.31%	1.43%
Net recoveries to average loans	0.12%	0.06%

Non-Performing Assets

Non-performing assets are comprised of loans placed on non-accrual status and foreclosed assets (OREO and other repossessed assets).  Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off.  See also Note 4. Loans and Allowance for Loan and Lease Losses, of the condensed consolidated financial statements filed on this Form 10-Q for additional information concerning non-performing loans.  The following table provides a summary of the Company’s non-performing loans, foreclosed assets and troubled debt restructurings (“TDRs”) as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(dollars in thousands)
Non-Performing Loans
Construction and land	$3,443	$3,968
Commercial and industrial	970	1,630
Commercial real estate	284	1,940
Home equity lines of credit	84	84
Farmland	75	83
Consumer	28	33
Residential 1 to 4 family	-	80
Total non-performing loans	4,884	7,818
Foreclosed assets	181	328
Total non-performing assets	$5,065	$8,146
TDRs
Accruing	$10,747	$10,056
Included in non-performing loans	4,243	6,203
Total TDRs	$14,990	$16,259

Ratio of allowance for loan and lease losses to total gross loans	1.31%	1.40%
Ratio of non-performing loans to total gross loans	0.36%	0.63%
Ratio of non-performing assets to total assets	0.25%	0.43%

Non-Accruing Loans

The following table reconciles the change in total non-accruing loans for the nine months ended September 30, 2016:

	Balance			Transfers	Returns to		Balance
	December 31,		Net	to Foreclosed	Accrual		September 30,
	2015	Additions	Paydowns	Assets	Status	Charge-offs	2016
	(dollars in thousands)
Real Estate Secured
Construction and land	$3,968	$349	$(874)	$-	$-	$-	$3,443
Commercial	1,940	49	(1,415)	-	(290)	-	284
Home equity lines of credit	84	38	-	-	(38)	-	84
Farmland	83	-	(8)	-	-	-	75
Residential 1 to 4 family	80	-	(3)	-	(77)	-	-
Commercial
Commercial and industrial	1,630	1,954	(326)	-	(2,271)	(17)	970
Agriculture	-	400	(59)	-	(341)	-	-
Consumer	33	94	(5)	(70)	-	(24)	28
Total	$7,818	$2,884	$(2,690)	$(70)	$(3,017)	$(41)	$4,884

At September 30, 2016, the balance of non-accruing loans was $4.9 million, or $2.9 million lower than that reported at December 31, 2015.  The change in non-accruing loans can be attributed to $3.0 million in loans returning to accrual status following a sustained period of repayment and net paydowns of $2.7 million, offset by $2.9 million in loans transferred to non-accrual during the first nine months of 2016.  At September 30, 2016, $4.2 million of non-accruing loans were considered current with their contractual payments due, compared to $6.4 million at December 31, 2015.

Deposits and Borrowed Funds

The following table provides a summary of the composition of deposits as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,	Variance
	2016	2015	Dollar	Percent
	(dollars in thousands)
Non-interest bearing deposits	$570,243	$514,559	$55,684	10.82%
Money market deposits	571,357	565,060	6,297	1.11%
Time deposits	241,580	245,742	(4,162)	-1.69%
NOW accounts	134,465	129,254	5,211	4.03%
Other savings deposits	113,703	110,346	3,357	3.04%
Total deposits	$1,631,348	$1,564,961	$66,387	4.24%

At September 30, 2016, total deposits were $1.63 billion, representing an increase of $66.4 million, or 4.2%, from December 31, 2015.  The increase in deposit balances in 2016 can be attributed to the Company’s continued focus on gathering and retaining core relationships in an effort to reduce overall funding costs.

At September 30, 2016, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 89.0% of total deposits, up from the 88.6% reported at December 31, 2015, due primarily to growth in non-interest bearing demand, money market, and NOW account deposits during the first nine months of 2016.  Non-interest bearing demand deposits comprise 35.0%, and 32.9% of total deposits at September 30, 2016 and December 31, 2015, respectively.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond deposit balances. These sources include, among others, the FHLB, the FRB and credit lines established with correspondent banks.  At September 30, 2016, FHLB borrowings were $120.0 million with a weighted average maturity of 2.4 years, compared to $103.5 million at December 31, 2015 with a weighted average maturity of 2.8 years.  Borrowings are obtained for a variety of reasons which include, but are not limited to: asset-liability management; funding loan growth; and to provide additional liquidity.

At September 30, 2016, the Company had junior subordinated debentures issued and outstanding with a carrying value of $10.6 million, compared to $10.4 million at December 31, 2015.  These debentures were issued to three different trusts as follows:

	As of September 30, 2016
	Amount	Carrying	Current	Issue	Scheduled
	Issued	Value	Rate	Date	Maturity	Rate Type
	(dollars in thousands)
Heritage Oaks Capital Trust II	$5,248	$5,248	2.57%	27-Oct-06	Aug-37	Variable 3-month LIBOR + 1.72%
Mission Community Capital Trust I	$3,093	$2,243	3.63%	14-Oct-03	Oct-33	Variable 3-month LIBOR + 2.95%
Santa Lucia Bancorp (CA) Capital Trust	$5,155	$3,081	2.16%	28-Apr-06	Jul-36	Variable 3-month LIBOR + 1.48%

These three debentures are callable by the Company at par.  At September 30, 2016, the Company included $10.2 million of the debt securities in its Tier I Capital for regulatory reporting purposes, as permitted under the Basel III Capital Rules.  For a more detailed discussion regarding junior subordinated debentures, see Note 10. Borrowings, in the Company’s consolidated financial statements included in the Company’s 2015 Annual Report filed on Form 10-K.

Capital

At September 30, 2016, total shareholders’ equity was approximately $215.3 million.  This represents an increase of $8.8 million from December 31, 2015.  The change in shareholders’ equity is primarily attributable to net income of $12.4 million, of which approximately $6.2 million was retained after the payment of $6.2 million in dividends on the Company’s common stock.  Additional significant activity within shareholders’ equity during the nine months ended September 30, 2016 include: an increase in accumulated other comprehensive income of $3.4 million related to the overall net positive change in fair value of the available for sale investment portfolio, common stock repurchases totaling $1.6 million, and a $0.7 million net increase in additional paid in capital related to share-based compensation.

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

On October 26, 2016, the Company’s Board of Directors declared a cash dividend of $0.06 per share, payable on November 30, 2016, to shareholders of the Company’s common stock as of November 15, 2016.

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

During the nine months ended September 30, 2016, the Company repurchased and cancelled 226,170 shares of its common stock at an aggregate cost of $1.6 million, or $7.23 per share.  The Company made no repurchases of its common stock during the three months ended September 30, 2016.  As of September 30, 2016, the Company had repurchased and cancelled a total of 281,598 shares of its common stock under this plan at an aggregate total cost of $2.0 million or $7.28 per share.

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

•                  A capital conservation buffer is required in addition to CET I of: 0.625% for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019.  The capital conservation buffer began phasing-in on January 1, 2016.

•                  The exclusion from CET I of certain items on a phased-in basis, such as deferred tax assets and intangible assets.  For 2016, certain deferred tax assets and intangible assets are phased-out of CET I at a rate of 60%, compared to 40% for 2015.

When Basel III Capital Rules are fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain a 2.5% “capital conservation buffer,” which is designed to absorb losses during periods of economic stress.  This capital conservation buffer will be comprised entirely of CET I, and will be in addition to minimum risk-weighted asset ratios outlined under the Basel III Capital Rules.  If a banking organization fails to hold capital above minimum capital ratios, including the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of September 30, 2016 and December 31, 2015:

	Regulatory Standard to Be Considered
	Adequately Capitalized (1)		Well Capitalized (2)	September 30, 2016		December 31, 2015
	Company	Bank	Bank	Company	Bank	Company	Bank
Ratio
Common Equity Tier I Capital Ratio	5.125%	5.125%	6.50%	12.30%	12.23%	12.61%	12.48%
Leverage ratio	4.000%	4.000%	5.00%	9.83%	9.35%	9.90%	9.50%
Tier I Risk-Based Capital Ratio	6.625%	6.625%	8.00%	12.87%	12.23%	13.01%	12.48%
Total Risk-Based Capital Ratio	8.625%	8.625%	10.00%	14.09%	13.46%	14.26%	13.74%

(1)          As of September 30, 2016, includes Capital Conservation Buffer of 0.625%.  On a fully phased-in basis, effective January 1, 2019, under Basel III Capital Rules, minimum capital ratios to be considered “adequately capitalized,” including the Capital Conservation Buffer of 2.5%, will be as follows: CET I: 7.0%; Leverage Ratio: 6.5%; Tier I Risk-Based Capital Ratio: 8.5%; Total Risk-Based Capital Ratio: 10.5%.

(2)          Reflects minimum threshold to be considered “well capitalized” under Prompt Corrective Action framework, specific to depository institutions.

Capital ratios for both the Bank and the Company decreased slightly during the first nine months of 2016 as compared to that reported at December 31, 2015.  The decrease in capital ratios for the Bank can be attributed in large part to a $10.0 million dividend paid to the holding company during the first quarter of 2016 to assist with the operational needs of the holding company, the payment of dividends on the Company’s common stock, and to fund repurchases of the Company’s common stock.  Capital ratios for the Bank were also impacted by growth in risk weighted assets during the first nine months of 2016, which is primarily attributable to the growth in the loan portfolio.   The decrease in capital ratios for the Company during the first nine months of 2016 can be attributed to growth in risk weighted assets, in conjunction with the payment of common stock dividends and repurchases of common stock.  As of September 30, 2016 and December 31, 2015 the Bank’s capital ratios were above minimum thresholds to generally be considered “well capitalized” for bank regulatory purposes.

At September 30, 2016, the Company was able to include $10.2 million of junior subordinated debt in Tier I capital for regulatory capital purposes compared to $10.0 million at December 31, 2015.

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

The following table provides a summary of the Company’s significant and determinable contractual obligations by payment date as of September 30, 2016:

	Less Than	One to Three	Three to Five	More than	September 30,	December 31,
	One Year	Years	Years	Five Years	2016	2015
	(dollars in thousands)
Deposits (1)	$1,532,650	$68,973	$25,217	$4,498	$1,631,338	$1,564,944
FHLB advances and other borrowings	49,000	19,500	18,500	33,000	120,000	103,500
Operating lease obligations	1,410	2,251	2,098	1,903	7,662	7,083
Salary continuation payments	262	524	524	3,083	4,393	4,590
Junior subordinated debentures	-	-	-	13,496	13,496	13,496
Total obligations	$1,583,322	$91,248	$46,339	$55,980	$1,776,889	$1,693,613

(1) Deposits with no stated maturity of $1.4 billion are included in amounts due less than one year.

The Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $12.4 million at September 30, 2016 compared to the $13.0 million at December 31, 2015.  Included in these letter of credit commitments is a single standby letter of credit, which was issued in September 2004, to guarantee the payment of taxable variable rate demand bonds.  The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvements and expansion of an assisted living facility.  The amount of this letter of credit was $10.2 million and $10.4 million as of September 30, 2016 and December 31, 2015, respectively.  The letter of credit was undrawn as of September 30, 2016 and December 31, 2015, and will expire in September 2020.  The Bank has a corresponding line of credit with the FHLB in the amount of $10.2 million, which is collateralized by a blanket lien that includes all qualifying loans on the Bank’s balance sheet.

Additionally at September 30, 2016 and December 31, 2015, the Company had undisbursed loan commitments, made in the ordinary course of business, totaling $273.1 million and $242.1 million, respectively.  The following table provides a breakdown of undisbursed loan commitments, as well as the total for standby letters of credit as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(dollars in thousands)
Commitments to Extend Credit
Commercial and industrial	$106,748	$101,592
Secured by real estate	49,165	37,269
Agriculture	44,231	38,146
Home equity lines of credit	38,452	32,072
Not secured by real estate	17,860	13,860
Other unused commitments	15,020	17,601
Credit card lines	1,653	1,585
Total commitments to extend credit	273,129	242,125
Standby letters of credit (1)	12,392	12,968
Total commitments and standby letters of credit	$285,521	$255,093

(1) Includes a standby letter of credit to one customer in the amount of $10.2 million and $10.4 million at September 30, 2016 and December 31, 2015, respectively.

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

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Company’s Management Asset Liability Committee (“Management ALCO”) is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives, including but not limited to, maintaining sufficient liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions. Management ALCO meets regularly to assess projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank’s customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At September 30, 2016, these credit lines totaled $77.0 million and are unsecured. The Bank had no borrowings against the credit lines with its correspondent banks.  The Bank is a member of the FHLB and has available collateralized borrowing capacity of $374.5 million at September 30, 2016, in addition to the $120 million currently outstanding. Additionally, the Company has a $10.0 million unsecured line of credit available with a correspondent bank as a secondary liquidity source for Bancorp.

The Company also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows. As of September 30, 2016, the Company believes investments in the portfolio can be pledged or liquidated at their current fair values in the event they are needed to provide liquidity. The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 24.18% at September 30, 2016 compared to 25.32% at December 31, 2015.

The ratio of gross loans to deposits, another key liquidity ratio, increased to 82.31% at September 30, 2016 compared to 79.7% at December 31, 2015. Management believes the level of liquid assets and available credit facilities are sufficient to meet current and anticipated funding needs. In addition, the Company’s Management ALCO oversees the Company’s liquidity position by reviewing a monthly liquidity report. Management is not aware of any trends, demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material change in the Company’s liquidity.

Subsequent Events

Dividend Declaration

On October 26, 2016 the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on November 30, 2016 to shareholders of the Company’s common stock as of November 15, 2016.

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

Management employs asset and liability management software to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of September 30, 2016. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s Management ALCO policies. Management will continue to perform this analysis each quarter.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s September 30, 2016 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bp”) and 200 bp rate increase and a 100 bp decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, a 200 bp decrease is not considered a realistic possibility and is therefore not presented.

The results in the table below indicate the change in net interest income the Company would expect to see as of September 30, 2016, if interest rates were to change immediately in the amounts set forth:

	September 30, 2016
	-100bp	+100bp	+200bp
	(dollars in thousands)
Net interest income	$59,213	$62,433	$64,194
$ Change from base	$(1,621)	$1,599	$3,360
% Change from base	-2.7%	2.6%	5.5%

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

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
		Percent of		Percent of
	Balance	Total	Balance	Total
	(dollars in thousands)
Rate Type
Variable - daily	$184,002	13.7%	$168,957	13.5%
Variable other than daily	726,446	54.1%	659,365	52.9%
Fixed rate	432,253	32.2%	418,958	33.6%
Total gross loans	$1,342,701	100.0%	$1,247,280	100.0%

As of September 30, 2016, the table above identifies approximately 13.7% of the loan portfolio that will re-price immediately in a changing rate environment.  At September 30, 2016, approximately $910.5 million, or 67.8%, of the Company’s loan portfolio is considered variable.

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in market rates as September 30, 2016:

	September 30, 2016
	Move in Index Rate (bps)
	+100	+150	+200	+250	+300	+350
	(dollars in thousands)
Cumulative variable daily	$82,477	$92,456	$95,344	$97,195	$97,324	$97,324
Cumulative variable other than daily	422,177	441,424	466,555	475,581	478,618	478,867
Cumulative total variable at floor	$504,654	$533,880	$561,899	$572,776	$575,942	$576,191

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

Management, with the participation of the Principal Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting in the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under “Part I. Item 1A. Risk Factors” included in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.  These risk factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.  During the nine months ended September 30, 2016, there have been no material changes from the risk factors described in our 2015 Annual Report on Form 10-K.

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

Exhibit 31.1 Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2 Rule 13a-14(a)  Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 Section 1350  Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (unaudited), (iv) Condensed Consolidated Statements of Shareholders’ Equity, for the nine months ended September 30, 2016 and 2015 (unaudited), (v) Condensed Consolidated Statements of Cash Flows, for the three and nine months ended September 30, 2016 and 2015 (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: November 4, 2016

/s/ Simone F. Lagomarsino	/s/ Jason C. Castle
Simone F. Lagomarsino	Jason C. Castle
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)