Form 10-K
period 2016-12-31
HERITAGE OAKS BANCORP
filed 2017-03-03
CIK 921547

Use these links to rapidly review the document

Item 8. Consolidated Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant at June 30, 2016 was approximately $188.2 million based on the closing sales price of a share of Common Stock of $7.94 as of June 30, 2016.

As of February 23, 2017, the registrant had 34,403,157 shares of Common Stock outstanding.

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

Some of the risks and uncertainties that may cause the Company's actual results, performance or achievements to differ materially from those expressed include the following:

    •
    Renewed softness in the overall economy, including the California real estate market.

    •
    The effect of the current low interest rate environment or recent changes in interest rates on our net interest margin.

    •
    Our ability to complete the announced merger with Pacific Premier Bancorp, Inc. in a timely manner, if at all, and the possibility that the anticipated benefits of the merger with Pacific Premier Bancorp, Inc. are not realized when expected or at all.

    •
    Our ability to attract and retain qualified employees.

    •
    A failure or breach of our operational security systems or infrastructure or those of our customers, our third party vendors or other service providers, including as a result of a cyber-attack.

    •
    Any compromise in the secured transmission of personal, financial and/or confidential information over public networks.

    •
    Environmental conditions, including the prolonged drought in California, natural disasters such as earthquakes, floods, landslides, and wildfires that may disrupt business, impede operations, or negatively impact the ability of certain borrowers to repay their loans and/or the values of collateral securing loans.

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

Item 1.   Business

Organizational Structure and History

Heritage Oaks Bancorp (the "Company") is a California corporation organized in 1994 and is registered as a bank holding company for Heritage Oaks Bank (the "Bank"). The Company acquired all of the outstanding common stock of the Bank and its subsidiaries in 1994. The Bank is licensed by the California Department of Business Oversight, Division of Financial Institutions ("DBO") and commenced operation in January 1983. As a California state bank, the Bank is subject to primary supervision, examination and regulation by the DBO and the Federal Deposit Insurance Corporation ("FDIC"), and is also subject to certain other federal laws and regulations. The deposits of the Bank are insured by the FDIC up to the applicable limits. As used in this Annual Report on Form 10-K, any reference to the term "Management" refers to the executive management team of the Company and its subsidiaries.

The Company formed Heritage Oaks Capital Trust II in October 2006. This trust is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company. The Company also acquired Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust as part of the acquisition of Mission Community Bancorp in 2014. These trusts are statutory business trusts, and are wholly-owned, non-financial, non-consolidated subsidiaries of the Company. Additionally, the Company has incorporated a subsidiary, CCMS Systems, Inc., which is currently inactive and has not been capitalized.

The Company is authorized to engage in a variety of banking activities with the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Company's principal regulator. However, banking activities primarily occur at the Bank. As a legal entity separate and distinct from its subsidiaries, the Company's principal source of funds are dividends received from the Bank, as well as equity or debt it issues. Legal limitations are imposed on the amount of dividends that may be paid by the Bank to the Company. See Item 1. Business – Supervision and Regulation and Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends.

Recent Developments

Merger Agreement

On December 12, 2016, the Company and Pacific Premier Bancorp, Inc., a Delaware corporation ("PPBI"), entered into an Agreement and Plan of Reorganization (the "Merger Agreement") pursuant to which the Company will be merged with and into PPBI, with PPBI surviving (the "Corporate Merger"), immediately followed by the merger of Heritage Oaks Bank with and into Pacific Premier Bank, the wholly-owned bank subsidiary of PPBI ("Pacific Premier"), with Pacific Premier surviving (the "Bank Merger"). The Corporate Merger and Bank Merger are collectively referred to in this Annual Report on Form 10-K as the "Announced Transaction." The consideration paid to shareholders of the Company will consist of whole shares of PPBI common stock, and cash in lieu of fractional shares of PPBI common stock. Upon consummation of the Corporate Merger, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the merger will be cancelled and converted into the right to receive 0.3471 shares of PPBI common stock.

The consummation of the Announced Transaction is subject to a number of conditions, which include: (i) the approval of the Merger Agreement by the Company's shareholders and the approval of the issuance of shares of PPBI common stock by PPBI's shareholders; (ii) as of the month-end prior to the closing of the Announced Transaction, Heritage Oaks Bank must have an aggregate outstanding balance of non-maturity deposits equal to at least $1.25 billion; (iii) as of the closing of the Announced Transaction, the Company shall have tangible common equity of not less than $183.0 million, subject to certain assumptions and adjustments that are set forth in the Merger Agreement; (iv) the receipt of all necessary regulatory approvals for the Announced Transaction, without the imposition of conditions or requirements, other than conditions or requirements related to remedial actions, that the PPBI board of directors reasonably determines in good faith would not, individually or in the aggregate, materially reduce the economic benefits of the Announced Transaction; (v) the absence of any regulation, judgment, decree, injunction or other order of a governmental authority which prohibits the consummation of the Announced Transaction or which makes illegal the consummation of the Announced Transaction; (vi) the effective registration of the shares of PPBI common stock to be issued to the Company's shareholders with the Securities and Exchange Commission ("SEC") and the approval of such shares for listing on the Nasdaq Global Market; (vii) all representations and warranties made by PPBI and the Company in the Merger Agreement must remain true and correct, except for certain inaccuracies that would not have, or would not reasonably be expected to have, a material adverse effect; and (viii) PPBI and the Company must have performed their respective obligations under the Merger Agreement in all material respects. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which has been previously filed with the SEC on Form 8-K dated December 13, 2016.

The representations, warranties and covenants of each party set forth in the Merger Agreement have been made only for purposes of, and were and are solely for the benefit of the parties to, the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.

Termination of Mortgage Banking Business

In January 2017, the Company's Management and Board of Directors decided to discontinue activities related to the consumer mortgage banking business, effective February 1, 2017. This decision is primarily attributable to current market conditions, such as rising interest rates, and increasing housing prices. The discontinuation of the consumer mortgage banking business did not involve the sale of existing mortgage assets, rather it entailed the termination of certain business activities such as originating and selling consumer mortgage loans. The Company, however, continues to offer home equity lines of credit and home equity loans. The Company ceased accepting new applications on February 1, 2017, and will terminate all consumer mortgage origination related operations on or about April 30, 2017, other than servicing existing consumer mortgage loans within the Company's loan portfolio. In order to ensure that Heritage Oaks Bank customers continue to have access to consumer mortgage products, the Company entered into a referral arrangement with another bank that has a strategic focus on the consumer mortgage business, and which is not a competitor in terms of deposit gathering and their branch geographic footprint. Effective February 1, 2017, many of the Company's consumer mortgage banking team members joined this other bank. The Company will continue to serve the needs of mortgage customers with loans that were in process of origination prior to February 1, 2017, and will continue to service all loans remaining in the Company's portfolio indefinitely. The Company will honor all contractual commitments to both customers and investors that were in process prior to February 1, 2017. Management expects that the majority of existing loan applications that were in process prior to February 1, 2017 will close within 90 days.

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

Maintain Strong Brand Awareness

We expend a considerable amount of resources maintaining and enhancing our retail brand. We believe that our brand should reflect the superior customer service we offer as a community bank and our commitment to the communities where we operate. Maintaining strong brand awareness requires a consistent brand design; effective use of marketing and merchandising; participation and sponsorship in community based events; and usage of multiple media sources. We hold service marks issued by the U.S. Patent and Trademark Office for the "Oakley" design; and the tag line "Heritage Oaks Bank – We're central to the Coast." We continually evaluate the effectiveness of our brand and from time to time will take steps to improve our overall brand awareness in the markets we serve.

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

Community Service

We strongly believe in enhancing the economic vitality and welfare of the communities where we work and live. In 2016, Bank employees provided approximately 2,500 hours in direct volunteer support of local community activities, projects, and events. The Bank also provided in-kind support throughout the year including providing meeting rooms at retail branch and administrative locations, and giving surplus furniture and used computers to local partners. Bank employees also serve on boards of local non-profit and charitable organizations. Finally, we donated over $0.4 million during 2016 to local organizations and charities to support community related activities.

Products and Services

We offer a full array of financial products and services to targeted businesses and consumers. We regularly monitor our customers' financial needs to determine whether we should design or offer new products and services. We also regularly monitor the pricing and profitability of these financial products and services to ensure that we are able to achieve a reasonable rate of return for the risks we assume in offering such products and services. The Bank offers to its commercial clients commercial loans secured by real estate, other commercial loans and lines of credit, agricultural loans, construction financing, other real estate loans and small business administration loans. The Bank also offers interest rate swap products to commercial clients who meet certain suitability requirements. For consumers, the Bank offers home equity lines of credit and other consumer loans. The Bank employs relationship managers focused on the development and origination of new loan and banking relationships across the markets it serves. Deposits are obtained primarily through retail deposit gathering efforts as well as through commercial, state and municipal account relationships. Deposit products offered include personal and business checking and savings accounts, time deposit accounts, individual retirement accounts ("IRAs"), health savings accounts ("HSAs"), money market accounts. The Bank also offers online banking, mobile banking, wire transfers, safe deposit boxes, cashier's checks, traveler's checks, bank-by-mail, remote deposit capture, night depository services and other customary banking services.

Competition, Market and Economic Conditions

The banking and financial services industry in California generally, and in the Company's service area specifically, is highly competitive. Although the Company holds a significant presence within its primary market areas, money center banks and large regional banks, by virtue of their larger capital bases, have significantly larger lending limits than we do and generally have more expansive branch networks.

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

The economy in the Company's primary market area (San Luis Obispo, Santa Barbara and Ventura Counties) is based primarily on agriculture, hospitality, light industry, oil and retail trade. Additionally, the local economy in San Luis Obispo County and to a lesser degree Santa Barbara County is dependent on the level of employment generated by state and local government agencies. Services supporting these industries have also developed in the areas of medical, financial and educational services. The populations of San Luis Obispo County, the City of Santa Maria (in Northern Santa Barbara County), and the City of Santa Barbara totaled approximately 281,000, 106,000, and 92,000 respectively, according to the most recent data provided by the U.S. Census Bureau.

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

Beginning in 2012 and continuing through 2016, the business climate has shown steady signs of improvement including improved real estate prices and a decline in the unemployment rates. The most recent labor market information published by the California Employment Development Department shows the unemployment rate within California to be approximately 5.0%, compared to over 12% at the peak of the economic crisis in 2010.

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

The Company's business is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies. The Federal Reserve Board implements national monetary policies (with objectives such as maintaining price stability, stimulating growth and reducing unemployment) through its open market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans and deposits, and also affect interest earned on interest earning assets and interest paid on interest bearing liabilities. The nature of any future changes in monetary and fiscal policies on the Company cannot be predicted and the impact could be material and adverse.

Management remains cautiously optimistic that there will be continued slow but steady improvement in economic conditions in 2017 in our primary markets. However, there have been continued concerns regarding both the global economy and the national economy due primarily to excessive government debt, public perceptions of unsound fiscal policies, and a significant decline in the price of oil, and equity markets. There are also growing concerns that the prolonged drought, which has affected most of California, could have adverse impacts on the Central Coast of California's critical agriculture market, and therefore our loan portfolio, in the future should drought conditions continue to persist. If either of these uncertainties materialize they could eventually affect our local economy, and ultimately negatively impact the financial condition of borrowers to whom the Company has extended credit. In turn, the Company may suffer higher credit losses as a result.

Employees

At December 31, 2016, the Company employed 302 full-time equivalent employees. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are positive.

Supervision and Regulation

General

The Company is a legal entity separate and distinct from the Bank. The Company is registered with and subject to regulation, supervision and examination by the Federal Reserve Board as a bank holding company. The Company is also subject to certain provisions of the California Financial Code applicable to bank holding companies. As a California state-chartered bank whose accounts are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the California Department of Business Oversight (the "DBO") and the FDIC. Such supervision and regulation covers substantially all of the Bank's business activities, including, among others, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices and permitted subsidiary investments and activities. In addition, while the Bank is not a member of the Federal Reserve System, the Bank is subject to certain regulations of the Federal Reserve Board. The federal and state regulatory systems are intended primarily for the protection of bank depositors, the FDIC deposit insurance fund (the "DIF") and the banking system as a whole and not for the benefit of shareholders.

Legislation and Regulatory Developments

Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. The following paragraph summarizes certain of the laws and regulations that apply to the Company and the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on the Company or the Bank, nor do they purport to identify every statute and regulation that may apply to the Company and the Bank.

From time to time, federal and state legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. For example, the implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2016 as federal banking agencies implemented additional requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"). State and federal bank regulatory agencies continue to adopt other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system.

Regulatory Enforcement Authority

If the FDIC determines that a bank's financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of its operations are unsatisfactory, or that it or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to: enjoin "unsafe or unsound" practices; require affirmative action to correct any conditions resulting from any violation or practice; issue an administrative order that can be judicially enforced; direct an increase in capital; restrict growth; assess civil monetary penalties; remove officers and directors; institute a receivership; and, ultimately terminate the bank's deposit insurance, which would result in a revocation of its charter. The DBO separately holds many of the same remedial powers.

In the exercise of their supervisory and examination authority, the federal and state bank regulatory agencies have recently emphasized corporate governance, capital planning and stress testing, liquidity management, enterprise risk management and other board responsibilities, anti-money laundering compliance, information technology adequacy, cyber security preparedness, vendor management and fair lending and other consumer compliance obligations.

Until November 29, 2016, the Bank was subject to a Consent Order (the "BSA Consent Order") dated November 5, 2014 issued by the FDIC and the DBO relating to identified deficiencies in the Bank's centralized Bank Secrecy Act and anti-money laundering compliance program. The FDIC and the DBO terminated the BSA Consent Order on November 29, 2016.

Capital Adequacy Requirements

Bank holding companies and banks are subject to regulatory capital requirements administered by their state and federal banking agencies. Federal banking agencies adopted new capital rules (the "New Capital Rules") that generally became effective in 2015, but many elements are being phased in over multiple years. The New Capital Rules replace previous risk-based and leverage capital requirements for banking organizations and were adopted to meet requirements of the Dodd-Frank Act and to implement the international Basel Committee on Banking Supervision Basel III agreements. The risk-based capital guidelines for bank holding companies and banks and, additionally for banks, prompt corrective action regulations (see "Item 1. Business – Prompt Corrective Action Provisions"), require capital ratios that vary based on the perceived degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors.

Many of the requirements in the New Capital Rules and other regulations and rules apply only to larger or internationally active institutions and not to institutions with less than $10 billion of assets, which currently includes the Company and the Bank. These requirements include required annual stress tests for institutions with $10 billion or more of assets with reporting requirements and Enhanced Prudential Standards, Comprehensive Capital Analysis and Review requirements; capital plan and Resolution Plan or living will submissions, an additional countercyclical capital buffer, a supplementary leverage ratio and the Liquidity Coverage Ratio rule requiring sufficient high-quality liquid assets which may apply to institutions with $50 billion or more or $250 billion or more assets or which may be identified as Global Systemically Important Banking Institutions.

The New Capital Rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that require banking organizations to maintain a new minimum "common equity Tier 1" ratio of 4.5%, a Tier 1 capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The effective date of these requirements for the Company and the Bank was January 1, 2015.

In addition, a capital conservation buffer of 2.5% above each of these levels (that is being phased in over three years, which began at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017, and which will be increased by 0.625% on each of January 1, 2018 and January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the New Capital Rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. At December 31, 2016, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed "well capitalized" for regulatory purposes.

In addition, the New Capital Rules include changes in the permitted composition of Tier 1 capital to exclude trust preferred securities subject to certain grandfathering exceptions for organizations like the Company which had less than $15 billion in assets as of December 31, 2009, limitations on the amount of mortgage servicing rights and deferred tax assets permitted to be included in Tier 1 capital, and the required inclusion of unrealized gains and losses on available for sale debt and equity securities unless the organization opts out of including such unrealized gains and losses. The Company and the Bank made this opt out election.

While the New Capital Rules set higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the New Capital Rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital. Please also see "Capital" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for disclosure concerning the Company's and Bank's regulatory capital ratios.

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

Dividends

Under California law, a California corporation such as the Company may make a distribution to its shareholders to the extent that either the corporation's retained earnings meet or exceed the amount of the proposed distribution or the value of the corporation's assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met. It is the Federal Reserve Board's policy, however, that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. It is also the Federal Reserve Board's policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. The Federal Reserve Board also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Bank is a legal entity that is separate and distinct from its holding company. The Company depends on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management's assessment of future capital requirements, contractual restrictions, and other factors. The New Capital Rules restrict dividend payments by the Bank to the Company if the capital conservation buffer is not achieved.

California law limits the ability of the Bank to pay cash dividends to the Company to the lesser of the Bank's retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). If the Bank is unable to pay cash dividends under this test, the Bank may pay cash dividends with the prior approval of the DBO, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

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

The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank is generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. Any future increases in FDIC insurance premiums may have a material and adverse effect on the Bank's earnings and could have a material adverse effect on the value of, or market for, the Company's common stock.

The Dodd-Frank Act revised the FDIC's DIF management authority by setting requirements for the DIF's reserve ratio and redefining the assessment base used to calculate banks' quarterly assessments. In 2016, the FDIC adopted a rule increasing the DIF's minimum reserve ratio to 1.35% by September 30, 2020, as required by the Dodd-Frank Act. As required by the Dodd-Frank Act, the cost of increasing the DIF's reserve ratio from 1.15% to 1.35% will be borne by depository institutions with total consolidated assets of $10 billion or more.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including, but not limited to, the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the Community Reinvestment Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws, including the Telephone Consumer Protection Act, CAN-SPAM Act. Noncompliance with any of these laws could subject the Bank to compliance enforcement actions as well as lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Company and the Bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

CFPB

The Dodd Frank Act created the Consumer Finance Protection Bureau ("CFPB") as an independent entity within the Federal Reserve Board with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home equity loans and credit cards. The CFPB's functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks. Those with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets will continue to be examined for compliance by their primary federal banking agency.

Bank Holding Company and Bank Regulation

The Company and the Bank are subject to a wide range of other requirements and restrictions contained in both federal and state banking laws, including the following:

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

    •
    The Community Reinvestment Act (the "CRA").  The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income neighborhoods and individuals. If the Company or the Bank fails to adequately serve their communities, penalties may be imposed, including denials of applications for branches, to add subsidiaries and affiliates, or to merge with or purchase other financial institutions. In its last reported examination by the FDIC in 2015, the Bank received a CRA rating of "Satisfactory."

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

    •
    The Volcker Rule.  The "Volcker Rule," which was adopted as part of the Dodd-Frank Act, prohibits bank holding companies, banks and their affiliated companies from engaging in short-term proprietary trading of certain securities and commodity futures for their own account. The Volcker Rule also limits banking entities' investments in, and other relationships with, hedge funds and private equity funds, although the Federal Reserve Board has extended the conformance period for certain existing investments to July 2017. The Company and the Bank held no investment positions or fund relationships at December 31, 2016 which were subject to the final rule and have controls in place to ensure compliance with the Volcker Rule going forward.

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

Securities Laws and Corporate Governance

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Capital Market, the Company is also subject to NASDAQ's continuing listing standards for listed companies.

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

In addition, a large portion of the loan portfolio is collateralized by real estate that is subject to risks related to acts of nature, including drought, earthquakes, floods, landslides and fires. To the extent that these events occur, they may cause uninsured damage and other loss of value to real estate that secures these loans, which may also materially and adversely impact our financial condition and results of operations.

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

We have a high concentration in commercial real estate ("CRE") loans. CRE loans are defined as construction, land development, other land loans such as farmland, loans secured by multi-family (5 or more units) residential properties and loans secured by non-farm, non-residential properties. Following this definition, approximately 64.9% of our gross loans can be classified as CRE lending as of December 31, 2016. CRE loans generally involve a higher degree of credit risk than certain other types of lending due to, among other things, the generally large amounts loaned to individual borrowers. Losses incurred on loans to a small number of these borrowers could have a material and adverse impact on our operating results and financial condition. In addition, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be adversely affected by general economic conditions, which may result in non-performance by certain borrowers.

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

Our financial performance and profitability depend on our ability to execute our corporate strategies. Each year, our board of directors approves our long-term strategic plan and annual operating budget. Our near-term business strategy includes pursuing organic growth within our geographic footprint within the markets we currently serve. Our failure to achieve organic loan and deposit growth in our current market area may adversely impact our near-term financial performance goals. Other factors that may adversely affect our ability to attain our long-term financial performance goals include an inability to control non-interest expense, including, but not limited to, rising employee compensation, regulatory compliance and healthcare costs, limitations imposed on us through regulatory actions, and our inability to increase net interest income due to a continued low interest rate environment as well as competitive pressures within our primary market area.

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

Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, computer viruses, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyberattacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in the past year, several large corporations, including retail companies, have suffered major data breaches, where in some cases, exposing sensitive financial and other personal information of their clients and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with the Bank.

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

To date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature and growth of these threats, our plans to continue to implement and increase Internet and mobile banking to meet customer demand, and the current economic and political environment. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

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

Further, the Company may be affected by data breaches at retailers and other third parties who participate in data interchanges with us and our customers that involve the theft of customer credit and debit card data, which may include the theft of the Company's debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in us incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on the Company's results of operations or financial condition.

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

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The Central Coast of California is subject to earthquakes, droughts, fires, floods and landslides. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities. The local market that the Company serves is also currently facing drought conditions which could not only impact the largest industry in our market footprint, agriculture, but could have rippling effects on other industries, including hospitality. The occurrence of any such event could have a material and adverse effect on our business, financial condition and results of operations.

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

Because the market price of PPBI common stock will fluctuate, the Company's shareholders cannot be sure of the exact value of the consideration they will receive in the Corporate Merger.

Upon the effective time of the Corporate Merger, each share of Company common stock will be cancelled and converted into the right to receive the merger consideration, consisting of shares of PPBI common stock pursuant to the terms of the Merger Agreement. The value of the merger consideration to be received by Company shareholders will be based on an exchange ratio, which is fixed at 0.3471 shares of PPBI common stock for each share of Company common stock. Because the price of PPBI common stock could fluctuate during the period of time between the Company special meeting and the time the Company's shareholders actually receive their shares of PPBI common stock as merger consideration, the Company's shareholders will be subject to the risk of a decline in the price of PPBI common stock during this period. The Company does not have the right to terminate the Merger Agreement or to re-solicit the vote of its shareholders solely because of changes in the market prices of PPBI common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the values and perceptions of financial services stocks generally and PPBI in particular, changes in PPBI's business, operations and prospects and regulatory considerations. Many of these factors are beyond PPBI's control. Accordingly, at the time of the Company special meeting, the Company's shareholders will not know or be able to calculate the exact value of the shares of PPBI common stock they will receive upon completion of the Corporate Merger.

Directors and officers of the Company have some interests in the Announced Transaction that are in addition to or different than the interests of the Company's shareholders.

The Company's directors and officers have interests in the Announced Transaction as individuals that are in addition to, or different from, their interests as shareholders of the Company, which are:

    •
    The Company's directors and officers will receive, upon consummation of the Announced Transaction, options to acquire PPBI common stock in substitution of their Company options; in addition, directors and officers of the Company or its subsidiaries who will be retained by PPBI or its subsidiaries following the consummation of the Announced Transaction, will receive, upon consummation of the Announced Transaction, restricted shares of PPBI common stock in substitution of their Company restricted stock, and restricted stock units of PPBI in substitution of their Company restricted stock units; directors and officers of the Company and its subsidiaries who will not be retained by PPBI or its subsidiaries following the consummation of the Announced Transaction will have the vesting of their Company stock options, Company restricted stock and Company restricted stock units accelerated and (i) the Company restricted stock shall be converted into the right to receive the merger consideration and (ii) the cash-settled Company restricted stock units shall be converted into the right to receive cash; officers of the Company, whether or not retained, holding performance-based Company restricted stock units will receive cash for such awards;

    •
    The agreement of PPBI to honor indemnification obligations of the Company for a period of six (6) years, as well as to purchase liability insurance for the Company's directors and officers for six (6) years following the merger, subject to the terms of the Merger Agreement;

    •
    Cash payments to certain officers of the Company in the aggregate amount of approximately $4.75 million, on a pre-tax basis, pursuant to the terms of their respective employment-related agreements with the Company;

    •
    The appointment of Simone Lagomarsino, the President and Chief Executive Officer of the Company and Heritage Oaks Bank, Michael Morris, the Chairman of the Board of the Company and Heritage Oaks Bank, and Michael Pfau, the Vice Chairman of the Board of the Company and Heritage Oaks Bank, to serve on the boards of directors of PPBI and Pacific Premier Bank effective upon completion of the merger;

    •
    Robert Osterbauer, Executive Vice President and commercial banking division Manager, North and Agribusiness Lending, with Heritage Oaks Bank, and Brooks Wise, Executive Vice President and commercial banking division Manager, South, with Heritage Oaks Bank, have entered into employment agreements with Pacific Premier Bank, which will each be effective upon the closing of the Corporate Merger, which provide compensation to those individuals for continued provision of services to, or employment with, Pacific Premier Bank following the Bank Merger; and

    •
    Effective as of the closing of the Corporate Merger, PPBI will establish a Community Advisory Board for the Central Coast Region, which shall be comprised of all members of the Company's board of directors as of the closing of the Corporate Merger who are willing to so serve and no additional compensation will paid for service on the Community Advisory Board.

The Company and PPBI boards of directors were aware of these interests and considered them, among other things, in their approval of the Merger Agreement and the transactions contemplated by the Merger Agreement.

The termination fee and the restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire the Company.

Until the completion of the Corporate Merger, with some limited exceptions, the Company is prohibited from soliciting, initiating, encouraging or participating in any discussion of or otherwise considering any inquiries or proposals that may lead to an acquisition proposal, such as a merger or other business combination transaction, with any person other than PPBI. In addition, the Company has agreed to pay a termination fee to PPBI in specified circumstances. These provisions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company's shareholders than PPBI has offered in the Announced Transaction. The payment of the termination fee could also have a material adverse effect on the Company's financial condition.

PPBI may fail to realize the anticipated benefits of the Announced Transaction.

The success of the Announced Transaction will depend on, among other things, PPBI's ability to realize the anticipated revenue enhancements and efficiencies and to combine the businesses of PPBI and the Company in a manner that does not materially disrupt the existing customer relationships of the Company or result in decreased revenues resulting from any loss of customers and that permits growth opportunities to occur. If PPBI is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

PPBI and the Company have operated and, until the completion of the Announced Transaction, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect PPBI's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Announced Transaction. Integration efforts between the two companies could also divert management attention and resources. These integration matters could have an adverse effect on each of PPBI and the Company during the transition period and on the combined company following completion of the merger.

The market price of PPBI common stock after the Announced Transaction may be affected by factors different from those affecting the shares of the Company or PPBI currently.

Upon completion of the Corporate Merger, holders of Company common stock will become holders of PPBI common stock. PPBI's business differs from that of the Company, and, accordingly, the financial condition and results of operations of the combined company and the market price of PPBI common stock after the completion of the Announced Transaction may be affected by factors different from those currently affecting the financial condition and results of operations of the Company or PPBI on a standalone basis.

The fairness opinion received by PPBI's board of directors from its financial advisor, D.A. Davidson, and the fairness opinion received by the Company's board of directors from the Company's financial advisor, Sandler O'Neill, will not be updated to reflect any changes since the date of such opinions.

Changes in the operations and prospects of PPBI or the Company, general market and economic conditions and other factors that may be beyond the control of PPBI and/or the Company may alter the value of PPBI or the Company or the market price for shares of PPBI common stock or Company common stock by the time the Announced Transaction is completed. Neither the fairness opinion delivered by D.A. Davidson to the PPBI board of directors nor the fairness opinion delivered by Sandler O'Neill to the Company board of directors speaks as of any date other than the date of such opinion, which was December 12, 2016 in the case of D.A. Davidson's opinion, and December 11, 2016 in the case of Sandler O'Neill's opinion. The Merger Agreement does not require that either D.A. Davidson's or Sandler O'Neill's fairness opinion be updated as a condition to the completion of the Announced Transaction, and neither PPBI nor the Company intends to request that the respective fairness opinions be updated.

The Announced Transaction is subject to the receipt of approvals or waivers from regulatory authorities that may impose conditions that could have an adverse effect on PPBI.

Before the Announced Transaction can be completed, various approvals or waivers must be obtained from bank regulatory authorities. Regulatory approval or waivers are not guaranteed and even if granted, the bank regulatory authorities may impose conditions on the completion of the Announced Transaction or require changes to the terms of the Merger Agreement. Although PPBI and the Company do not currently expect that any such conditions or changes will be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger, imposing additional costs on, or limiting the revenues of PPBI following the merger or causing the Announced Transaction between PPBI and HEOP to terminate.

The Announced Transaction cannot be completed unless the PPBI shareholders approve the issuance of PPBI common stock in the merger and the Company's shareholders approve the Merger Agreement.

In order for the Announced Transaction to be completed, the PPBI shareholders must approve the issuance of PPBI common stock in the Announced Transaction and the Company shareholders must approve the Merger Agreement and the other transactions contemplated by the Merger Agreement. While a vote of PPBI's shareholders is not required to approve the Announced Transaction, the approval of PPBI's shareholders is required under applicable NASDAQ rules in order for PPBI to be authorized to issue the shares of PPBI common stock to the Company's shareholders as the merger consideration. Approval of the issuance of PPBI common stock to the Company stockholders under NASDAQ rules requires approval of at least a majority of the total votes cast at the PPBI special meeting. The approval of the Merger Agreement by the Company's shareholders requires the affirmative vote of the holders of a majority of the outstanding shares of Company common stock. If either or both of these required votes is not obtained from the shareholders of each of the respective companies, the merger may not be consummated.

The Announced Transaction is subject to certain closing conditions that, if not satisfied or waived, will result in the Announced Transaction not being completed, which may cause the prices of PPBI common stock and the Company's common stock to decline.

Consummation of the Announced Transaction is subject to customary conditions to closing in addition to the receipt of the required regulatory approvals and approval of the Company's shareholders of the Merger Agreement and the approval of PPBI's shareholders of the issuance of PPBI common stock in connection with the Announced Transaction. If any condition to the Announced Transaction is not satisfied or waived, to the extent permitted by law, the Announced Transaction will not be completed. In addition, PPBI and the Company may terminate the Merger Agreement under certain circumstances even if the Merger Agreement is approved by the Company's shareholders and the issuance of PPBI common stock in connection with the Announced Transaction is approved by PPBI's shareholders, including if the merger has not been completed on or before August 30, 2017. If the merger is not completed, the respective trading prices of PPBI common stock and Company common stock on the NASDAQ Global Stock Market may decline to the extent that the current prices reflect a market assumption that the Announced Transaction will be completed. In addition, neither company would realize any of the expected benefits of having completed the Announced Transaction.

The unaudited condensed pro forma combined financial data included in the joint proxy statement/prospectus are presented for illustrative purposes only and may not be an indication of the combined company's financial condition or results of operations following the Announced Transaction.

The unaudited condensed pro forma combined financial data contained in the joint proxy statement/prospectus are presented for illustrative purposes only, are based on various adjustments, assumptions and preliminary estimates and may not be an indication of the combined company's financial condition or results of operations following the Announced Transaction for several reasons. The actual financial condition and results of operations of the combined company following the Merger may not be consistent with, or evident from, these unaudited pro forma condensed combined financial data. In addition, the assumptions used in preparing the unaudited pro forma condensed combined financial data may not prove to be accurate, and other factors may affect the combined company's financial condition or results of operations following the merger. Any potential decline in the combined company's financial condition or results of operations may cause significant variations in the stock price of the combined company.

The shares of PPBI common stock to be received by Company shareholders as a result of the Announced Transaction will have different rights than shares of the Company's common stock.

Upon completion of the Announced Transaction, the Company's shareholders will become PPBI shareholders and their rights as shareholders will be governed by the PPBI amended and restated certificate of incorporation, the PPBI amended and restated bylaws and Delaware General Corporation Law. The rights associated with Company common stock are different from the rights associated with PPBI common stock.

We will be subject to contractual restrictions and business uncertainties while the merger with PPBI is pending.

Although there is no assurance as to the exact timing, the merger currently is expected to close at the end of the first quarter of 2017 or early in the second quarter of 2017. The Merger Agreement requires us to operate in the ordinary course of business pending the Merger's completion, but restricts us from certain activities, including making acquisitions or opening of new branches, divestitures, issuance of securities and other customary restrictions without PPBI's consent. These restrictions may limit or prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger, and which we might pursue absent the Merger Agreement.

Uncertainty about the effects of the merger, including branch consolidation and any divestitures that may be required, on our employees and customers may have an adverse effect on us. Certain employees may experience uncertainty about their future roles. These uncertainties may make it more difficult for us to attract, retain and motivate key personnel until the merger is completed, and could cause our customers and others that deal with us to consider changing existing business relationships with us. It is not unusual for competitors to use mergers as an opportunity to seek the merging parties' customers and to hire certain of their staffs. If key employees depart the Corporation or the Bank in light of uncertainty over the merger or our integration efforts with PPBI, our business could be adversely affected.

Termination of the Merger Agreement could negatively affect us.

If, for any reason, the Merger Agreement is terminated, our business may be adversely affected as a result of not pursuing other beneficial opportunities prior to such termination and our management focus on completing the merger. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, we may not be able to find a party willing to offer equivalent or more attractive consideration than the consideration PPBI has agreed to provide in the merger, especially if the termination fee of $15.0 million becomes payable as a result. See also "Failure to successfully execute our strategic plan may adversely affect our performance."

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company's headquarters are located at 1222 Vine Street in Paso Robles, California. As of December 31, 2016, the Bank operates 12 branches within the Counties of San Luis Obispo and Santa Barbara. The Bank currently owns its headquarters and eight of its branches and leases the remaining branches and administrative facilities from various parties. The Bank also leases one location in Ventura County where it operates a loan production office. The Company believes its facilities are adequate for its present needs. The Company believes that the insurance coverage on all properties is adequate for its present needs. Most of the Company's leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

Item 3.   Legal Proceedings

Merger litigation

On February 16, 2017, Robert Garfield, a purported shareholder of the Company, filed a complaint seeking class action status in the Superior Court of the State of California, County of San Luis Obispo, against the Company, each of its directors and PPBI, entitled Robert Garfield vs. Heritage Oaks Bancorp, et. al. (Case No. 17cv0097). The complaint alleges, among other things, that the Company's directors breached their fiduciary duties with regard to the proposed merger. Among other things, the complaint seeks class action status, a court order enjoining the Company and its directors from proceeding with or consummating the merger, disclosure of all material information to the Company's shareholders, compensatory or recessionary damages and the payment of attorneys' and experts' fees. The Company believes that it has defenses to all of the claims and requested relief. The Company is unable to state whether the likelihood of an unfavorable outcome of the dispute is probable or remote. The Company is also unable to provide an estimate of the range or amount of potential loss (if the outcome should be unfavorable). The Company intends to defend this lawsuit vigorously.

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

Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock trades on the NASDAQ Capital Market under the symbol "HEOP." As of February 23, 2017, there were approximately 2,860 holders of record of the Company's common stock. The following table summarizes those trades of the Company's Common Stock on NASDAQ, setting forth the high and low sales prices for each quarterly period ended since January 1, 2015, as well as per share amount of dividends declared on the Company's common stock:

	Stock Price
			Dividends Declared
	High	Low
Quarters Ended
December 31, 2016	$12.64	$7.90	$0.06
September 30, 2016	$8.50	$7.56	$0.06
June 30, 2016	$8.49	$7.50	$0.06
March 31, 2016	$8.03	$6.95	$0.06
December 31, 2015	$9.25	$7.51	$0.06
September 30, 2015	$8.46	$7.36	$0.06
June 30, 2015	$8.80	$7.44	$0.06
March 31, 2015	$8.92	$7.50	$0.05

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

Repurchase of Common Stock

On July 22, 2016, the Company announced it had amended its previously announced program for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18. Under the amended program, repurchase activity was set to commence on August 6, 2016 and continue until February 8, 2017, the program's new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company's common stock in addition to what has already been purchased under the program, as well as under certain other circumstances as set forth in the amended program. The Company has no obligation to repurchase any shares under this program, and may suspend or discontinue it at any time. All shares repurchased as part of the repurchase program will be cancelled, and therefore no longer available for reissuance.

For the year ended December 31, 2016, the Company repurchased and cancelled 226,170 shares of its common stock at an aggregate cost of $1.6 million, or $7.23 per share. The Company made no repurchases of its common stock during the three months ended December 31, 2016.

In connection with the announcement of the Announced Transaction between the Company and PPBI, as discussed in "Recent Developments" of Item 1. Business included in this Annual Report on Form 10-K, the Company's stock repurchase plan as discussed above, automatically terminated pursuant to its terms.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at December 31, 2016, with respect to shares of Company common stock that may be issued under the Company's existing equity compensation plans:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance
Plan Category
Equity compensation plans approved by security holders	796,915	(1)	$7.19	1,812,124	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
(1)
Under the 2015 Equity Incentive Plan, the Company is authorized to issue restricted stock awards and restricted stock units. Outstanding restricted stock awards and restricted stock units are not included in the table above. At December 31, 2016, there were 188,519 shares of restricted stock awards issued and outstanding with a weighted average grant date fair value of $7.59 per share and 115,207 restricted stock units outstanding. Restricted stock units consist of 36,716 performance based restricted stock units with a weighted average grant date fair value of $7.56 per share that settle in shares of the Company's common stock, and 78,491 restricted stock units that settle in cash and are classified and accounted for as a liability. See also Note 13. Share-based Compensation Plans, of the consolidated financial statements filed on this Form 10-K for more information on the Company's equity compensation plans.
(2)
Includes securities available for issuance: including stock options, restricted stock awards, and restricted stock units.

Stock Performance

Please see "Stock Performance" of "Compensation Discussion and Analysis" under Part III, Item 11. Executive Compensation, of this Form 10-K for a comparison of the Company's common stock performance over the last five years.

Item 6.   Selected Financial Data

The following table provides selected financial data for the past five years. The following should be read in conjunction with the consolidated financial statements and the notes thereto, which are included in this report.

	At or For The Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Consolidated Income Data:
Interest income	$71,347	$68,090	$64,088	$45,393	$46,321
Interest expense	5,737	5,831	5,157	3,867	3,818

Net interest income	65,610	62,259	58,931	41,526	42,503
(Reversal of) provision for loan and lease losses	(1,500)	–	–	–	7,681

Net interest income after (reversal of) provision for loan and lease losses	67,110	62,259	58,931	41,526	34,822
Non-interest income	12,214	10,139	9,575	12,875	12,548
Non-interest expense	51,314	48,167	54,792	36,563	36,131

Income before income tax expense	28,010	24,231	13,714	17,838	11,239
Income tax expense	11,077	8,882	4,749	6,997	(1,798)

Net income	$16,933	$15,349	$8,965	$10,841	$13,037

Dividends and accretion on preferred stock	–	70	168	898	1,470

Net income available to common shareholders	$16,933	$15,279	$8,797	$9,943	$11,567

Share Data:
Earnings per common share – basic	$0.49	$0.45	$0.27	$0.38	$0.44
Earnings per common share – diluted	$0.49	$0.44	$0.27	$0.37	$0.44
Dividends declared per common share	$0.24	$0.23	$0.08	$–	$–
Dividend payout ratio	48.52%	51.15%	30.59%	0.00%	0.00%
Common book value per share	$6.20	$6.01	$5.81	$4.84	$4.78
Tangible common book value per share	$5.38	$5.16	$4.92	$4.34	$4.27
Actual shares outstanding at end of period	34,345,073	34,353,014	33,905,060	25,397,780	25,307,110
Weighted average shares outstanding – basic	34,051,171	34,129,930	32,567,137	26,341,592	26,271,000
Weighted average shares outstanding – diluted	34,187,521	34,274,902	32,712,983	26,542,689	26,401,870
Selected Consolidated Balance Sheet Data:
Total cash and cash equivalents	$50,874	$69,923	$35,580	$26,238	$34,116
Total investments and other securities	$458,817	$450,935	$355,580	$276,795	$287,682
Total gross loans held for investment	$1,385,462	$1,247,280	$1,193,483	$827,484	$689,608
Allowance for loan and lease losses	$(17,237)	$(17,452)	$(16,802)	$(17,859)	$(18,118)
Total assets	$2,024,890	$1,899,739	$1,710,127	$1,203,651	$1,097,532
Total deposits	$1,683,895	$1,564,961	$1,394,804	$973,895	$870,870
Federal Home Loan Bank borrowings	$107,500	$103,521	$95,558	$88,500	$66,500
Junior subordinated debentures	$10,612	$10,438	$13,233	$8,248	$8,248
Total shareholders' equity	$212,850	$206,434	$197,940	$126,427	$145,529
Average assets	$1,952,512	$1,815,397	$1,609,705	$1,119,334	$1,024,961
Average earning assets	$1,822,385	$1,680,843	$1,483,393	$1,031,578	$953,815
Average shareholders' equity	$212,442	$203,321	$182,186	$137,807	$137,392
Selected Financial Ratios:
Return on average assets	0.87%	0.85%	0.56%	0.97%	1.27%
Return on average equity	7.97%	7.55%	4.92%	7.87%	9.49%
Return on average tangible common equity	9.22%	8.83%	5.84%	9.04%	11.55%
Net interest margin (1)	3.60%	3.70%	3.97%	4.03%	4.46%
Efficiency ratio (2)	65.09%	66.15%	78.92%	71.29%	67.88%
Non-interest expense to average assets	2.63%	2.65%	3.40%	3.27%	3.53%
Capital Ratios:
Average equity to average assets	10.88%	11.20%	11.32%	12.31%	13.40%
Common Equity Tier 1 Capital ratio	12.16%	12.61%	N/A	N/A	N/A
Leverage ratio	9.88%	9.90%	10.22%	10.20%	12.32%
Tier 1 Risk-Based Capital ratio	12.71%	13.01%	13.13%	12.91%	15.55%
Total Risk-Based Capital ratio	13.87%	14.26%	14.38%	14.17%	16.81%
Selected Asset Quality Ratios:
Non-performing loans to total gross loans (3)	0.49%	0.63%	0.88%	1.22%	2.51%
Non-performing assets to total assets (4)	0.34%	0.43%	0.62%	0.84%	1.58%
Allowance for loan and lease losses to total gross loans	1.24%	1.40%	1.41%	2.16%	2.63%
Net recoveries (charge-offs) to average loans	0.10%	0.05%	–0.10%	–0.03%	–1.32%
(1)
Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2)
The efficiency ratio is defined as total non-interest expense as a percentage of the combined: net interest income, non-interest income, excluding gains and losses on the sale of securities, gains and losses on the sale of other real estate owned ("OREO"), OREO related costs, gains and losses on the sale of fixed assets, and amortization of intangible assets.
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

Heritage Oaks Bancorp ("Bancorp") is a California corporation organized in 1994, and is registered as a bank holding company for Heritage Oaks Bank (the "Bank"), which opened for business in 1983. The Bank, which is the Company's sole operating subsidiary, operates within San Luis Obispo, Santa Barbara and Ventura Counties. As of December 31, 2016, the Bank operated two branch offices each in Paso Robles, and San Luis Obispo; single branch offices in Atascadero, Templeton, Cambria, Morro Bay, Arroyo Grande, Santa Maria, Goleta and Santa Barbara; as well as a single loan production office in Ventura/Oxnard.

The principal business of the Bank consists of attracting deposits and investing those funds primarily in commercial real estate and commercial business loans, operating and real estate procurement loans for agricultural businesses, multi-family residential property loans and a variety of consumer loans. The Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include checking accounts, savings accounts, money market deposits, and certificates of deposit. The Bank solicits deposits primarily in its market area, and periodically accepts brokered deposits.

Other than holding all of the issued and outstanding shares of the Bank, the Bancorp conducts no significant activities. As a bank holding company, the Bancorp generally is prohibited from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or regulation or order of the Federal Reserve Board, have been identified as activities closely related to the business of banking or managing or controlling banks. In October 2006, the Company formed Heritage Oaks Capital Trust II. This trust is a statutory business trust formed under the laws of the State of Delaware and is a wholly-owned, non-financial, non-consolidated subsidiary of the Company, the sole purpose of which is to issue trust preferred securities. In conjunction with the acquisition of Mission Community Bancorp in February 2014, the Company assumed two additional trusts: Mission Community Capital Trust I, and Santa Lucia Bancorp (CA) Capital Trust, both of which are statutory business trusts formed under the laws of the State of Delaware, the sole purpose of which is to issue trust preferred securities.

On February 28, 2014, the Company completed the acquisition of Mission Community Bancorp and its subsidiary Mission Community Bank (collectively "MISN," or the "MISN Transaction"). The total value of the transaction was $69.0 million, which was comprised of cash of $8.7 million and 7,541,326 shares of the Company's common stock valued at $60.3 million. The operating results of MISN are included in the Company's operating results beginning on March 1, 2014. Please also refer to Note 3. Business Combination, of the consolidated financial statements filed on this Form 10-K.

Merger Agreement

On December 12, 2016, the Company and Pacific Premier Bancorp, Inc., a Delaware corporation ("PPBI"), entered into an Agreement and Plan of Reorganization (the "Merger Agreement") pursuant to which the Company will be merged with and into PPBI, with PPBI surviving (the "Corporate Merger"), immediately followed by the merger of Heritage Oaks Bank with and into Pacific Premier Bank, the wholly-owned bank subsidiary of PPBI ("Pacific Premier"), with Pacific Premier surviving (the "Bank Merger"). The Corporate Merger and Bank Merger are collectively referred to in this Annual Report on Form 10-K as the "Announced Transaction." The consideration paid to shareholders of the Company will consist of whole shares of PPBI common stock, and cash in lieu of fractional shares of PPBI common stock. Upon consummation of the Corporate Merger, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the merger will be cancelled and converted into the right to receive 0.3471 shares of PPBI common stock.

The Merger agreement contains customary representations and warranties from the Company to PPBI, which are qualified by the confidential disclosures provided by the Company to PPBI, and customary representations and warranties from PPBI to the Company.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which has been previously filed with the SEC on Form 8-K dated December 13, 2016.

Termination of BSA/AML Consent Order

On November 29, 2016, the Bank announced the termination by the Federal Deposit Insurance Corporation ("FDIC") and California Department of Business Oversight ("DBO") of the BSA/AML Consent Order issued by the FDIC and DBO on November 5, 2014 relating to the Bank's Bank Secrecy Act compliance program.

Financial Highlights

The Company generated net income available to common shareholders of $16.9 million, or $0.49 per diluted common share, for the year ended December 31, 2016, as compared to net income available to common shareholders of $15.3 million, or $0.44 per diluted common share, for the year ended December 31, 2015 and $8.8 million, or $0.27 per diluted common share, for the year ended December 31, 2014.

Significant factors impacting the Company's net income for the year ending December 31, 2016 are discussed below. Please also refer to "Results of Operations" for a more detailed discussion concerning our operating results for the years ended December 31, 2016, 2015, and 2014.

    •
    Net Interest Income:  For the year ended December 31, 2016, net interest income was $65.6 million, or $3.3 million and 5.4% higher than the $62.3 million reported for the year ended December 31, 2015. The net interest margin was 3.60% for the year ended December 31, 2016, compared to 3.70% for the previous year. The increase in net interest income was due primarily to a $141.5 million increase in average interest earning assets, driven by a $111.3 million increase in average loan balances. The decline in the net interest margin can be attributed in large part to a decrease in the overall yield on the loan portfolio to 4.66% for the year ended December 31, 2016 from 4.95% for the year ended December 31, 2015, stemming from the prevailing low interest rate environment. For the year ended December 31, 2016 interest income and the yield on earning assets was $71.3 million and 3.92%, respectively, compared to $68.1 million and 4.05%, respectively for 2015. For the year ended December 31, 2016 interest expense was $5.7 million and the cost of funds was 0.33%, respectively, compared to interest expense of $5.8 million and the cost of funds of 0.36%, respectively for 2015.

    •
    Non-Interest Expense:   Non-interest expense increased by $3.1 million to $51.3 million for the year ended December 31, 2016, from $48.2 million for the year ended December 31, 2015. The increase in non-interest expense is primarily attributed to a $2.8 million increase in salaries and benefits costs, as well as a $0.9 million increase in merger related expenses associated with the Announced Acquisition of the Company by PPBI. Increased salaries and benefits costs can be attributed to higher base compensation, incentive plan expense, and mortgage commissions. Increases in non-interest expense were partially offset by a $0.9 million decrease in professional services expenses associated with the absence of higher legal costs recognized in 2015. The efficiency ratio for the year ended December 31, 2016 was 65.09% compared to 66.15% for the year ended December 31, 2015.

    •
    Provision for Loan and Lease Losses:  During the year ended December 31, 2016 the Company recorded a reversal of provision for loan and lease losses of $1.5 million. The reversal of provision for loan and lease losses during the year ended 2016 was attributable to continued improvement in loan credit quality metrics, including an overall decline in the level of non-performing loans, as well as net recoveries totaling $1.3 million during the year ended December 31, 2016. As of December 31, 2016, the allowance for loan and lease losses was $17.2 million, or 1.24% of total gross loans, compared to $17.5 million, or 1.40% of total gross loans at December 31, 2015. The allowance for loan and lease losses for acquired non-PCI and PCI loans was $0.1 million, or 0.10%, of total acquired loans, as of December 31, 2016.

    •
    Non-Interest Income:   Non-interest income increased $2.1 million to $12.2 million for the year ended December 31, 2016 from $10.1 million for the year ended December 31, 2015. The increase in non-interest income can be primarily attributed to $1.2 million in gains on derivative instruments associated with the "back-to-back" interest rate swap program implemented in 2016, as well as a $0.9 million increase in mortgage banking revenues. These and other increases in non-interest income were partially offset by the absence of gains on the extinguishment of debt totaling $0.6 million, primarily attributable to the partial redemption of $3.0 million in junior subordinated debentures which occurred in the third quarter of 2015.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially and adversely from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of purchase accounting adjustments related to the fair value of assets purchased and liabilities assumed through strategic acquisitions, the allowance for loan and lease losses, the valuation of real estate acquired through foreclosure, the carrying value of the Company's net deferred tax assets, and estimates used in the determination of the fair value of certain financial instruments.

Allowance for Loan and Lease Losses ("ALLL")

In connection with the determination of the specific credit component of the ALLL for impaired loans in the loan portfolio, generally management obtains independent appraisals at least once a year for significant properties. Although management uses all available information to recognize losses on impaired loans, future additions to the ALLL may be necessary based on changes in local economic conditions or other factors outside the Company's control.

As also discussed in Note 1. Summary of Significant Accounting Policies, of the consolidated financial statements filed on this Form 10-K, during the third quarter of 2015, the Company made a specific enhancement to its methodology for determining the general reserve component of ALLL. This enhancement related specifically to the methodology used to calculate the loss rates for loan risk grades within each loan type in the determination of the general reserve component of the ALLL. The enhanced methodology uses more granular loan level data to calculate loss rates for specific loan grades within each loan type, allowing for more detailed loan migration analysis, and the ability to determine average loss rates for each loan risk grade. Although the total general reserve allocation of the ALLL for each loan type and portfolio segment is still based on total average historical losses for their respective loan types, management believes the allocation of the ALLL to each loan risk grade, within each loan type and the evaluation of the loss emergence period has become more granular under this methodology enhancement. The implementation of the ALLL model enhancements did not result in a required increase or decrease in the balance of the ALLL, or a material impact to the overall allocation of the ALLL. The ALLL model enhancement has allowed the Company to apply more precision in determining loss rates for specific loan grades within each loan type.

The general portfolio allocation of the ALLL is determined by pooling loans by collateral type and purpose. These loans are then further segmented by an internal loan grading system that classifies the credit quality of loans as: pass, special mention, substandard and doubtful. Estimated loss rates are then applied to each segment according to loan grade to determine the amount of the general portfolio allocation. Estimated loss rates are determined through a migration analysis of historical loss rates for each segment of the loan portfolio based on the Company's prior experience with such loans. In addition, adjustments are made to historical loss factors based on a qualitative analysis of certain internal and external factors that may have either a positive or negative impact on the overall credit quality of the loan portfolio.

Loans and leases acquired through purchase or through a business combination, such as those acquired in the MISN Transaction in 2014, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value and therefore an ALLL is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition for evidence of deterioration in credit quality since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. Such loans are classified as purchased credit impaired ("PCI") loans while all other acquired loans are classified as non-PCI loans. PCI loans are accounted for under ASC 310-30, while all other acquired loans without evidence of deteriorated credit quality since their origination are not within the scope of ASC 310-30 ("non-PCI loans"). Should the Company's ALLL methodology indicate that the credit discount associated with acquired, non-PCI loans, is no longer sufficient to cover probable losses inherent in those loans, the Company establishes an ALLL for those loans through a charge to current period earnings through a provision for loan and lease losses.

The Company has elected to account for PCI loans at an individual loan level. The Company estimates the amount and timing of expected cash flows for each loan. The expected cash flows in excess of the loan's carrying value, which is fair value on the date of acquisition, is referred to as the accretable yield, and is recorded as interest income over the remaining expected life of the loan. The excess of the loan's contractual cash flows, including principal and interest, over the expected cash flows is referred to as the non-accretable difference, and is not recorded in the Company's consolidated financial statements. Quarterly, management performs an evaluation of expected future cash flows for PCI loans. If current expectations of future cash flows are less than management's previous expectations, other than due to decreases in interest rates and prepayment assumptions, an ALLL is established with a charge to current period earnings through a provision for loan and lease losses. If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company will first reduce any previously established ALLL, and then record an adjustment to interest income through a prospective increase in the accretable yield.

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

Realizability of Deferred Tax Assets

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse. If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized, a valuation allowance is established. See also Note 8. Income Taxes, of the consolidated financial statements filed on this Form 10-K.

Fair Value of Financial Instruments

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of observable pricing. Financial instruments with readily available, active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value of such instruments. Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the financial instrument, including but not limited to credit and duration profiles. See also Note 4. Fair Value of Assets and Liabilities, of the consolidated financial statements filed on this Form 10-K.

Non-GAAP Financial Measures

The tables below provide reconciliations of shareholders' equity (U.S. GAAP) to tangible common equity (non-U.S. GAAP). The Company uses tangible common equity in the determination of the performance measures: tangible common book value per share and return on tangible common equity. The Company believes that the presentation of tangible common book value per share and return on tangible common equity in this report provides useful measures for investors because they are widely used in the financial services industry to compare the relative market value and financial performance of one financial institution against another. Additionally, the Company believes the measure of return on tangible common equity is more representative of the return to the Company's shareholders relative to their investment in the Company.

The calculations of tangible common equity and average tangible common equity are intended to complement other measures defined by U.S. GAAP. Since U.S. GAAP does not include these measures, the Company believes there are no comparable U.S. GAAP financial measures to these calculations. Despite the importance of these measures to the Company, there are no standardized definitions for these measures and, as a result, the Company's calculations may not be comparable with other organizations. Additionally, there may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider all of the information in its consolidated financial statements and the notes thereto in their entirety and not to rely on a single financial measure.

	December 31, 2016	December 31, 2015
	(dollars in thousands, except per share data)
Period End Balances:
Total shareholders' equity	$212,850	$206,434
Less intangibles:
Goodwill	(24,885)	(24,885)
Other intangible assets	(3,354)	(4,298)

Tangible common equity (non-U.S. GAAP)	$184,611	$177,251

Outstanding shares	34,345,073	34,353,014
Tangible book value per share (non-U.S. GAAP) (1)	$5.38	$5.16
(1)
Determined by dividing tangible common equity by outstanding shares as of the end of the period.

	For The Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Average Balances:
Total shareholders' equity	$212,442	$203,321	$182,186
Less preferred stock	–	(446)	(3,548)
Less intangibles:
Goodwill	(24,885)	(24,885)	(22,902)
Other intangible assets	(3,830)	(4,873)	(5,170)

Tangible common equity (non-U.S. GAAP)	$183,727	$173,117	$150,566

Return on tangible common equity (non-U.S. GAAP) (1)	9.22%	8.83%	5.84%
(1)
Determined by dividing net income available to common shareholders by average tangible common equity.

Results of Operations

Net Interest Income and Margin

Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans, investments and other interest earning assets, and the interest paid on deposits and borrowings. The net interest margin ("NIM") is the amount of net interest income expressed as a percentage of average earning assets. Factors considered in the analysis of net interest income are the composition and volume of interest earning assets and interest bearing liabilities, the amount of non-interest bearing liabilities, non-accruing loans, and changes in market interest rates.

The table below presents average balance sheet information, interest income and expense, average yields / rates and net interest income and margin for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	Average Balance	Yield / Rate	Income/ Expense	Average Balance	Yield / Rate	Income/ Expense	Average Balance	Yield / Rate	Income/ Expense
	(dollars in thousands)
Interest Earning Assets
Loans (1) (2)	$1,314,935	4.66%	$61,275	$1,203,620	4.95%	$59,599	$1,072,133	5.24%	$56,145
Investment securities	452,629	1.97%	8,904	395,791	1.85%	7,311	350,120	2.07%	7,238
Interest earning deposits in other banks	45,082	0.32%	145	71,693	0.21%	152	52,039	0.17%	89
Other investments	9,739	10.50%	1,023	9,739	10.56%	1,028	9,101	6.77%	616

Total earning assets	1,822,385	3.92%	71,347	1,680,843	4.05%	68,090	1,483,393	4.32%	64,088
Allowance for loan and lease losses	(17,641)			(17,143)			(17,375)
Other assets	147,768			151,697			143,687

Total assets	$1,952,512			$1,815,397			$1,609,705

Interest Bearing Liabilities
Money market	$581,795	0.28%	$1,627	$512,825	0.27%	$1,404	$418,532	0.30%	$1,247
Time deposits	241,368	0.70%	1,701	263,553	0.75%	1,981	278,292	0.76%	2,115
Interest bearing demand	128,336	0.11%	136	119,166	0.11%	130	103,781	0.11%	114
Savings	112,396	0.10%	112	100,387	0.10%	100	93,593	0.10%	91

Total interest bearing deposits	1,063,895	0.34%	3,576	995,931	0.36%	3,615	894,198	0.40%	3,567
Federal Home Loan Bank borrowing	109,001	1.49%	1,629	90,174	1.86%	1,675	76,499	1.43%	1,091
Junior subordinated debentures	10,522	5.04%	530	12,164	4.45%	541	12,348	4.04%	499
Other borrowed funds	55	3.64%	2	8	0.90%	–	8	0.76%	–

Total borrowed funds	119,578	1.81%	2,161	102,346	2.17%	2,216	88,855	1.79%	1,590
Total interest bearing liabilities	1,183,473	0.48%	5,737	1,098,277	0.53%	5,831	983,053	0.52%	5,157
Non interest bearing demand	545,879			504,516			434,012

Total funding	1,729,352	0.33%	5,737	1,602,793	0.36%	5,831	1,417,065	0.36%	5,157
Other liabilities	10,718			9,283			10,454

Total liabilities	1,740,070			1,612,076			1,427,519

Shareholders' Equity
Total shareholders' equity	212,442			203,321			182,186

Total liabilities and shareholders' equity	$1,952,512			$1,815,397			$1,609,705

Net interest margin (3)		3.60%	$65,610		3.70%	$62,259		3.97%	$58,931

Interest rate spread		3.44%			3.52%			3.80%
Cost of deposits		0.22%			0.24%			0.27%

(1)
Non-accruing loans have been included in total loans.
(2)
Loan fees have been included in interest income.
(3)
Net interest margin represents net interest income as a percentage of average interest earning assets.

The volume and rate variances table below sets forth the dollar difference in interest earned and paid for each major category of interest earning assets and interest bearing liabilities for each of the years ended December 31, 2016 and 2015 and the amount of such change attributable to changes in average balances (volume) or changes in average yields and rates:

	For the Year Ended December 31, 2016
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Loans	$5,512	$(3,490)	$(346)	$1,676
Investment securities	1,050	475	68	1,593
Interest earning deposits in other banks	(56)	79	(30)	(7)
Other investments	–	(5)	–	(5)

Net increase (decrease)	6,506	(2,941)	(308)	3,257
Interest Expense
Money market	189	51	(17)	223
Time deposits	(167)	(132)	19	(280)
Interest bearing demand	10	–	(4)	6
Savings	12	–	–	12
Federal Home Loan Bank borrowing	350	(325)	(71)	(46)
Junior subordinated debentures	(73)	72	(10)	(11)
Other borrowed funds	–	–	2	2

Net increase (decrease)	321	(334)	(81)	(94)

Total net increase (decrease)	$6,185	$(2,607)	$(227)	$3,351

	For the Year Ended December 31, 2015
	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest Income
Loans	$6,886	$(3,109)	$(323)	$3,454
Investment securities	944	(770)	(101)	73
Interest earning deposits in other banks	34	21	8	63
Other investments	43	345	24	412

Net increase (decrease)	7,907	(3,513)	(392)	4,002
Interest Expense
Money market	281	(84)	(40)	157
Time deposits	(112)	(28)	6	(134)
Interest bearing demand	17	–	(1)	16
Savings	7	–	2	9
Federal Home Loan Bank borrowing	195	329	60	584
Junior subordinated debentures	(7)	51	(2)	42

Net increase	381	268	25	674

Total net increase (decrease)	$7,526	$(3,781)	$(417)	$3,328

Discussion of 2016 Compared to 2015

For the years ended December 31, 2016 and 2015, net interest income was $65.6 million and $62.3 million, respectively, and the NIM was 3.60% and 3.70%, respectively. The historically low interest rate environment continued to have an adverse impact on earning assets yields, and in particular, the overall yield on the loan portfolio during 2016, which was the primary driver behind the decline in the NIM during 2016. The 10-Year U.S. Treasury yield remained low throughout 2016, eventually falling below 1.40% during July 2016, and only began to rise back above 2.00% during November 2016. The impact of the low prevailing interest rate environment on our loan portfolio is that the loans that prepay or payoff have been at higher average yields than the yields generated from new loan originations, and renewals, resulting in a lower overall yield on the loan portfolio and contributing to the decline in the yield on earning assets and the NIM. During 2016, the yield of newly originated loans held for investment averaged 3.88% as compared to an average yield of 4.06% for the same period in 2015, while the yield on loan payoffs averaged 4.62% in 2016, as compared to 4.76% in 2015. During 2016, the Company originated approximately $42.5 million in new loans under its back-to-back interest rate swap program. While these loans are variable rate loans, which reprice with changes in short-term LIBOR rates, they were originated at a weighted average yield of approximately 2.85%, contributing to the lower overall yield on originated loans during 2016. As interest rates rise, it is anticipated yields on these loans will reset higher than their originated yields.

Average loan yields declined by 29 basis points to 4.66% for 2016, when compared to 4.95% for 2015. As previously mentioned, the historically low interest rate environment continued to have an adverse impact on loan yields during 2016 as yields on new loan originations and renewals have been lower than the yields on loans that prepaid during that same period.

Loan yields and the NIM have benefitted from discount accretion on loans acquired through the MISN Transaction in 2014, and this discount accretion has somewhat muted the impact of the historically low interest rate environment on our loan yields during 2016 and 2015. Total discount accretion from acquired loans was $2.2 million and $2.7 million during the years ended December 31, 2016 and 2015, respectively. Purchase discount accretion from acquired loans increased our loan yields by 17 basis points and 23 basis points during the years ended December 31, 2016 and 2015, respectively. The level of purchase discount accretion decreased during 2016 when compared to 2015 due to a slight decline in accelerated accretion resulting from payoffs of certain acquired loans, as well as lower scheduled accretion due to normal portfolio attrition in conjunction with payoffs experienced in prior periods. The impact of discount accretion on earning asset yields and the NIM was 12 basis points and 16 basis points for the years ended December 31, 2016 and 2015, respectively. The Company anticipates the amount of purchase discount accretion from acquired loans will continue to decline, absent any unscheduled loan payoffs, due to the decline in the amount of scheduled discount accretion attributable to the maturity of acquired loans.

The average yield on investment securities increased in 2016 to 1.97% from 1.85% for 2015. The increase in the average yield on investment securities during 2016 was driven in large part by the Federal Open Market Committee's decision to increase the federal funds rate by 0.25% in December 2015. This increase in the federal funds rate had a positive impact on floating rate investments in the securities portfolio, such as floating rate SBA securities, floating rate commercial mortgage backed securities, and floating rate agency mortgage backed securities; all of which realized higher coupon rates in 2016 given their ties to benchmark rates such as prime, LIBOR and short term treasury yields.

Our earnings are directly influenced by changes in interest rates. The Company is currently in a net asset sensitive position, and a large percentage of our interest sensitive assets and liabilities re-price with changes in interest rates. A significant portion of the variable rate loans in our loan portfolio have had their interest rates set to their respective contractual interest rate floors. To the extent that interest rates rise, the Company will not experience the benefit of rising interest rates until those rates rise above contractual interest rate floors. See Item 7A. Qualitative and Quantitative Disclosures About Market Risk included in this Annual Report on Form 10-K for further discussion of the Company's sensitivity to interest rate movements based on our current net asset sensitive profile, as well as the impacts of interest rate floors on the variable rate component of our loan portfolio.

Average interest earning assets for 2016 increased by $141.5 million, or 8.4%, compared to 2015. The increase in average earning assets was primarily driven by growth in the loan portfolio, as well as an increase in the investments portfolio and interest earning cash balances. This growth in average earning assets over the last year was funded primarily through increases in average core deposit balances, and increases in Federal Home Loan Bank of San Francisco ("FHLB") borrowings.

The average balance of interest bearing liabilities was $85.2 million, or 7.8% higher for the year ended December 31, 2016 as compared to the same period in 2015. The growth in average interest bearing liabilities over the last year was primarily the result of successful core deposit gathering activities, and to a lesser extent, an increase in FHLB borrowings.

The rate paid on interest bearing deposits declined by 2 basis points to 0.34% during the year ended December 31, 2016, as compared to the 0.36% for the year ended December 31, 2015. The overall cost of deposits was 0.22% for the year ended December 31, 2016, as compared to 0.24% for the same period in 2015. These declines are due in part to the historically low interest rate environment that has existed for the last several years, in conjunction with the Company's efforts to systematically lower the cost of deposits over this same time period. Although these efforts have contributed to a moderate decline in average time deposits, the overall deposit mix and cost of the deposit portfolio has improved as a result of these efforts. In addition to the favorable effects realized from these changes in our interest bearing deposits, average non-interest bearing demand deposit balances increased by $41.4 million, or 8.2%, to $545.9 million, for the year ended December 31, 2016 as compared to $504.5 million for the same period a year earlier.

Discussion of 2015 Compared to 2014

For the years ended December 31, 2015 and 2014, net interest income was $62.3 million and $58.9 million, respectively, and the NIM was 3.70% and 3.97%, respectively. The historically low interest rate environment had an adverse impact on earning assets yields, including, the overall yield on the loan portfolio, which was the primary driver behind the decrease in earning asset yields and the NIM in 2015 as compared to 2014. During 2015, the average yield on newly originated loans was 4.06% as compared to an average yield of 4.37% for the same period in 2014, while the yield on loan payoffs averaged 4.76% in 2015, as compared to 5.22% in 2014. Also contributing to the decline in the NIM were higher average balances of lower yielding assets such as interest earning cash balances, and investment securities during 2015. Higher balances of interest earning cash and investment securities resulted primarily from increases in core deposits, which outpaced loan growth in 2015. Slightly offsetting these negative pressures on our NIM, was an increase in the dividend rate paid by the FHLB on our investment in FHLB stock, in conjunction with a special dividend of $0.3 million paid in June 2015. This contributed to the significant increase in the yield on other investments in 2015.

Average loan yields declined by 29 basis points to 4.95% for 2015, when compared to 5.24% for 2014. As previously mentioned, the historically low interest rate environment continued to have an adverse impact on loan yields during 2015, as yields on new loan originations and renewals have been lower than the yields on loans that prepay. During 2015, the average yield on new loan originations held for investment was 4.06%, while the average yield on payoffs was 4.76%. During 2014, the average yield on new loan originations held for investment was 4.37%, while the average yield on payoffs was 5.22%. Slightly offsetting the decline in loan yields in 2015 was an increase in prepayment penalty income, as well as interest recoveries on the payoff of non-performing loans, together totaling $0.5 million, and positively impacting loan yields by approximately 4 basis points.

Total discount accretion from loans acquired through the MISN Transaction in 2014 was $2.7 million during 2015 and $3.4 million during 2014. Purchase discount accretion from acquired loans increased our loan yields by 23 basis points during 2015 and by 31 basis points in 2014. The primary reason for the decline in purchase discount accretion experienced in 2015, as compared to 2014, was a significant decline in accelerated discount accretion associated with acquired MISN loan prepayment activity. The impact of MISN discount accretion on earning asset yields and the NIM was 16 basis points in 2015, and 23 basis points in 2014.

The low interest rate environment and relative flatness of interest yield curves during the last couple of years have had a compounding impact on securities' yields as new investments are typically providing lower yields. Additionally, during 2015 the Company reallocated a portion of the securities portfolio into bonds with lower regulatory capital risk weightings, which yield less than the higher risk weighted bonds they replaced. This was done in an effort to achieve a more favorable risk weighting profile under the new Basel III regulatory capital guidelines, which were implemented on January 1, 2015. These factors contributed to the 22 basis point decrease in the average yield on investment securities during 2015 to 1.85%, compared to 2.07% for 2014.

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

The rate paid on interest bearing deposits declined by 4 basis points in 2015 to 0.36% as compared to 0.40% for 2014. This decline was in part due to the historically low interest rate environment that has existed for the last several years, but was also due to the Company's efforts to systematically lower the cost of deposits over this same time period. These efforts have contributed to a moderate decline in average time deposits, however, the overall deposit mix and cost of the deposit portfolio has improved as a result of these efforts. Average non-interest bearing demand deposit balances increased by $70.5 million or 16.2% to $504.5 million during 2015 as compared to $434.0 million for 2014. During 2015 non-interest bearing deposits increased at a greater rate than the 11.4% increase in our average interest bearing deposits, which also contributed to a more favorable composition of the Company's funding base, helping to keep the cost of funding unchanged during 2015 at 0.36%. During 2015, the Company called higher cost brokered time deposits, as well as prepaid certain higher cost FHLB borrowings. These activities were in response to an increase in liquidity stemming from deposit gathering activities and loan prepayments during 2015. Although these activities are expected to contribute to a reduction in interest expense going forward, they resulted in a $0.2 million increase in interest expense during 2015, and contributed to the 43 basis point increase in the cost of FHLB borrowings in 2015 to 1.86%, from 1.43% during 2014. The impact of these brokered deposit and FHLB borrowing prepayment activities to the total cost of funds was approximately 1 basis point for 2015.

Provision for Loan and Lease Losses

The ALLL is maintained at a level considered by management to be appropriate to provide for probable credit losses that may be incurred in the loan portfolio as of the balance sheet date. Management's review of the appropriateness of the ALLL includes, among other things, an analysis of past loan loss experience and an evaluation of the loan portfolio under current economic conditions. See also Note 1. Summary of Significant Accounting Policies, and Note 6. Loans and Allowance for Loan and Lease Losses, of the consolidated financial statements filed on this Form 10-K, for additional information concerning the ALLL.

The ALLL is based on estimates, and actual losses may vary from current estimates. Such variances could be material and may have an adverse effect on the Company's results of operations. The Company recognizes that the risk of loss will vary with, among other things: general economic conditions; the type of loans being made; the creditworthiness of borrowers over the term of their respective loans, and in the case of collateralized loans, the quality of the underlying collateral for those loans.

During the year ended December 31, 2016, the Company recorded a reversal of provision for loan and lease losses of $1.5 million. The Company did not record a provision for loan and lease losses during the years ended December 31, 2015 and 2014. The reversal of provision for loan and lease losses during 2016 was attributable to continued improvement in loan credit quality metrics, including an overall decline in the level of non-performing loans, the improvement in historical losses over the last three years relative to historical periods, improvement in property values that serve as collateral for a large portion of the Company's loans, as well as the limited amount of new loans moving into non-accrual status, and therefore requiring specific reserves, as well as net recoveries totaling $1.3 million during the year ended December 31, 2016. Although during the years ended December 31, 2015 and 2014 the Company experienced some of the same positive factors that were experienced during 2016, they were largely offset by increased ALLL requirements due to qualitative factor adjustments, such as increases to the qualitative factor for the long-term California drought and its potential impact on the Company's agribusiness loans, as well as net charge-offs recorded in 2014, thereby requiring neither a provision or reversal of allowance for loan and lease losses during those years.

Please also see the "Allowance for Loan and Lease Losses" discussion in the Financial Condition section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the allowance for loan and lease losses and the related impact on the provision for loan and lease losses.

Non-Interest Income

The table below provides a summary of the components of non-interest income for the years ended December 31, 2016, 2015, and 2014:

				Variances
	For the Years Ended December 31,
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Fees and service charges	$5,165	$5,158	$5,594	$7	0.1%	$(436)	–7.8%
Net gain on sale of mortgage loans	2,365	1,602	1,330	763	47.6%	272	20.5%
Gain on derivative instruments	1,212	–	–	1,212	–	–	–
Earnings on Bank Owned Life Insurance	1,158	855	774	303	35.4%	81	10.5%
Gain on sale of investment securities	891	641	646	250	39.0%	(5)	–0.8%
Other mortgage fee income	631	452	290	179	39.6%	162	55.9%
Gain on extinguishment of debt	–	552	–	(552)	–100.0%	552	–
Other income	792	879	941	(87)	–9.9%	(62)	–6.6%

Total	$12,214	$10,139	$9,575	$2,075	20.5%	$564	5.9%

Discussion of 2016 Compared to 2015

Non-interest income for the year ended December 31, 2016 was $12.2 million, representing an increase of $2.1 million, or 20.5%, when compared to the $10.1 million reported for 2015. The increase in non-interest income during 2016 can be attributed in large part to $1.2 million in gains recognized on derivative instruments associated with the "back-to-back" interest rate swap program the Company began actively marketing in 2016. The increase in non-interest income can also be attributed to the following: a $0.9 million increase in mortgage banking revenues attributed to an increase in held for sale mortgage production activity during 2016, a $0.3 million increase in earnings on BOLI attributed to additional purchases of BOLI the Company made during the fourth quarter of 2015, and a $0.3 million increase in gains on the sale of investment securities. These increases were partially offset by the absence of a $0.6 million gain on the extinguishment of debt associated with the partial redemption of $3.0 million in junior subordinated debentures which occurred in the third quarter of 2015.

Discussion of 2015 Compared to 2014

Non-interest income for the year ended December 31, 2015 was $10.1 million, representing an increase of $0.6 million, or 5.9%, when compared to the $9.6 million reported for 2014. The increase in non-interest income during 2015 was driven by $0.6 million in gains on extinguishment of debt, as well as a $0.4 million increase in mortgage banking revenues, which is attributable to an increase in held for sale mortgage production during 2015. The gain on the extinguishment of debt during 2015 was associated with a $3.0 million redemption of junior subordinated debentures. These increases were offset by a $0.5 million decline in fees and service charges due to the Company exiting certain depository customers in late 2014, as it determined these customers no longer fit the Company's risk profile.

Non-Interest Expenses

The table below sets forth changes in non-interest expense for the years ended December 31, 2016, 2015, and 2014:

				Variances
	For the Years Ended December 31,
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Salaries and employee benefits	$26,626	$23,814	$23,476	$2,812	11.8%	$338	1.4%
Professional services	6,901	7,790	4,801	(889)	–11.4%	2,989	62.3%
Occupancy and equipment	6,530	6,682	6,576	(152)	–2.3%	106	1.6%
Information technology	2,446	2,298	3,025	148	6.4%	(727)	–24.0%
Sales and marketing	1,035	1,017	843	18	1.8%	174	20.6%
Loan department expense	1,024	1,030	1,113	(6)	–0.6%	(83)	–7.5%
Regulatory assessments	1,019	1,212	1,164	(193)	–15.9%	48	4.1%
Amortization of intangible assets	944	1,049	1,057	(105)	–10.0%	(8)	–0.8%
Merger, restructure and integration	826	(77)	9,190	903	1172.7%	(9,267)	–100.8%
Communication costs	492	562	638	(70)	–12.5%	(76)	–11.9%
Write-downs on other real estate owned	217	–	–	217	–	–	–
Other expense	3,254	2,790	2,909	464	16.6%	(119)	–4.1%

Total	$51,314	$48,167	$54,792	$3,147	6.5%	$(6,625)	–12.1%

The table below provides a breakdown of the components of professional services expenses for the years ended December 31, 2016, 2015, and 2014:

				Variances
	For the Years Ended December 31,
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Professional Services
BSA/AML related costs	$2,100	$2,355	$616	$(255)	–10.8%	$1,739	282.3%
Audit and tax costs	1,333	1,160	942	173	14.9%	218	23.1%
Information technology services and consulting	1,273	1,427	855	(154)	–10.8%	572	66.9%
Legal costs	228	1,133	538	(905)	–79.9%	595	110.6%
All other costs	1,967	1,715	1,850	252	14.7%	(135)	–7.3%

Total professional services	$6,901	$7,790	$4,801	$(889)	–11.4%	$2,989	62.3%

Discussion of 2016 Compared to 2015

Non-interest expense for the year ended December 31, 2016 was $51.3 million, representing an increase of $3.1 million or 6.5%, when compared to the $48.2 million reported for 2015. The increase in non-interest expense is primarily attributed to a $2.8 million increase in salaries and benefits costs, as well as a $0.9 million increase in merger related expenses associated with the Announced Transaction with PPBI. Increased salaries and benefits costs can be attributed to higher base compensation, incentive plan expense, and mortgage commissions. Increases in non-interest expense were partially offset by a $0.9 million decrease in professional services expenses associated with the absence of higher legal costs recognized in 2015. Year over year variances in other categories of non-interest expense during 2016 include: a $0.5 million increase in other expense, of which $0.4 million of this increase is attributable to operating losses resulting from the reimbursement of certain customers for losses they incurred due to debit card fraud, which are losses the Bank was responsible for reimbursing in accordance with Regulation E and Visa network operating rules; a $0.2 million write-down of one OREO property attributed to the re-zoning of the property; and a $0.2 million decrease in regulatory assessment costs primarily attributable to a decline in assessment rates associated with the FDIC's Deposit Insurance Fund reserve ratio reaching a predetermined threshold of 1.15%.

Discussion of 2015 Compared to 2014

Non-interest expense for the year ended December 31, 2015 was $48.2 million, representing a decrease of $6.6 million or 12.1%, when compared to the $54.8 million reported for 2014. The decrease in non-interest expense was primarily driven by a $9.3 million decrease in merger, restructure and integration costs related to the MISN Transaction in 2014. This decline was partially offset by a $3.0 million increase in professional services costs, of which $1.7 million of this increase was driven by costs for temporary staff and consulting related to the Company's BSA/AML Program remediation efforts. The increase in professional services costs can also be attributed to a $0.5 million increase in information technology services and consulting costs associated with our transition of information technology network management from employees of the Company to an outside firm in order to achieve a higher level of information security and cyber-security protection, position the Bank for more flexible growth opportunities in the area of information technology infrastructure, and the addition of new technology-based products and services. The increase in professional services costs are also attributable to a $0.5 million increase in legal expenses primarily due to $0.6 million of insurance reimbursements received in 2014 related to legal costs incurred by the Bank during 2012, 2013 and 2014.

The $0.7 million decline in information technology costs can be attributed to the elimination of duplicative data processing costs associated with the MISN Transaction, which existed through July 2014 when MISN's bank processing systems were integrated with the Company's systems. The decline in these costs can also be attributed to renegotiated pricing in the contract between the Company and its core platform vendor. Salaries and benefits costs increased in 2015 by $0.3 million, which was primarily attributable to higher mortgage commissions.

Provision for Income Taxes

For the years ended December 31, 2016, 2015 and 2014, the Company recorded income tax expense of $11.1 million, $8.9 million, and $4.7 million, respectively. The Company's effective income tax rates were 39.6%, 36.7%, and 34.6% for 2016, 2015, and 2014, respectively. The increase in income tax expense and the effective tax rate for 2016 as compared to 2015 is attributable to an increase in pre-tax net income, an increase in non-deductible merger related costs, and a proportional decline in the amount of tax-exempt municipal bond interest income relative to pre-tax net income.

The increase in income tax expense and the effective tax rate in 2015 as compared to 2014 was attributable to higher pre-tax income resulting primarily from the absence of significant one-time charges incurred during 2014 associated with the MISN Transaction. Additionally, slightly offsetting the impact of higher pre-tax income on the Company's effective tax rate was the recognition of $0.2 million in California income tax credits in 2015 for the origination of qualified loans. Excluding the impact of this credit the effective tax rate for 2015 would have been 37.5%.

The determination as to whether a valuation allowance should be established against deferred tax assets is based on the consideration of all available evidence using a "more likely than not" standard. Management evaluates the realizability of deferred tax assets on a quarterly basis. As of December 31, 2016 and 2015, there was no valuation allowance for deferred tax assets. Please see Note 8. Income Taxes, of the consolidated financial statements filed on this Form 10-K, for additional information concerning the Company's deferred tax assets.

Financial Condition

At December 31, 2016, total assets were approximately $2.0 billion, an increase of approximately $125.2 million or 6.6%, when compared to December 31, 2015. The increase in total assets can be attributed to a $138.2 million increase in loans held for investment as well as a $7.9 million increase in investment securities, slightly offset by a decrease in cash and cash equivalents of $19.0 million which can be attributed in part to the loan growth during 2016. Funding for the increase in total assets was provided by a $118.9 million increase in total deposits, and a $4.0 million increase in FHLB borrowings. The increase in total deposits during 2016 is attributed to the Company's continued focus on new customer acquisition activities, as well as on expanding our existing customer relationships.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $50.9 million and $69.9 million at December 31, 2016 and 2015, respectively. This line item will vary depending on daily cash settlement activities and the amount of highly liquid assets needed, based on known events, such as the repayment of borrowings or loans expected to be funded in the near future, and actual cash on hand in the branches. The decrease in 2016 can be attributed in part to the use of excess liquidity in the funding of loan growth during the year.

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

The following table provides a summary of investment securities by securities type:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$61,119	$60,643	$47,478	$47,318
Mortgage backed securities
U.S. government sponsored entities and agencies	242,203	239,335	246,561	245,235
Non-agency	24,224	24,237	34,645	34,317
State and municipal securities	125,911	125,831	105,164	108,406
Asset backed securities	8,956	8,771	16,183	15,627
Other investments	–	–	100	32

Total available for sale securities	$462,413	$458,817	$450,131	$450,935

At December 31, 2016, the fair value of the investment portfolio was approximately $458.8 million or $7.9 million higher than that reported at December 31, 2015. The increase in the balance of the portfolio can be attributed to purchases of investment securities during 2016.

Securities available for sale are carried at fair value, with related net unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to accumulated other comprehensive income. At December 31, 2016, the securities portfolio had net unrealized losses, net of taxes, of approximately $2.1 million, a decrease of approximately $2.6 million from the net unrealized gain position of $0.5 million reported at December 31, 2015. Changes in the fair value of the investment portfolio during 2016 is largely attributed to the increase in interest rates during the fourth quarter of 2016.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages, which are directly impacted by changes in interest rates. The Company employs the use of simulation models to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility. Included in the Company's mortgage-backed securities are home equity conversion mortgages, which typically possess prepayment characteristics that differ from traditional mortgage-backed securities, such that prepayment activity is not as closely correlated with changes in interest rates. The majority of the Company's mortgage securities were issued by: The Government National Mortgage Association ("Ginnie Mae"), The Federal National Mortgage Association ("Fannie Mae"), and The Federal Home Loan Mortgage Corporation ("Freddie Mac"). At December 31, 2016, approximately $239.3 million or 90.8%, of the Company's mortgage related securities were issued by government agencies and government sponsored entities, such as those listed above.

The following table sets forth the maturity distribution of the investment portfolio and the weighted average yield for each category at December 31, 2016. All investment securities are classified as available for sale:

	December 31, 2016
	One Year or Less	Over 1 Year Through 5 Years	Over 5 Years Through 10 Years	Over 10 Years	Total
	(dollars in thousands)
Obligations of U.S. government agencies	$5,333	$19,234	$24,765	$11,311	$60,643
Mortgage backed securities
U.S. government sponsored entities and agencies	29,620	92,343	56,954	60,418	239,335
Non-agency	6,003	13,086	5,148	–	24,237
State and municipal securities	2,059	19,323	96,815	7,634	125,831
Asset backed securities	–	3,215	2,614	2,942	8,771

Total available for sale securities	$43,015	$147,201	$186,296	$82,305	$458,817

Amortized cost	$43,127	$147,891	$187,652	$83,743	$462,413
Weighted average yield	2.21%	2.23%	2.63%	2.88%	2.51%

Federal Home Loan Bank Stock

As a member of FHLB of San Francisco, the Company is required to hold a specified amount of FHLB capital stock based on the asset size of the Bank and the level of outstanding borrowings with the FHLB. As such, the amount of FHLB stock the Company carries can vary from one period to another based on, among other things, the current liquidity needs of the Company. At December 31, 2016 and 2015, the Company held approximately $7.9 million of FHLB stock.

Loans

Summary of Market Conditions

Total gross loans held for investment increased $138.2 million during 2016, with growth attributed to increases in commercial real estate, residential 1 to 4 family, farmland, commercial and industrial, and agriculture loans. Growth in these categories was partially offset by declines in construction and land, and home equity lines of credit, multi-family and consumer loans during 2016. The Company continued to focus on organic loan growth in our region with originations of new loans held for investment during 2016 totaling $288.6 million. Utilization on lines of credit contributed $63.1 million to loan growth during 2016. New loan production was partially offset by loan prepayments and payoffs of $156.9 million in addition to scheduled amortization of the portfolio.

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

The credit quality of the loan portfolio is impacted by numerous factors, including the economic environment in the markets in which the Company operates, which can have a direct impact on the value of real estate securing collateral-dependent loans. An inability of certain borrowers to continue to perform under the original terms of their respective loan agreements, in conjunction with declines in real estate collateral values, may result in increases in provisions for loan and lease losses that would, in turn, have an adverse impact on the Company's operating results. See also Note 6. Loans and Allowance for Loan and Lease Losses, of the consolidated financial statements filed on this Form 10-K for additional information concerning credit quality.

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage originations that have already been specifically designated for sale pursuant to correspondent mortgage loan investor agreements. There is minimal interest rate risk associated with these loans as purchase commitments are entered into with investors at the time the Company funds the loans. Settlement from the correspondents is typically within 30 days of funding the mortgage. At December 31, 2016, loans held for sale totaled $10.1 million compared to $9.8 million at December 31, 2015.

The table below summarizes the composition of the loan portfolio as of December 31, 2016, 2015, 2014, 2013, and 2012:

	December 31,
	2016		2015		2014		2013		2012
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
	(dollars in thousands)
Real Estate Secured
Commercial	$643,691	46.5%	$579,244	46.3%	$588,472	49.3%	$432,203	52.2%	$372,592	54.1%
Residential 1 to 4 family	205,999	14.9%	165,829	13.3%	127,201	10.7%	88,904	10.7%	41,444	6.0%
Farmland	155,771	11.2%	120,566	9.7%	98,373	8.2%	50,414	6.1%	25,642	3.7%
Multi-family residential	77,941	5.6%	79,381	6.4%	78,645	6.6%	31,140	3.8%	21,467	3.1%
Home equity lines of credit	24,796	1.8%	31,387	2.5%	38,252	3.2%	31,178	3.8%	31,863	4.6%
Construction and land	21,866	1.6%	35,669	2.9%	44,660	3.7%	38,222	4.6%	44,380	6.5%

Total real estate secured	1,130,064	81.6%	1,012,076	81.1%	975,603	81.7%	672,061	81.2%	537,388	78.0%
Commercial
Commercial and industrial	182,637	13.2%	164,808	13.2%	154,787	13.0%	119,121	14.4%	125,340	18.2%
Agriculture	68,565	4.9%	64,363	5.2%	55,101	4.6%	32,686	4.0%	21,663	3.1%
Other	–	0.0%	–	0.0%	14	0.0%	38	0.0%	61	0.0%

Total commercial	251,202	18.1%	229,171	18.4%	209,902	17.6%	151,845	18.4%	147,064	21.3%
Consumer	4,196	0.3%	6,033	0.5%	7,978	0.7%	3,578	0.4%	5,156	0.7%

Total loans held for investment	1,385,462	100.0%	1,247,280	100.0%	1,193,483	100.0%	827,484	100.0%	689,608	100.0%

Net deferred loan fees	(1,183)		(1,132)		(1,445)		(1,281)		(937)
Allowance for loan and lease losses	(17,237)		(17,452)		(16,802)		(17,859)		(18,118)

Total net loans held for investment	$1,367,042		$1,228,696		$1,175,236		$808,344		$670,553

Loans held for sale	$10,055		$9,755		$2,586		$2,386		$22,549

Real Estate Secured

Other Real Estate Loans

The following table provides a break-down of the real estate secured segment of the Company's loan portfolio, which is exclusive of construction and land loans, as of December 31, 2016:

	December 31, 2016
	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition	Percent of Total Risk Based Capital	Number of Loans	Single Largest Loan (1)	Owner Occupied
	(dollars in thousands)
Other Real Estate Secured
Residential 1 to 4 family	$205,999	$1,060	$207,059	17.8%	101.5%	400	$4,500	$140,944
Commercial	168,398	3,565	171,963	14.8%	84.3%	194	9,250	76,696
Farmland	155,771	2,331	158,102	13.6%	77.5%	86	17,647	79,966
Hotels	143,081	5,687	148,768	12.8%	72.9%	53	14,772	4,172
Professional	118,360	231	118,591	10.2%	58.2%	123	11,500	30,761
Retail	90,996	1,140	92,136	7.9%	45.2%	108	5,724	41,759
Multi-family	77,941	2,430	80,371	6.9%	39.4%	57	9,000	–
Healthcare / medical	61,778	463	62,241	5.3%	30.5%	54	12,420	36,714
Restaurants and other hospitality	27,259	731	27,990	2.4%	13.7%	24	13,713	7,683
Home equity lines of credit	24,796	37,991	62,787	5.4%	30.8%	453	1,200	23,691
Other	33,819	307	34,126	2.9%	16.7%	42	4,749	26,729

Total	$1,108,198	$55,936	$1,164,134	100.0%	570.7%	1,594	$17,647	$469,115

(1)
Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2016.

At December 31, 2016, the other real estate secured segment of the loan portfolio represented approximately $1.1 billion, or 80.0%, of total gross loans. When compared to that reported at December 31, 2015, this represents an increase of approximately $131.8 million, or 13.5%. This increase is attributed to new loan production of commercial real estate, residential 1 to 4 family and farmland loans, slightly offset by decreases in home equity lines of credit and multi-family loans. At December 31, 2016, a total of $34.0 million of the other real estate secured portfolio, which excludes construction and land loans, was risk graded as special mention, substandard or doubtful, with the largest single component being the commercial real estate segment, which represented $30.3 million. At December 31, 2015, other real estate secured balances graded special mention, substandard or doubtful totaled $36.9 million, of which $33.6 million can be attributed to commercial real estate loans. Other real estate secured balances, including undisbursed commitments as a percentage of the Bank's total risk-based capital was 571% and 531% at December 31, 2016 and 2015, respectively. At December 31, 2016, approximately $469.1 million, or 42.3%, of the other real estate secured segment of the loan portfolio was considered owner occupied, compared to $440.8 million or 45.1% at December 31, 2015. At December 31, 2016, loans meeting the regulatory classification of non-owner occupied commercial real estate represented 268% of the Bank's total risk-based capital.

Construction and Land Loans

The following table provides a break-down of the Bank's construction and land portfolio as of December 31, 2016:

	December 31, 2016
	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition	Percent of Total Risk Based Capital	Number of Loans	Single Largest Loan (1)
	(dollars in thousands)
Construction and Land
Commercial	$12,345	$9,087	$21,432	45.5%	10.5%	20	$6,732
Tract	7,475	1,794	9,269	19.7%	4.5%	8	10,673
Single family residential	963	–	963	2.0%	0.5%	10	250
Single family residential – Spec.	916	2,915	3,831	8.1%	1.9%	8	1,750
Multi-family	167	11,458	11,625	24.7%	5.7%	3	11,458

Total	$21,866	$25,254	$47,120	100.0%	23.1%	49	$11,458

(1)
Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2016.

At December 31, 2016, the construction and land portfolio represented $21.9 million, or 1.6%, of total gross loans, a decrease of $13.8 million, or 38.7%, from that reported at December 31, 2015. Construction loans are typically granted for a one year period and then refinanced at the completion of the construction project into permanent loans with varying maturities. Total construction loans, including undisbursed commitments, as a percentage of the Bank's total risk-based capital was 23% and 29% at December 31, 2016 and 2015, respectively. At December 31, 2016 there were $3.3 million of construction and land balances risk graded special mention, substandard, or doubtful, compared to $5.2 million risk graded special mention, substandard or doubtful at December 31, 2015.

Commercial Loans

Commercial and Industrial

The following table provides a break-down of the commercial and industrial segment of the commercial loan portfolio as of December 31, 2016:

	December 31, 2016
	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition	Percent of Total Risk Based Capital	Number of Loans	Single Largest Loan (1)
	(dollars in thousands)
Commercial and Industrial
Manufacturing	$34,233	$14,140	$48,373	16.1%	23.7%	133	$5,000
Professional services	31,811	18,503	50,314	16.8%	24.6%	187	4,936
Healthcare / medical	22,111	16,780	38,891	12.9%	19.1%	120	10,162
Construction	17,142	31,875	49,017	16.3%	24.0%	144	5,000
Wholesale and retail	16,694	11,423	28,117	9.4%	13.8%	128	5,000
Real estate / rental and leasing	16,616	14,212	30,828	10.3%	15.1%	101	6,522
Restaurants / hospitality	13,544	3,497	17,041	5.7%	8.4%	68	5,000
Media and information services	8,132	940	9,072	3.0%	4.4%	20	4,936
Transportation and warehousing	4,620	513	5,133	1.7%	2.5%	59	465
Financial services	3,605	1,830	5,435	1.8%	2.7%	30	3,000
Oil gas and utilities	533	679	1,212	0.4%	0.6%	5	500
All other	13,596	3,299	16,894	5.6%	8.3%	241	2,342

Total	$182,637	$117,691	$300,327	100.0%	147.2%	1,236	$10,162

(1)
Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2016.

At December 31, 2016, commercial and industrial loans represented approximately $182.6 million, or 13.2%, of total gross loans. This represents an increase of $17.8 million, or 10.8% from December 31, 2015. Total commercial and industrial loans, including undisbursed commitments, as a percentage of the Bank's total risk-based capital was 147% and 142% at December 31, 2016 and 2015, respectively.

The Company's credit exposure within the commercial and industrial segment remains diverse with respect to the industries to which credit has been extended. As of December 31, 2016, a total of $10.7 million of the commercial and industrial portfolio was risk graded as special mention, substandard or doubtful, compared to $11.8 million being risk graded special mention, substandard or doubtful as of December 31, 2015.

Agriculture

The following table provides a break-down of the agriculture segment of the Company's commercial loan portfolio as of December 31, 2016:

	December 31, 2016
					Percent of Total Risk Based Capital
	Balance	Undisbursed Commitment	Total Bank Exposure	Percent Composition		Number of Loans	Single Largest Loan (1)
	(dollars in thousands)
Agriculture
Fruit and nut tree farming	$31,749	$15,004	$46,753	46.0%	22.9%	43	$9,300
Wholesale merchants	13,015	2,471	15,486	15.2%	7.6%	9	8,000
Vegetable and melon farming	9,546	5,778	15,324	15.1%	7.5%	16	4,000
Food and beverage	3,798	2,581	6,379	6.3%	3.1%	19	1,500
Other crop farming	3,542	463	4,005	3.9%	2.0%	8	2,353
Support activities for agriculture	2,793	3,776	6,569	6.5%	3.2%	24	1,800
Animal production	1,718	2,754	4,472	4.4%	2.2%	35	600
All other	2,404	229	2,633	2.6%	1.3%	11	1,000

Total	$68,565	$33,056	$101,621	100.0%	49.8%	165	$9,300

(1)
Amount reported reflects the original loan amount for the single largest loan that remains outstanding as of December 31, 2016.

At December 31, 2016, agriculture balances totaled approximately $68.6 million, or 4.9%, of total gross loans, which represents an increase of $4.2 million, or 6.5%, from December 31, 2015. Total agriculture loans, including undisbursed commitments, as a percentage of the Bank's total risk-based capital was 50% and 53% at December 31, 2016 and 2015, respectively. As of December 31, 2016, a total of $9.1 million of the agriculture portfolio was risk graded as special mention, substandard or doubtful, compared to $3.0 million of the agriculture portfolio being risk graded special mention, substandard or doubtful as of December 31, 2015.

Consumer

At December 31, 2016, the consumer loan portfolio totaled $4.2 million, compared to $6.0 million reported at December 31, 2015. Consumer loans include revolving credit plans, installment loans and credit card balances.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table provides a summary of the approximate maturities and sensitivity to changes in interest rates for the loan portfolio as well as information about fixed and variable rate loans:

	December 31, 2016
	Due Less Than 3 Months	Due 3 To 12 Months	Due After 1 Year Through 3 Years	Due After 3 Years Through 5 Years	Due After 5 Years Through 7 Years	Due After 7 Years Through 10 Years	Due After 10 Years	Total
	(dollars in thousands)
Real Estate Secured
Commercial	$67,203	$71,334	$130,681	$105,526	$148,653	$108,281	$12,013	$643,691
Residential 1 to 4 family	1,173	6,388	22,559	66,548	70,179	34,868	4,284	205,999
Farmland	21,347	4,291	17,328	19,344	12,397	77,837	3,227	155,771
Multi-family residential	9,311	1,638	35,543	10,290	17,868	1,538	1,753	77,941
Home equity lines of credit	24,706	48	–	42	–	–	–	24,796
Construction and land	13,393	5,899	1,457	–	496	621	–	21,866
Commercial
Commercial and industrial	97,311	10,332	24,655	31,375	10,812	7,439	713	182,637
Agriculture	61,886	266	3,239	1,484	293	808	589	68,565
Consumer	854	84	149	200	226	1,397	1,286	4,196

Total loans held for investment	$297,184	$100,280	$235,611	$234,809	$260,924	$232,789	$23,865	$1,385,462

Variable rate loans (1)	$284,238	$79,219	$172,431	$167,505	$142,684	$85,579	$4,041	$935,697
Fixed rate loans	12,946	21,061	63,180	67,304	118,240	147,210	19,824	449,765

Total loans held for investment	$297,184	$100,280	$235,611	$234,809	$260,924	$232,789	$23,865	$1,385,462

(1)
Variable rate loans include $545.5 million of variable rate loans that are at their contractual floor rates. To the extent that overall interest rates rise, the Company will not experience the benefit of rising interest rates until such rates rise above such interest rate floors.

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

The ALLL is increased by provisions for loan and lease losses and decreased by reversals of provisions for loan and lease losses, charged or credited to current period earnings. The ALLL is also decreased by loan charge-offs and increased by recoveries on previously charged-off loans. Please see Note 1. Significant Accounting Policies, of the consolidated financial statements filed on this Form 10-K, for additional information concerning the Company's methodology for determining an appropriate ALLL.

The Company allocates the ALLL across various segments and classes of loans within the loan portfolio. The following table provides a summary of the ALLL and its allocation as of December 31, 2016, 2015, 2014, 2013, and 2012:

	December 31,
	2016		2015		2014		2013		2012
	ALLL	Percent of Loans to Total Loans	ALLL	Percent of Loans to Total Loans	ALLL	Percent of Loans to Total Loans	ALLL	Percent of Loans to Total Loans	ALLL	Percent of Loans to Total Loans
	(dollars in thousands)
Real Estate Secured
Commercial	$5,214	46.5%	$6,293	46.3%	$5,721	49.3%	$6,456	52.2%	$5,624	54.1%
Farmland	3,015	11.2%	2,275	9.7%	1,476	8.2%	958	6.1%	370	3.7%
Residential 1 to 4 family	2,129	14.9%	2,064	13.3%	1,423	10.7%	1,225	10.7%	288	6.0%
Multi-family residential	360	5.6%	402	6.4%	347	6.6%	239	3.8%	114	3.1%
Construction and land	344	1.6%	623	2.9%	2,000	3.7%	3,660	4.6%	4,952	6.5%
Home equity lines of credit	85	1.8%	127	2.5%	162	3.2%	147	3.8%	440	4.6%
Commercial
Agriculture	2,859	4.9%	2,538	5.2%	1,497	4.6%	1,128	4.0%	852	3.1%
Commercial and industrial	2,390	13.2%	2,834	13.2%	3,628	13.0%	3,653	14.4%	5,263	18.2%
Consumer	111	0.3%	173	0.5%	202	0.7%	131	0.4%	102	0.7%
Unallocated	730		123		346		262		113

Total	$17,237	100.0%	$17,452	100.0%	$16,802	100.0%	$17,859	100.0%	$18,118	100.0%

Allocation of the ALLL

The Company continued to experience overall favorable metrics with respect to credit quality in the non-PCI loan portfolio during 2016 when compared to historical periods. The balance of the ALLL at December 31, 2016 was $0.2 million lower when compared to the balance at December 31, 2015. The Company experienced net recoveries of $1.3 million during the year ended December 31, 2016. During the year ended December 31, 2016 the company recorded a reversal of provision for loan and lease losses of $1.5 million. This reversal resulted from the continued overall improvement in the credit quality of the loan portfolio, including a decline in the level of non-performing loans, the improvement in historical losses over the last four years relative to historical periods, improvement in property values that serve as collateral for a large portion of the Company's loans, as well as the limited amount of new loans moving into non-accrual status, and therefore requiring specific reserves. The Company did not record a provision for loan and lease losses during the years ended December 31, 2015 and 2014.

Changes in the level of and trend in past due and non-accrual loans, as well as changes in the level of and trend in special mention and substandard loans have an impact on the amount and allocation of the ALLL to various segments of the loan portfolio. Non-accrual loans declined to $6.8 million at December 31, 2016 compared to $7.8 million at December 31, 2015, and loans 30-89 days past due were $0.3 million at December 31, 2016 compared to $66 thousand at December 31, 2015. The balance of loans classified as special mention, substandard or doubtful totaled $57.1 million, essentially unchanged when compared to $57.0 million at December 31, 2015. The allocation of the ALLL has also been impacted by changes in the level of specific reserves for impaired loans, as well as the estimated impact that external qualitative factors, such as the on-going California drought, may have on certain of the Company's borrowers.

The ALLL as a percentage of total gross loans was 1.24% at December 31, 2016 compared to 1.40% at December 31, 2015. The ALLL attributable to loans and leases excluding those acquired through the MISN Transaction ("legacy Heritage loans"), was $17.1 million, or 1.37% of legacy Heritage loans and leases at December 31, 2016, compared to $17.1 million or 1.59% of legacy Heritage loans and leases at December 31, 2015. At December 31, 2016 the ALLL attributable to acquired non-PCI loans was $0.1 million or 0.10% of acquired non-PCI loans, compared to $0.3 million, or 0.20% at December 31, 2015. As of December 31, 2016, the remaining unaccreted discount on acquired non-PCI loans was $2.1 million compared to $3.2 million at December 31, 2015.

As of December 31, 2016 there was no ALLL for PCI loans, compared to $0.1 million at December 31, 2015. The change in the ALLL for PCI loans during 2016 resulted from favorable changes in expected future cash flows on certain PCI loans. At December 31, 2016 the remaining unaccreted discount on PCI loans was $1.6 million, compared to $2.3 million at December 31, 2015.

The ALLL attributable to loans collectively evaluated for impairment on legacy Heritage loans was $16.7 million at December 31, 2016 and 2015. Approximately $7.5 million of the ALLL attributable to loans collectively evaluated for impairment is the result of qualitative adjustments at December 31, 2016 compared to $6.7 million at December 31, 2015. This increase can be attributed in part to growth in the loan portfolio during 2016.

At December 31, 2016 and 2015, approximately $1.9 million and $1.8 million, respectively, of the ALLL was attributable to qualitative adjustments associated with the potential impacts of the California drought on various segments of our loan portfolio, including farmland, agriculture, and commercial and industrial loans. Concerns associated with the impact of the California drought on our customer's businesses, and concerns about the impact directly to agriculture, and indirectly to other businesses such as hospitality and tourism have resulted in this allocation of the qualitative component of the ALLL at December 31, 2016 and 2015. Evidence of the drought's impact on agricultural businesses has been noted in recent studies indicating that the current drought is responsible for the greatest absolute reduction in water availability to agriculture ever seen in California. Furthermore, the State of California, as well as certain municipalities within California, have mandated water conservation measures that cite specific usage reductions and have limited the use of water for particular applications such as landscape watering, car washing and other applications. Although recent rainfall in California has somewhat lessened concerns over the impact of the drought, the prolonged and severe nature of the drought within the Company's market footprint in conjunction with discussions the Company has had with certain borrowers as it relates to expected decreases in cash flows related to the drought, have led the Company to maintain the qualitative factor allocation within the ALLL for the impact of the drought on the loan portfolio. If the drought in California continues, the related allocation of the ALLL for the drought may increase significantly.

The ALLL associated with loans specifically evaluated for impairment totaled $0.4 million and $0.3 million at December 31, 2016 and 2015. As of December 31, 2016, the Company believes that the ALLL was appropriate to cover probable credit losses that may be incurred in the Company's loan and lease portfolio.

The following table provides a summary of the activity in the ALLL for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Balance, beginning of period	$17,452	$16,802	$17,859	$18,118	$19,314
Charge-offs:
Real Estate Secured
Residential 1 to 4 family	–	(82)	(92)	(23)	(117)
Commercial	–	(81)	(1,027)	(108)	(2,361)
Home equity lines of credit	–	(55)	–	–	–
Construction and land	–	(34)	(29)	(203)	(3,296)
Farmland	–	–	–	–	(4)
Commercial
Commercial and industrial	(38)	(186)	(757)	(896)	(3,289)
Agriculture	–	(4)	(1)	(385)	(1,845)
Consumer	(24)	(7)	(8)	(411)	(321)

Total charge-offs	(62)	(449)	(1,914)	(2,026)	(11,233)

Recoveries:
Real Estate Secured
Commercial	614	–	25	77	1,185
Construction and land	176	67	42	226	23
Residential 1 to 4 family	13	22	–	42	33
Home equity lines of credit	10	77	12	12	14
Farmland	–	–	–	230	21
Commercial
Commercial and industrial	450	736	702	965	994
Agriculture	53	183	63	147	60
Consumer	31	14	13	68	26

Total recoveries	1,347	1,099	857	1,767	2,356

Net recoveries (charge-offs)	1,285	650	(1,057)	(259)	(8,877)
(Reversal of) provision for loan and lease losses	(1,500)	–	–	–	7,681

Balance, end of period	$17,237	$17,452	$16,802	$17,859	$18,118

Gross loans, end of period	$1,385,462	$1,247,280	$1,193,483	$827,484	$689,608
ALLL to total gross loans	1.24%	1.40%	1.41%	2.16%	2.63%
Net recoveries (charge-offs) to average loans	0.10%	0.05%	–0.10%	–0.03%	–1.32%

Non-Performing Assets

Non-performing assets are comprised of loans placed on non-accrual status and foreclosed assets (OREO and other repossessed assets). Generally, the Company places loans on non-accruing status when (1) the full and timely collection of all amounts due become uncertain, (2) a loan becomes 90 days or more past due (unless well-secured and in the process of collection) or (3) any portion of outstanding principal has been charged-off. See Note 6. Loans and Allowance for Loan and Lease Losses, of the consolidated financial statements filed on this Form 10-K for additional information concerning non-performing loans.

The following table provides a summary of the Company's non-performing assets and TDRs as of December 31, 2016, 2015, 2014, 2013 and 2012:

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Non-Performing Loans
Commercial and industrial	$3,198	$1,630	$2,102	$2,180	$4,657
Construction and land	3,154	3,968	5,237	5,910	8,562
Commercial real estate	346	1,940	2,085	672	928
Farmland	72	83	–	–	1,077
Home equity lines of credit	46	84	258	–	58
Consumer	26	33	43	117	285
Residential 1 to 4 family	–	80	124	449	835
Agriculture	–	–	686	789	907

Total non-performing loans	6,842	7,818	10,535	10,117	17,309
Foreclosed assets	70	328	–	–	–

Total non-performing assets	$6,912	$8,146	$10,535	$10,117	$17,309

TDRs
Accruing	$9,250	$10,056	$6,511	$5,853	$17
Included in non-performing loans	5,794	6,203	7,057	7,076	11,613

Total TDRs	$15,044	$16,259	$13,568	$12,929	$11,630

Ratio of allowance for loan and lease losses to total gross loans	1.24%	1.40%	1.41%	2.16%	2.63%
Ratio of non-performing loans to total gross loans	0.49%	0.63%	0.88%	1.22%	2.51%
Ratio of non-performing assets to total assets	0.34%	0.43%	0.62%	0.84%	1.58%

Non-Accruing Loans

The following table reconciles the change in total non-accruing loan balances for the year ended December 31, 2016:

	Balance December 31, 2015	Additions	Net Paydowns	Transfers to Foreclosed Assets	Returns to Accrual Status	Charge-offs	Balance December 31, 2016
	(dollars in thousands)
Real Estate Secured
Construction and land	$3,968	$349	$(1,163)	$–	$–	$–	$3,154
Commercial	1,940	139	(1,443)	–	(290)	–	346
Farmland	83	–	(11)	–	–	–	72
Home equity lines of credit	84	38	(38)	–	(38)	–	46
Residential 1 to 4 family	80	–	(3)	–	(77)	–	–
Commercial
Commercial and industrial	1,630	4,543	(390)	–	(2,547)	(38)	3,198
Agriculture	–	400	(59)	–	(341)	–	–
Consumer	33	94	(7)	(70)	–	(24)	26

Total	$7,818	$5,563	$(3,114)	$(70)	$(3,293)	$(62)	$6,842

At December 31, 2016, the balance of non-accruing loans was approximately $6.8 million, or $1.0 million lower than that reported at December 31, 2015. The change in non-accruing loan balances during 2016 is largely attributed to $3.3 million in loans returning to accrual status after exhibiting a sustained period of performance, as well as $3.1 million in pay-downs on non-accruing balances, both were part of efforts the Company made to bring resolution to problem loans during 2016. These positive changes in non-accruing loans were partially offset by $5.6 million in loans moving into non-accruing status during 2016. At December 31, 2016, $6.2 million of non-accruing loans were considered current with their contractual payments due, compared to $6.4 million at December 31, 2015.

Deposits and Borrowed Funds

The following table provides a summary of the composition of deposits and the average rates paid for each deposit account type at and for the years ended December 31, 2016, 2015 and 2014:

	At or For the Year Ended December 31,
	2016		2015		2014
	Balance	Average Rate Paid	Balance	Average Rate Paid	Balance	Average Rate Paid
	(dollars in thousands)
Non-interest bearing deposits	$573,957	0.00%	$514,559	0.00%	$461,479	0.00%
Money market deposits	615,328	0.28%	565,060	0.27%	449,110	0.30%
Time deposits	238,283	0.70%	245,742	0.75%	279,839	0.76%
NOW accounts	136,746	0.11%	129,254	0.11%	108,757	0.11%
Other savings deposits	119,581	0.10%	110,346	0.10%	95,619	0.10%

Total deposits	$1,683,895	0.22%	$1,564,961	0.24%	$1,394,804	0.27%

At December 31, 2016, total deposits were $1.7 billion, representing an increase of $118.9 million, or 7.6%, from December 31, 2015. The increase in deposit balances in 2016 can be attributed to the Company's continued focus on gathering and retaining core relationships to help reduce overall funding costs.

At December 31, 2016, core deposits, which are defined as total deposits exclusive of time deposits over $100,000, represented 89.5% of total deposits, up from the 88.6% reported at December 31, 2015, due to growth in non-interest bearing demand, money market, NOW accounts, and savings deposits during 2016. Non-interest bearing demand deposits comprise 34.1%, and 32.9% of total deposits at December 31, 2016 and 2015, respectively.

The following table provides a maturity distribution of time certificates of deposits as of December 31, 2016 and 2015:

	Time Deposits under $250,000 December 31,		Time Deposits over $250,000 December 31,
	2016	2015	2016	2015
	(dollars in thousands)
Less than 3 months	$39,509	$34,911	$31,956	$32,636
3 to 12 months	50,116	66,255	14,113	12,799
Over 1 year	77,620	75,721	24,969	23,420

Total	$167,245	$176,887	$71,038	$68,855

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding beyond gathering deposits. These sources include, among others, the FHLB, and credit lines established with correspondent banks. At December 31, 2016, FHLB borrowings were $107.5 million with a weighted average maturity of 2.5 years, compared to $103.5 million at December 31, 2015 with a weighted average maturity of 2.8 years. At December 31, 2016 FHLB borrowings had a weighted average rate of 1.55% compared to 1.40% at December 31, 2015. Borrowings are obtained for a variety of reasons which include, but are not limited to: asset-liability management; funding loan growth; and to provide additional liquidity.

The Company had $10.6 million in junior subordinated debentures issued and outstanding as of December 31, 2016 compared to $10.4 million at December 31, 2015. As of December 31, 2016 the Company included $10.2 million of these debt securities in its determination of Tier I Capital for regulatory reporting purposes, as permitted under the Basel III Capital Rules. Please also refer to Note 11. Borrowings, of the consolidated financial statements filed on this Form 10-K for more information concerning borrowed funds.

Capital

At December 31, 2016, total shareholders' equity was $212.9 million. This represents an increase of $6.4 million from December 31, 2015. The change in shareholders' equity is primarily attributable to net income of $16.9 million, of which $8.7 million was retained after the payment of $8.2 million in dividends on the Company's common stock. Additional significant activity within shareholders' equity during the year ended December 31, 2016 include: a $2.6 million decrease in accumulated other comprehensive income, common stock repurchases totaling $1.6 million, and a $1.9 million increase in shareholders' equity related to share-based compensation activity including compensation expense, the exercise of stock options, and excess tax benefits.

Cash Dividends

During the years ended December 31, 2016 and 2015, the Company paid dividends on its common stock totaling $0.24 per share and $0.23 per share, respectively. The holder of the Company's Series C Preferred Stock, which was outstanding through June 2015, participated in these dividends during the period of time the Series C Preferred Stock was outstanding.

As also discussed in "Subsequent Events" of this Management's Discussion and Analysis of Financial Condition and Results of Operations, on January 25, 2017, the Company's Board of Directors declared a cash dividend of $0.06 per share, payable on February 28, 2017, to shareholders of the Company's common stock as of February 15, 2017.

See also Note 15. Restrictions on Transfers of Funds to Parent, of the consolidated financial statements filed on this Form 10-K, for additional information on limitations on dividends on common stock.

Stock Repurchase Program

On July 22, 2016, the Company announced it had amended its previously announced program for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18. Under the amended program, repurchase activity was able to commence on August 6, 2016 and could continue until February 8, 2017, the program's new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company's common stock in addition to what had already been purchased under the program, as well as under certain other circumstances as set forth in the amended program. The Company had no obligation to repurchase any shares under this program, and was able to suspend or discontinue it at any time. All shares repurchased as part of the repurchase program were cancelled, and therefore no longer available for reissuance.

During the year ended December 31, 2016, the Company repurchased and cancelled 226,170 shares of its common stock at an aggregate cost of $1.6 million, or $7.23 per share. As of December 31, 2016, the Company had repurchased and cancelled a total of 281,598 shares of its common stock under this plan at an aggregate total cost of $2.0 million or $7.28 per share. Repurchases of the Company's common stock were made pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18.

On December 13, 2016, the Company's previously announced stock repurchase plan for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18, automatically terminated pursuant to its terms as a result of the public announcement of the Merger Agreement, whereby the Company has agreed to be merged with and into Pacific Premier Bancorp, Inc. Please also see Note 2. Merger Agreement, of the consolidated financial statements filed on this Form 10-K, for additional information concerning the Merger Agreement.

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

The Bank seeks to maintain strong levels of capital in order to generally be considered "well-capitalized" under the Prompt Corrective Action framework as determined by applicable bank regulatory agencies. The Company's potential sources of capital include retained earnings and the issuance of equity, while the Bank's primary sources of capital include retained earnings and capital contributions from Bancorp.

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

The significant changes outlined under the Basel III Capital Rules that are applicable to the Company and the Bank include:

    •
    A Common Equity Tier I ("CET I") capital measure, with a minimum ratio requirement of 4.5% CET I to risk-weighted assets, and for Prompt Corrective Action purposes 6.5% or greater to generally be considered "well-capitalized."

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

When Basel III Capital Rules are fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain a 2.5% "capital conservation buffer," which is designed to absorb losses during periods of economic stress. This capital conservation buffer will be comprised entirely of CET I, and will be in addition to minimum risk-weighted asset ratios outlined under the Basel III Capital Rules. If a banking organization fails to hold capital above minimum capital ratios, including the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

The following table sets forth the Company's and the Bank's regulatory capital ratios as of December 31, 2016 and 2015:

	Regulatory Standard to Be Considered
	Adequately Capitalized (1)		Well Capitalized (2)	December 31, 2016		December 31, 2015
	Company	Bank	Bank	Company	Bank	Company	Bank
Ratio
Common Equity Tier I Capital Ratio	5.125%	5.125%	6.50%	12.16%	12.19%	12.61%	12.48%
Leverage ratio	4.000%	4.000%	5.00%	9.88%	9.47%	9.90%	9.50%
Tier I Risk-Based Capital Ratio	6.625%	6.625%	8.00%	12.71%	12.19%	13.01%	12.48%
Total Risk-Based Capital Ratio	8.625%	8.625%	10.00%	13.87%	13.35%	14.26%	13.74%
(1)
As of December 31, 2016, includes Capital Conservation Buffer of 0.625%. On a fully phased-in basis, effective January 1, 2019, under Basel III Capital Rules, minimum capital ratios to be considered "adequately capitalized," including the Capital Conservation Buffer of 2.5%, will be as follows: CET I: 7.0%; Leverage Ratio: 6.5%; Tier I Risk-Based Capital Ratio: 8.5%; Total Risk-Based Capital Ratio: 10.5%.
(2)
Reflects minimum threshold to be considered "well capitalized" under Prompt Corrective Action framework, specific to depository institutions.

Capital ratios for both the Bank and the Company decreased during 2016 as compared to that reported at December 31, 2015. The decrease in capital ratios for the Bank can be attributed in large part to a $10.0 million dividend paid to the holding company during the first quarter of 2016 to assist with the operational needs of the holding company, including the payment of common stock dividends, and to fund repurchases of the Company's common stock. Risk-based capital ratios for the Bank were also impacted by growth in risk weighted assets during 2016, which is primarily attributable to the growth in the loan portfolio. The decrease in capital ratios for the Company during 2016 can be attributed to growth in risk weighted assets, in conjunction with the payment of common stock dividends and repurchases of common stock. As of December 31, 2016 and 2015 the Bank's capital ratios were above minimum thresholds to generally be considered "well capitalized" for bank regulatory purposes. At December 31, 2016, the Company was able to include $10.2 million of junior subordinated debt in Tier I capital for regulatory capital purposes compared to $10.0 million at December 31, 2015. For additional discussion of regulatory capital requirements please see Item 1. Business – Supervision and Regulation of this Form 10-K.

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

The following table provides a summary of the Company's significant and determinable contractual obligations by payment date as of December 31, 2016 and 2015:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	December 31, 2016	December 31, 2015
	(dollars in thousands)
Deposits (1)	$1,581,301	$74,503	$23,585	$4,498	$1,683,887	$1,564,944
FHLB advances and other borrowings	43,500	12,500	23,500	28,000	107,500	103,500
Operating lease obligations	1,328	2,209	2,074	1,665	7,276	7,083
Salary continuation payments	262	524	524	3,018	4,328	4,590
Junior subordinated debentures	–	–	–	13,496	13,496	13,496

Total obligations	$1,626,391	$89,736	$49,683	$50,677	$1,816,487	$1,693,613

(1)
Deposits with no stated maturity of $1.4 billion are included in amounts due less than one year.

As disclosed in Note 19. Commitments and Contingencies, of the consolidated financial statements filed on this Form 10-K, the Company is contingently liable for letters of credit made to its customers in the ordinary course of business totaling $12.4 million at December 31, 2016 compared to $13.0 million at December 31, 2015. Included in these letter of credit commitments is a single standby letter of credit in the amount of $10.2 million, which was issued in September 2004, to guarantee the payment of taxable variable rate demand bonds. The primary purpose of the bond issue was to refinance existing debt and provide funds for capital improvement and expansion of an assisted living facility. The amount of this letter of credit was $10.2 million and $10.4 million at December 31, 2016 and 2015, respectively. The letter of credit was undrawn as of December 31, 2016 and 2015, and will expire in September 2020. The Bank has a corresponding line of credit with the FHLB in the amount of $10.2 million, which is collateralized by a blanket lien that includes all qualifying loans on the Bank's balance sheet.

The Company had undisbursed loan commitments, made in the ordinary course of business, totaling $263.8 million and $242.1 million at December 31, 2016 and 2015, respectively. The following table provides a breakdown of undisbursed loan commitments, as well as the total for standby letters of credit as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
	(dollars in thousands)
Commitments to Extend Credit
Commercial and industrial	$99,503	$101,592
Secured by real estate	51,908	37,269
Home equity lines of credit	37,991	32,072
Agriculture	33,057	38,146
Other unused commitments	20,448	17,601
Not secured by real estate	19,088	13,860
Credit card lines	1,822	1,585

Total commitments to extend credit	263,817	242,125
Standby letters of credit (1)	12,367	12,968

Total commitments and standby letters of credit	$276,184	$255,093

(1)	Includes a standby letter of credit to one customer in the amount of $10.2 million at December 31, 2016 and $10.4 million at December 31, 2015.

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

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Asset liquidity is primarily derived from loan payments and the maturity of other earning assets. Liquidity from liabilities is obtained primarily from the receipt of new deposits. The Company's Management Asset Liability Committee ("Management ALCO") is responsible for managing the on and off-balance sheet commitments to meet the needs of customers while achieving the Company's financial objectives, including but not limited to, maintaining sufficient liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions. Management ALCO meets regularly to assess projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual customer funding needs. Deposits generated from the Bank's customers serve as the primary source of liquidity. The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source. At December 31, 2016, these credit lines totaled $77.0 million and are unsecured. The Bank had no borrowings against the credit lines with its correspondent banks. The Bank is a member of the FHLB and has available collateralized borrowing capacity of $405.2 million at December 31, 2016, in addition to the $107.5 million currently outstanding. Additionally, the Company has a $10.0 million unsecured line of credit available with a correspondent bank as a secondary liquidity source for the Bancorp.

The Company also manages liquidity by maintaining an investment portfolio of readily marketable and liquid securities. These investments include mortgage backed securities and obligations of state and political subdivisions (municipal bonds) that provide a stream of cash flows. As of December 31, 2016, the Company believes investments in the portfolio can be pledged or liquidated at their current fair values in the event they are needed to provide liquidity. The ratio of liquid assets not pledged for collateral and other purposes to deposits and other liabilities was 21.38% at December 31, 2016 compared to 25.32% at December 31, 2015.

The ratio of gross loans to deposits, another key liquidity ratio, increased to 82.28% at December 31, 2016 compared to 79.70% at December 31, 2015. Management believes the level of liquid assets and available credit facilities are sufficient to meet current and anticipated funding needs. In addition, the Company's Management ALCO oversees the Company's liquidity position by reviewing a monthly liquidity report. Management is not aware of any trends, demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material change in the Company's liquidity.

Subsequent Events

Termination of Mortgage Banking Business

In January 2017, the Company's Management and Board of Directors decided to discontinue activities related to the consumer mortgage banking business, effective February 1, 2017. The discontinuation of the consumer mortgage banking business will not involve a sale of assets, but rather the discontinuation of originating and selling consumer mortgage loans. The Company will however continue to offer home equity lines of credit and home equity loans. For the year ended December 31, 2016 revenues from mortgage banking activities totaled approximately $3.4 million and non-interest expenses attributable to mortgage banking activities totaled approximately $3.2 million.

Dividend Declaration

On January 25, 2017, the Company's Board of Directors declared a cash dividend of $0.06 per share, payable on February 28, 2017, to shareholders of the Company's common stock as of February 15, 2017.

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

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company's interest earning assets and interest bearing liabilities are located at the Bank level. Thus, virtually all of the Company's interest rate risk exposure lies at the Bank level other than $13.5 million in subordinated debentures issued by the Company's subsidiary grantor trusts. Therefore, the Company's management performs all significant interest rate risk procedures at the Bank level. In addition to risk related to interest rate changes, the Bank's real estate loan portfolio, concentrated primarily within San Luis Obispo and Santa Barbara Counties of California, is subject to risks of changes in the underlying value of collateral as a result of changes in the local economy.

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

Management employs asset and liability management software to measure the Company's exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company's interest rate sensitivity. Based on the results of the software's output, management believes the Company's balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2016. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company's Management ALCO policies. Management will continue to perform this analysis each quarter.

The hypothetical impacts of sudden interest rate movements applied to the Company's asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company's net interest income is "at risk" from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company's December 31, 2016 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points ("bp") and 200 bp rate increase and a 100 bp decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, a 200 bp decrease is not considered a realistic possibility and is therefore not presented.

The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2016, if interest rates were to change immediately in the amounts set forth:

	December 31, 2016
	–100bp	+100bp	+200bp
	(dollars in thousands)
Net interest income	$64,610	$67,546	$68,602
$ Change from base	$(1,807)	$1,128	$2,185
% Change from base	–2.7%	1.7%	3.3%

It is important to note that the above table is a summary of several forecasts and actual results may vary from any of the forecasted amounts and such difference may be material and adverse to the Company. The forecasts are based on estimates and assumptions made by management, and that may turn out to be different, and may change over time. Factors affecting these estimates and assumptions include, but are not limited to: 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management's responses to each of the foregoing. Factors that vary significantly from the assumptions and estimates may have material and adverse effects on the Company's net interest income. Therefore, the results of this analysis should not be relied upon as indicative of actual future results.

The following table shows management's estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Rate Type
Variable – daily	$176,388	12.7%	$168,957	13.5%
Variable other than daily	759,309	54.8%	659,365	52.9%
Fixed rate	449,765	32.5%	418,958	33.6%

Total gross loans	$1,385,462	100.0%	$1,247,280	100.0%

As of December 31, 2016, the table above identifies approximately 12.7% of the loan portfolio that will re-price immediately in a changing rate environment. At December 31, 2016, approximately $935.7 million, or 67.5%, of the Company's loan portfolio is considered variable.

The following table provides a summary of the loans the Company can expect to see adjust above floor rates based on given movements in market rates as of December 31, 2016:

	December 31, 2016
	Move in Index Rate (bps)
	+100	+150	+200	+250	+300	+350
	(dollars in thousands)
Cumulative variable daily	$75,509	$80,614	$82,491	$82,905	$83,024	$84,364
Cumulative variable other than daily	439,588	453,273	471,447	475,283	476,241	476,428

Cumulative total variable at floor	$515,097	$533,887	$553,938	$558,188	$559,265	$560,792

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on that assessment, the Company's management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2016, has issued an audit report on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board that appears on page 75.

Report of Independent Registered Public Accounting Firm

Board of Directors
Heritage Oaks Bancorp
Paso Robles, California

We have audited the accompanying consolidated balance sheets of Heritage Oaks Bancorp and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2016, 2015 and 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

/s/Crowe Horwath LLP
Sacramento, California
March 3, 2017

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Assets
Cash and due from banks	$18,904	$15,610
Interest earning deposits in other banks	31,970	54,313

Total cash and cash equivalents	50,874	69,923
Investment securities available for sale, at fair value	458,817	450,935
Loans held for sale, at lower of cost or fair value	10,055	9,755
Gross loans held for investment	1,385,462	1,247,280
Net deferred loan fees	(1,183)	(1,132)
Allowance for loan and lease losses	(17,237)	(17,452)

Net loans held for investment	1,367,042	1,228,696
Premises and equipment, net	36,065	37,342
Bank-owned life insurance	33,715	32,850
Goodwill	24,885	24,885
Deferred tax assets, net	19,145	21,272
Federal Home Loan Bank stock	7,853	7,853
Other intangible assets	3,354	4,298
Other assets	13,085	11,930

Total assets	$2,024,890	$1,899,739

Liabilities
Non-interest bearing deposits	$573,957	$514,559
Interest bearing deposits	1,109,938	1,050,402

Total deposits	1,683,895	1,564,961
Short term FHLB borrowing	43,500	38,500
Long term FHLB borrowing	64,000	65,021
Junior subordinated debentures	10,612	10,438
Other liabilities	10,033	14,385

Total liabilities	1,812,040	1,693,305
Shareholders' Equity
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 34,345,073 shares and 34,353,014 shares as of December 31, 2016 and 2015, respectively.	164,708	165,517
Additional paid in capital	9,310	8,251
Retained earnings	40,916	32,200
Accumulated other comprehensive (loss) income	(2,084)	466

Total shareholders' equity	212,850	206,434

Total liabilities and shareholders' equity	$2,024,890	$1,899,739

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per share data)
Interest Income
Loans, including fees	$61,275	$59,599	$56,145
Investment securities	8,904	7,311	7,238
Other interest-earning assets	1,168	1,180	705

Total interest income	71,347	68,090	64,088
Interest Expense
Deposits	3,576	3,615	3,567
Other borrowings	2,161	2,216	1,590

Total interest expense	5,737	5,831	5,157

Net interest income before (reversal of) provision for loan and lease losses	65,610	62,259	58,931
(Reversal of) provision for loan and lease losses	(1,500)	–	–

Net interest income after (reversal of) provision for loan and lease losses	67,110	62,259	58,931
Non-Interest Income
Fees and service charges	5,165	5,158	5,594
Net gain on sale of mortgage loans	2,365	1,602	1,330
Gain on derivative instruments	1,212	–	–
Earnings on Bank Owned Life Insurance	1,158	855	774
Gain on sale of investment securities	891	641	646
Other mortgage fee income	631	452	290
Gain on extinguishment of debt	–	552	–
Other income	792	879	941

Total non-interest income	12,214	10,139	9,575
Non-Interest Expense
Salaries and employee benefits	26,626	23,814	23,476
Professional services	6,901	7,790	4,801
Occupancy and equipment	6,530	6,682	6,576
Information technology	2,446	2,298	3,025
Sales and marketing	1,035	1,017	843
Loan department expense	1,024	1,030	1,113
Regulatory assessments	1,019	1,212	1,164
Amortization of intangible assets	944	1,049	1,057
Merger, restructure and integration	826	(77)	9,190
Communication costs	492	562	638
Write-downs on other real estate owned	217	–	–
Other expense	3,254	2,790	2,909

Total non-interest expense	51,314	48,167	54,792

Income before income taxes	28,010	24,231	13,714
Income tax expense	11,077	8,882	4,749

Net income	16,933	15,349	8,965
Accretion on preferred stock	–	70	168

Net income available to common shareholders	$16,933	$15,279	$8,797

Earnings Per Common Share
Basic	$0.49	$0.45	$0.27
Diluted	$0.49	$0.44	$0.27
Dividends declared per common share	$0.24	$0.23	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended, December 31,
	2016	2015	2014
	(dollars in thousands)
Net income	$16,933	$15,349	$8,965
Other comprehensive income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(3,509)	(164)	8,075
Reclassification for net gains on investments included in net income	(891)	(641)	(646)

Other comprehensive (loss) income, before income tax (benefit) expense	(4,400)	(805)	7,429
Income tax (benefit) expense related to items of other comprehensive income	(1,850)	(339)	3,072

Other comprehensive (loss) income	(2,550)	(466)	4,357

Comprehensive income	$14,383	$14,883	$13,322

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

		Common Stock
						Accumulated Other Comprehensive (Loss) income
	Preferred Stock	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity
	(dollars in thousands, except per share data)
Balance, December 31, 2013	$3,604	25,397,780	$101,511	$6,020	$18,717	$(3,425)	$126,427

Issuance of common stock in MISN Transaction		7,541,326	60,255				60,255
Repurchases of common stock		(51,732)	(387)				(387)
Stock issuance costs				(381)			(381)
Partial conversion of Series C preferred stock	(2,548)	840,841	2,548	168	(168)		–
Dividends declared ($0.08 per share)					(2,742)		(2,742)
Exercise of stock options		68,339	269				269
Share-based compensation				993			993
Tax effect of share-based compensation				184			184
Net issuance of restricted share awards		108,506					–
Net income					8,965		8,965
Other comprehensive income						4,357	4,357

Balance, December 31, 2014	$1,056	33,905,060	$164,196	$6,984	$24,772	$932	$197,940

Dividends declared ($0.23 per share)					(7,851)		(7,851)
Repurchases of common stock		(3,696)	(28)				(28)
Exercise of stock options		56,432	293				293
Partial conversion of Series C preferred stock	(1,056)	348,697	1,056	70	(70)		–
Share-based compensation				1,092			1,092
Tax effect of share-based compensation				105			105
Net issuance of restricted share awards		46,521					–
Net income					15,349		15,349
Other comprehensive loss						(466)	(466)

Balance, December 31, 2015	$–	34,353,014	$165,517	$8,251	$32,200	$466	$206,434

Dividends declared ($0.24 per share)					(8,217)		(8,217)
Repurchases of common stock		(226,170)	(1,635)				(1,635)
Exercise of stock options		115,176	826				826
Share-based compensation				1,138			1,138
Tax effect of share-based compensation				(79)			(79)
Net issuance of restricted share awards		103,053					–
Net income					16,933		16,933
Other comprehensive loss						(2,550)	(2,550)

Balance, December 31, 2016	$–	34,345,073	$164,708	$9,310	$40,916	$(2,084)	$212,850

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended, December 31,
	2016	2015	2014
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$16,933	$15,349	$8,965
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,217	2,068	1,829
(Reversal of) provision for loan and lease losses	(1,500)	–	–
Write-downs on premises and equipment held for sale	–	58	880
Amortization of premiums / discounts	7,246	6,869	4,991
Amortization of intangible assets	944	1,049	1,057
Accretion of discount on acquired and purchased loans, net	(1,577)	(2,057)	(2,488)
Share-based compensation expense	1,362	1,092	993
Gain on extinguishment of debt	–	(552)	–
Gain on sale of securities, available for sale	(891)	(641)	(646)
(Gain) loss on sale of assets	(75)	6	–
Gain on sale of loans held for sale	(2,365)	(1,602)	(1,330)
Originations of loans held for sale	(174,986)	(134,762)	(81,748)
Proceeds from sale of loans held for sale	177,051	129,195	82,878
Net increase in bank owned life insurance	(865)	(639)	(622)
Decrease in deferred tax assets, net	3,952	3,987	5,407
Write-downs on OREO	217	–	–
Tax effect of share-based compensation	104	(105)	(184)
(Increase) decrease in other assets and other liabilities, net	(143)	1,838	48

Net cash provided by operating activities	27,624	21,153	20,030
Cash Flows from Investing Activities
Net cash and cash equivalents acquired in MISN Transaction	–	–	28,891
Purchase of securities, available for sale	(181,050)	(206,123)	(168,339)
Sale of securities, available for sale	107,566	55,184	129,074
Proceeds from principal paydowns of securities, available for sale	54,991	48,842	39,928
Proceeds from sale of premises and equipment	–	1,957	3,590
Purchase of FHLB stock	–	–	(941)
Increase in loans, net	(142,611)	(46,923)	(86,233)
Recoveries on previously charged-off loans	1,347	1,099	857
Proceeds from sale of foreclosed collateral	186	91	1,628
Purchase of bank owned life insurance	–	(7,500)	–
Purchase of property, premises and equipment, net	(940)	(1,642)	(6,456)

Net cash used in investing activities	(160,511)	(155,015)	(58,001)
(Continued on next page)

Heritage Oaks Bancorp
and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended, December 31,
	2016	2015	2014
	(dollars in thousands)
Cash Flows from Financing Activities
Increase in deposits, net	118,943	170,134	49,370
Proceeds from Federal Home Loan Bank borrowing	237,500	61,000	70,000
Repayments of Federal Home Loan Bank borrowing	(233,500)	(52,898)	(69,000)
Decrease in junior subordinated debentures	–	(2,550)	–
Net proceeds from exercise of stock options, including tax benefits	747	398	453
Stock issuance costs	–	–	(381)
Dividends paid	(8,217)	(7,851)	(2,742)
Repurchases of common stock	(1,635)	(28)	(387)

Net cash provided by financing activities	113,838	168,205	47,313

Net (decrease) increase in cash and cash equivalents	(19,049)	34,343	9,342
Cash and cash equivalents, beginning of period	69,923	35,580	26,238

Cash and cash equivalents, end of period	$50,874	$69,923	$35,580

Supplemental Cash Flow Information
Cash Flow Information
Interest paid	$5,638	$5,842	$4,995
Income taxes paid	$6,880	$2,420	$600
Non-Cash Flow Information
Change in unrealized (loss) gain on available for sale securities	$(3,509)	$(164)	$8,075
Loans transferred to foreclosed assets	$70	$416	$1,564
Premises transferred to held for sale	$–	$–	$2,916
Accretion on preferred stock	$–	$70	$168
Common stock issued in MISN Transaction	$–	$–	$60,255

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

Reclassifications

Certain amounts in the 2014 and 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation. These reclassifications did not have any effect on the prior years' reported net income or shareholders' equity.

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

These agencies may require the Company to recognize additions to the allowance for loan and lease losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan and lease losses and foreclosed real estate may change in future periods. See also Note 6. Loans and Allowance for Loan and Lease Losses, of these consolidated financial statements.

The Company uses an estimate of its future earnings in determining if it is more likely than not that the carrying value of its deferred tax assets will be realized over the period they are expected to reverse. If based on all available evidence, the Company believes that a portion or all of its deferred tax assets will not be realized; a valuation allowance may be established. See also Note 8. Income Taxes, of these consolidated financial statements.

The degree of judgment utilized in measuring the fair value of financial instruments, and assets and liabilities acquired in business combinations generally correlates to the level of pricing observability. Financial instruments, and acquired assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments, and acquired assets and liabilities rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment is utilized in measuring the fair value. Observable pricing is impacted by a number of factors, including the type of asset or liability, whether the asset or liability is new to the market and not yet established, and the characteristics specific to the transaction. See also Note 3. Business Combination, and Note 4. Fair Value of Assets and Liabilities, of these consolidated financial statements.

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

Note 1. Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements

Recent Accounting Guidance Adopted

In September, 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments to assets acquired and liabilities assumed in a business combination. The new guidance under this update requires the cumulative impact of measurement period adjustments be recognized in the period the adjustment is determined. This update does not change what constitutes a measurement period adjustment, nor does it change the length of the measurement period. The new standard became effective for interim annual periods beginning after December 15, 2015 and should be applied prospectively to measurement period adjustments that occur after the effective date. This update did not have an impact on the Company's consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating this update, but does not expect the adoption of the amendments within this update will have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update changes the methodology used by financial institutions under current U.S. GAAP to recognize credit losses in the financial statements. Currently, U.S. GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet. This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings. The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted. Upon adoption of the amendments within this update, the Company will be required to make a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently in the process of evaluating the impact the adoption of this update will have on its consolidated financial statements. The Company believes the CECL model will generally result in earlier recognition of credit losses for loans and other financing receivables in the consolidated financial statements. The Company is evaluating historical loan level data requirements necessary for the implementation of the CECL model, as well as various methodologies for determining expected credit losses.

Note 1. Summary of Significant Accounting Policies – continued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update improves the understanding and comparability of lessees' financial commitments by requiring lease assets and lease liabilities to be recognized on the balance sheet for those leases classified as operating leases under current U.S. GAAP. This update requires a lessee to recognize on the balance sheet a lease liability to make lease payments and a right of use asset, representing the right to use the underlying asset, during the term of the lease. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach, with early adoption permitted. The Company is currently in the process of evaluating the impact that the adoption of this update will have on its financial statements. While the impact of the adoption of this update is dependent upon leases outstanding at the time of adoption, the Company preliminarily believes the adoption of this update will not have a material impact on the Company's consolidated financial statements, as the current gross amount of estimated future lease payments is less than 0.4% of total assets as of December 31, 2016.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). This update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance under the update requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit on the income statement. The amendments within the update are effective for fiscal years and all interim periods beginning after December 31, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of this update will have on the consolidated financial statements. The Company preliminarily believes the adoption of this update will result in a marginal amount of volatility within income tax expense, depending on the amount and timing of share-based compensation award activity such as: the vesting of restricted stock awards and restricted stock units, as well as the exercise of stock options.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The amendments within this update are effective for the quarter ending March 31, 2018. The Company is currently in the process of evaluating the impact of the adoption of this update will have on the consolidated financial statements. The Company preliminarily believes the adoption of this update will not have a material impact on the consolidated financial statements, as a majority of the Company's revenue generating transactions are not included in the scope of this update.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The amendments in this update require that public entities measure equity investments with readily determinable fair values, at fair value, with changes in their fair value recorded through net income. This ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of the adoption of this update, but preliminarily does not expect a material impact on the Company's consolidated financial statements as the majority of the Company's investment securities are classified as available for sale debt securities.

Note 1. Summary of Significant Accounting Policies – continued

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

Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement. Impairment is measured based on a discounted cash flow analysis or in the case of loans that are deemed collateral dependent, impairment is measured based on the fair value of the underlying collateral, which is supported by the appraised value of the collateral less any estimated costs to sell. Collateral dependent impaired loans are classified as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values based on Company specific experience with similar collateral, the Company records impaired loans as non-recurring Level 3.

Note 1. Summary of Significant Accounting Policies – continued

Other Real Estate Owned and Foreclosed Collateral

Other real estate owned and foreclosed collateral are adjusted to fair value, less any estimated costs to sell, at the time the loans are transferred into this category. The fair value of these assets is based on independent appraisals, observable market prices for similar assets, or management's estimation of value. When the fair value is based on independent appraisals or observable market prices for similar assets, the Company records other real estate owned or foreclosed collateral as non-recurring Level 2 assets. When appraised values are not available, there is no observable market price for similar assets, or management determines the fair value of the asset is further impaired below appraised values or observable market prices based on Company specific experience with similar assets, the Company records other real estate owned or foreclosed collateral as non-recurring Level 3 assets. The most common adjustment to reported appraised values of collateral is a monthly discount linked to the passage of time since the last appraisal. This discount factor may range between 1% and 3% per month and is consistent with that used in the appraisals to discount for the passage of time between the transaction date for comparable properties used in the appraisal and the appraisal date.

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

Note 1. Summary of Significant Accounting Policies – continued

Derivative Financial Instruments

Derivative financial instruments consist of back-to-back interest rate swap contracts between the Company and certain of its borrowers, as well as between the Company and a counterparty bank. These interest rate swaps involve the exchange of fixed and variable rate interest payments between the Company and its counterparties, and are accounted for as free standing derivative contracts, carried at fair value in the Company's consolidated financial statements. The fair value of these contracts is determined through a third party valuation model used by the Company's counterparty bank, which uses observable market data inputs such as cash LIBOR rates, prices of Eurodollar futures contracts, and market swap rates. The Company records interest rate swap contacts as recurring Level 2 assets and liabilities.

Off-Balance Sheet Instruments

Fair values of commitments to extend credit and standby letters of credit are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

Cash and Cash Equivalents

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. In management's opinion, the Bank is in compliance with the reserve requirements as of December 31, 2016. The Company maintains amounts due from banks that exceed federally insured limits. Historically the Company has not experienced any losses in such accounts. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. Generally, interest bearing balances due from banks represent excess liquidity that the Company and/or Bank invests through other institutions overnight.

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

Note 1. Summary of Significant Accounting Policies – continued

When an investment is deemed to be other than temporarily impaired, the Company assesses whether it has the intent to sell the investment, or if it is more likely than not that it will be required to sell the investment before its anticipated recovery of its full basis in the security. If the Company does not intend, nor anticipates it will be required to sell the investment, it must still perform an evaluation of future cash flows it expects to receive from the investment to determine if a credit loss has occurred. The evaluation includes future cash flows from the investment the Company expects to collect, based on an assessment of all available information about the applicable investment. The Company considers such factors as: the structure of the security and the Company's position within that structure, the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security, expected changes in real estate prices, and assumptions regarding interest rates, to determine whether the Company will recover the remaining amortized cost basis of the security.

In the event that a credit loss is deemed to have occurred, only the amount of impairment related to the credit loss is recognized in current period earnings. OTTI amounts related to all other factors, such as market conditions, are recorded as a component of accumulated other comprehensive income.

Federal Home Loan Bank Stock

The Bank is a member of the FHLB and as a condition of membership, the Bank is required to purchase stock in the FHLB. The required ownership of FHLB stock is based on the level of borrowing the Bank has obtained from the FHLB. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. There have been no events that would suggest that an impairment in the carrying value of the stock has occurred as of December 31, 2016. Dividends received on the FHLB stock are reported as a component of interest income.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value, which is determined by the specified value in the sales contract with the third party buyer. Net unrealized losses, if any, are recognized through a valuation allowance through charges to other non-interest expense.

Loans Held for Investment

Loans management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation allowances and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Nonrefundable fees and certain costs associated with originating or acquiring loans are deferred and accreted/amortized as an adjustment to interest income over the contractual lives of the loan. Upon prepayment, unamortized loan fees, net of costs, are immediately recognized in interest income. Other fees, including those collected upon principal prepayments, are included in interest income when received.

Loans for which the accrual of interest has been discontinued are designated as non-accruing loans. The accrual of interest on loans is discontinued when principal and/or interest has become delinquent 90 days or more based on the contractual terms of the loan and/or when, in the opinion of management, there is reasonable doubt as to collectability, unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income. This policy is consistently applied to all portfolio segments.

Note 1. Summary of Significant Accounting Policies – continued

Interest income generally is not recognized on non-accruing loans unless the likelihood of further loss is remote. Interest payments received on non-accrual loans is generally applied as a reduction to the loan principal balance. Interest accruals are resumed only when the loan is brought current with respect to interest and principal and when, in the judgment of management, all remaining principal and interest is deemed to be fully collectable, there has been at least six months of sustained repayment performance since the loan was placed on non-accrual status and/or management believes, based on current information, that the loan is no longer impaired. Interest payments received from the borrower and applied as a reduction to the principal balance of the loan while the loan was on non-accrual status is not recognized in interest income until such time that the loan is repaid in full.

The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Measurement of impairment is based on expectations of future cash flows which are discounted at the loan's original effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral dependent loans for which foreclosure is probable are measured for impairment based on the fair value of the collateral. The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans. All impaired loans are generally charged-off, either partially or fully, at such time that it is highly certain a loss has been realized.

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

The ALLL is maintained at a level which, in management's judgment, is appropriate to absorb probable credit losses inherent in the loans within the loan portfolio as of the balance sheet date. The amount of the ALLL is based on management's evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified balances and specific impaired loans, and economic conditions and the related impact on specific borrowers and industry groups. The ALLL is increased by provisions for loan and lease losses and decreased by reversals of provisions for loan and lease losses, charged or credited to current period earnings. The ALLL is also decreased by loan charge-offs and increased by recoveries on previously charged-off loans. Changes in the ALLL relating to impaired loans, including troubled debt restructurings ("TDRs"), are charged or credited to the provision for loan and lease losses. Due to uncertainties inherent in the estimation process, management's estimate of probable credit losses inherent in the loan portfolio and the related allowance may change.

The process in which management determines the appropriate level of the ALLL involves the exercise of considerable judgment and the use of estimates. While management utilizes its best judgment and all available information in determining the adequacy of the ALLL, the ultimate adequacy of the ALLL is dependent upon a variety of factors beyond the Company's control, including but not limited to, the performance of the loan portfolio, changes in current and future economic conditions and the view of regulatory agencies regarding the level of classified assets. Weakness in economic conditions and any other factor that may adversely affect credit quality and/or that may result in higher levels of: past due and non-accruing loans, loan defaults, and/or increased loan charge-offs, may require additional provisions for loan and lease losses in future periods and a higher balance in the Company's ALLL. The ALLL, as more fully described below, is comprised of three components: general reserves, specific loan reserves, and a reserve for PCI loans. Please also see "Acquired Loans and Leases" of this Summary of Significant Accounting Policies for discussion concerning PCI loans.

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

Specific Loan Reserves – The specific reserve component of the ALLL is determined through the measurement of impairment on loans that have been identified as impaired during each reporting period. A comprehensive analysis is performed at the time a loan is deemed impaired, which includes obtaining updated financial information regarding the borrower, obtaining updated appraisals on any collateral securing the loan and ultimately determining the extent to which the loan is impaired. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by third party valuation experts. For collateral dependent loans, impairment is measured based on an evaluation of the fair value of the collateral relative to the recorded investment in the loan. If the primary source of repayment of the loan is deemed to be cash flows from the borrower, impairment is measured through a discounted cash flow analysis using the loan's effective interest rate. Once the amount of impairment has been determined, the Company establishes a corresponding valuation allowance which then becomes a component of the Company's specific loan reserve in the ALLL.

Reserve for PCI Loans – Quarterly, management performs an evaluation of future cash flows for PCI loans. These evaluations are performed on the individual loan level for each PCI loan. If current expectations of future cash flows are less than management's previous expectations, other than due to decreases in interest rates and prepayment assumptions, an allowance for loan and leases losses is recorded with a charge to provision for loan and lease losses. In the event there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company first reduces any previously established allowance for loan and lease losses, and then records an adjustment to interest income through a prospective increase in the accretable yield.

Impaired Loans

A loan is identified as impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. The Company periodically performs a review of all significant problem loans. If based on this review it is determined that the loan is impaired, the Company obtains updated appraisal information on the underlying collateral for collateral dependent loans and updated cash-flow information if the loan is unsecured or primarily dependent on future operating or other cash flows from the borrower. Once the updated financial information is obtained and analyzed by management, a valuation allowance, if necessary, is established against the loan or a loss is recognized by a charge to the ALLL. Therefore, at the time a loan is considered impaired a valuation allowance typically has already been established or balances deemed uncollectable have been charged-off.

Note 1. Summary of Significant Accounting Policies – continued

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

The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Measurement of impairment is based on expectations of future cash flows which are discounted at the loan's original effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral dependent loans for which foreclosure is probable are measured for impairment based on the fair value of the collateral. The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans. All impaired loans are generally charged-off, either partially or fully, at such time that it is highly certain a loss has been realized.

Note 1. Summary of Significant Accounting Policies – continued

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

Note 1. Summary of Significant Accounting Policies – continued

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

Reserve for Off-Balance Sheet Loan Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding. Estimated losses related to these commitments are not included in the ALLL, instead they are accounted for as a separate loss contingency reserve and included within other liabilities on the Company's consolidated balance sheets. Adjustments to this reserve are recorded as a charge to earnings, which is included in other non-interest expense on the consolidated statements of income. Losses are experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a party that may not be as financially sound in the current period as it was when the commitment was originally made.

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

Income Taxes

Income taxes reported in the consolidated financial statements are computed based on an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in the financial statement or tax returns. The measurement of tax assets and liabilities is based on the provisions of enacted tax laws. The Company files consolidated federal and combined state income tax returns. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of operations. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

Note 1. Summary of Significant Accounting Policies – continued

Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. In making the determination whether a deferred tax asset is more likely than not to be realized, management performs a quarterly evaluation of all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. See also Note 8. Income Taxes, of these consolidated financial statements for additional information related to deferred income taxes.

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

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2016.

Other Real Estate Owned ("OREO")

Real estate and other property acquired in full or partial settlement of loan obligations is referred to as OREO. These assets are originally recorded in the Company's consolidated financial statements at their estimated fair value less any costs to sell the property. When OREO assets are acquired, typically through foreclosure or surrendered in lieu of foreclosure, the Company compares the estimated fair value of the property against its recorded investment in the related loan. If the estimated fair value of the property, including estimates for the cost to sell, is less than the recorded investment in the related loan, the difference in the carrying value of the loan is charged to the allowance for loan and lease losses prior to the loan's transfer to OREO. Should the fair value of OREO decline in subsequent periods, the Company establishes a valuation allowance for OREO through a charge to non-interest expense. All related operating or maintenance costs are charged to non-interest expense as incurred. Any subsequent gains or losses on the sale of OREO assets are recorded as a component of non-interest income.

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

Accumulated Other Comprehensive Income

The Company records changes in the unrealized gain (loss) on available for sale securities, net of income taxes, as an adjustment to accumulated other comprehensive income. Unrealized gains (losses) on available for sale securities are reclassified to current period earnings as the gains (losses) are realized upon the sale of securities. Unrealized losses related to OTTI are reclassified to current period earnings at the time OTTI is deemed to have occurred. Unrealized gains (losses) related to available for sale securities was the only component of accumulated other comprehensive income for the Company for the years ended December 31, 2016, 2015 and 2014.

Share-Based Compensation

The Company grants incentive and non-qualified stock options, as well as restricted stock to directors and employees as a form of compensation. U.S. GAAP requires the Company to recognize compensation expense for the grant-date fair value of stock options and other equity-based forms of compensation over the period the awards are expected to vest. For liability classified awards, the Company re-measures the amount of the liability attributable to those each period, which is based on changes in the Company's stock price. The Company uses a straight-line method for the recognition of all share-based compensation expense. See also Note 13. Share-Based Compensation Plans, of these consolidated financial statements for additional information related to share-based compensation.

Earnings Per Share

Basic earnings per common share are computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per common share are computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding over the reporting period, adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares are determined using the treasury stock method and include incremental shares issuable upon the exercise of stock options and other share-based compensation awards, such as restricted stock and restricted stock units that settle in shares of the Company's common stock. Unvested restricted stock awards contain non-forfeitable rights to receive dividends. As such, these awards are considered participating securities and the Company has applied the two-class method in the computation of basic and diluted earnings per share in periods where these awards are outstanding.

Note 1. Summary of Significant Accounting Policies – continued

Under the two-class method, distributed and undistributed earnings allocable to participating securities are deducted from net income to determine net income allocable to common shareholders, which is then used in the numerator of both basic and diluted earnings per share calculations. The computation of diluted earnings per common share excludes the impact of the assumed exercise or issuance of securities that would have an anti-dilutive effect, which can occur when the Company reports a net loss or when the market price for the Company's stock falls below the exercise price of equity awards issued by the Company.

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

Derivative Financial Instruments

Derivative financial instruments consist of back-to-back interest rate swap contracts which are accounted for as free standing derivative contracts, carried at fair value, and are included in other assets and other liabilities in the Company's consolidated financial statements. These interest rate swaps allow the Company to provide variable rate financing to qualified borrowers, while allowing these borrowers to effectively convert their variable rate obligations to a fixed stream of cash flows. Changes in the fair value of these derivative instruments are recorded in other non-interest income. Since the interest rate swap contacts the Company enters into with certain of its borrowers have identical terms to the interest rate swap contracts entered into with the counterparty bank, changes in the fair value of interest rate swap assets and liabilities offset each other in the consolidated statements of income. Favorable variances in the pricing of interest rate swaps between the Company and its borrowers compared to that of the pricing of corresponding swaps between the Company and its counterparty bank are recognized as gains on derivative instruments at the inception of the transaction and are included in non-interest income.

Note 2. Merger Agreement

Merger Agreement

On December 12, 2016, the Company and Pacific Premier Bancorp, Inc., a Delaware corporation ("PPBI"), entered into an Agreement and Plan of Reorganization (the "Merger Agreement") pursuant to which the Company will be merged with and into PPBI, with PPBI surviving (the "Corporate Merger"), immediately followed by the merger of Heritage Oaks Bank with and into Pacific Premier Bank, the wholly-owned bank subsidiary of PPBI ("Pacific Premier"), with Pacific Premier surviving (the "Bank Merger"). The Corporate Merger and Bank Merger are collectively referred to in this Annual Report on Form 10-K as the "Announced Transaction." The consideration paid to shareholders of the Company will consist of whole shares of PPBI common stock, and cash in lieu of fractional shares of PPBI common stock. Upon consummation of the Corporate Merger, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the merger will be cancelled and converted into the right to receive 0.3471 shares of PPBI common stock.

Note 2. Merger Agreement – continued

The Merger agreement contains customary representations and warranties from the Company to PPBI, which are qualified by the confidential disclosures provided by the Company to PPBI, and customary representations and warranties from PPBI to the Company.

Note 3. Business Combination

Acquisition of Mission Community Bancorp

On February 28, 2014, the Company acquired 100% of the outstanding common shares of Mission Community Bancorp ("MISN") and all unexercised warrants and options to purchase MISN common stock were cancelled, in exchange for 7,541,326 shares of the Company's common stock and $8.7 million in cash (the "MISN Transaction"). Through the MISN Transaction, the Company acquired $453.7 million in assets, including $280.6 million in loans, and assumed $384.7 million in liabilities, including $371.5 million in deposits. The MISN Transaction was valued at $69.0 million. In conjunction with the MISN Transaction, MISN's wholly-owned bank subsidiary, Mission Community Bank, was merged with and into Heritage Oaks Bank.

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

For the Year Ended December 31, 2014
(dollars in thousands, except per share data)
Net interest income	$61,185
Provision for loan and lease losses	–
Non-interest income	10,189
Non-interest expense	58,227

Income before income taxes	13,147
Income tax expense	4,553

Net income	$8,594

Earnings Per Common Share
Basic	$0.25
Diluted	$0.25

Note 4. Fair Value of Assets and Liabilities

Recurring Basis

The following table provides a summary of the financial instruments the Company measures at fair value on a recurring basis as of December 31, 2016 and 2015:

		Fair Value Measurements Using
	As of December 31, 2016 Assets At Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Assets
Available for sale investments:
Obligations of U.S. government agencies	$60,643	$–	$60,643	$–
Mortgage backed securities
U.S. government sponsored entities and agencies	239,335	–	239,335	–
Non-agency	24,237	–	24,237	–
State and municipal securities	125,831	–	125,831	–
Asset backed securities	8,771	–	8,771	–
Derivative financial instruments:
Interest rate swaps	1,364	–	1,364	–

Total assets measured on a recurring basis	$460,181	$–	$460,181	$–

Liabilities
Derivative financial instruments:
Interest rate swaps	$1,364	$–	$1,364	$–

Total liabilities measured on a recurring basis	$1,364	$–	$1,364	$–

Note 4. Fair Value of Assets and Liabilities – continued

		Fair Value Measurements Using
	As of December 31, 2015 Assets At Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Assets
Available for sale investments:
Obligations of U.S. government agencies	$47,318	$–	$47,318	$–
Mortgage backed securities
U.S. government sponsored entities and agencies	245,235	–	245,235	–
Non-agency	34,317	–	34,317	–
State and municipal securities	108,406	–	108,406	–
Asset backed securities	15,627	–	15,627	–
Other investments	32	32	–	–
Derivative financial instruments:
Interest rate swaps	–	–	–	–

Total assets measured on a recurring basis	$450,935	$32	$450,903	$–

Liabilities
Derivative financial instruments:
Interest rate swaps	$–	$–	$–	$–

Total liabilities measured on a recurring basis	$–	$–	$–	$–

There were no transfers between levels of fair value measures during 2016 and 2015 for assets measured at fair value on a recurring basis. There were no liabilities measured on a recurring basis during 2015. As of December 31, 2016 and 2015, there were no assets or liabilities classified as Level 3.

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

Note 4. Fair Value of Assets and Liabilities – continued

The following tables provide a summary of assets the Company measures at fair value on a non-recurring basis as of December 31, 2016 and 2015. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2015.

		Fair Value Measurements Using
	As of December 31, 2016 Assets At Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year To Date Losses (Recoveries)
	(dollars in thousands)
Assets
Foreclosed assets	$70	$–	$70	$–	$18

Total assets measured on a non-recurring basis	$70	$–	$70	$–	$18

Fair Value Measurements Using
As of December 31, 2015 Assets At Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year To Date Losses (Recoveries)
(dollars in thousands)
Assets
Foreclosed assets	$–	$–	$–	$–	$–

Total assets measured on a non-recurring basis	$–	$–	$–	$–	$–

There were no transfers between levels of fair value measures during 2016 and 2015 for assets measured at fair value on a non-recurring basis.

Note 4. Fair Value of Assets and Liabilities – continued

Fair Value of Financial Instruments

The following tables provide a summary of the estimated fair value of financial instruments at December 31, 2016 and 2015:

		Fair Value Measurements Using
	As of December 31, 2016 Carrying Amount
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$50,874	$50,874	$–	$–	$50,874
Investment securities available for sale	458,817	–	458,817	–	458,817
Federal Home Loan Bank stock	7,853	–	–	–	N/A
Loans receivable, net	1,367,042	–	–	1,355,761	1,355,761
Loans held for sale	10,055	–	10,055	–	10,055
Interest rate swaps	1,364	–	1,364	–	1,364
Accrued interest receivable	6,834	–	2,840	3,994	6,834
Liabilities
Non-interest bearing deposits	573,957	573,957	–	–	573,957
Interest bearing deposits	1,109,938	–	1,108,247	–	1,108,247
Federal Home Loan Bank advances	107,500	–	107,503	–	107,503
Junior subordinated debentures	10,612	–	–	9,185	9,185
Interest rate swaps	1,364	–	1,364	–	1,364
Accrued interest payable	489	–	489	–	489

Note 4. Fair Value of Assets and Liabilities – continued

		Fair Value Measurements Using
	As of December 31, 2015 Carrying Amount
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$69,923	$69,923	$–	$–	$69,923
Investment securities available for sale	450,935	32	450,903	–	450,935
Federal Home Loan Bank stock	7,853	–	–	–	N/A
Loans receivable, net	1,228,696	–	–	1,250,903	1,250,903
Loans held for sale	9,755	–	9,755	–	9,755
Interest rate swaps	–	–	–	–	–
Accrued interest receivable	6,256	–	2,589	3,667	6,256
Liabilities
Non-interest bearing deposits	514,559	514,559	–	–	514,559
Interest bearing deposits	1,050,402	–	1,051,731	–	1,051,731
Federal Home Loan Bank advances	103,521	–	104,718	–	104,718
Junior subordinated debentures	10,438	–	–	8,195	8,195
Interest rate swaps	–	–	–	–	–
Accrued interest payable	390	–	390	–	390

Information on off-balance sheet instruments as of December 31, 2016 and 2015 follows:

	December 31, 2016		December 31, 2015
	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
	(dollars in thousands)
Off-balance sheet instruments, commitments to extend credit and standby letters of credit	$276,184	$2,762	$255,093	$2,551

Note 5. Investment Securities

The following tables set forth the amortized cost and fair values of the Company's investment securities, all of which are reported as available for sale at December 31, 2016 and 2015:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$61,119	$105	$(581)	$60,643
Mortgage backed securities
U.S. government sponsored entities and agencies	242,203	857	(3,725)	239,335
Non-agency	24,224	46	(33)	24,237
State and municipal securities	125,911	2,154	(2,234)	125,831
Asset backed securities	8,956	–	(185)	8,771

Total available for sale securities	$462,413	$3,162	$(6,758)	$458,817

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. government agencies	$47,478	$269	$(429)	$47,318
Mortgage backed securities
U.S. government sponsored entities and agencies	246,561	986	(2,312)	245,235
Non-agency	34,645	–	(328)	34,317
State and municipal securities	105,164	3,486	(244)	108,406
Asset backed securities	16,183	–	(556)	15,627
Other investments	100	–	(68)	32

Total available for sale securities	$450,131	$4,741	$(3,937)	$450,935

Note 5. Investment Securities – continued

Those investment securities available for sale which have an unrealized loss position at December 31, 2016 and 2015 are detailed below:

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$21,704	$(78)	$29,879	$(503)	$51,583	$(581)
Mortgage backed securities
U.S. government sponsored entities and agencies	142,895	(3,098)	20,733	(627)	163,628	(3,725)
Non-agency	9,433	(29)	634	(4)	10,067	(33)
State and municipal securities	54,527	(2,234)	–	–	54,527	(2,234)
Asset backed securities	–	–	8,771	(185)	8,771	(185)

Total	$228,559	$(5,439)	$60,017	$(1,319)	$288,576	$(6,758)

	December 31, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Obligations of U.S. government agencies	$34,533	$(429)	$–	$–	$34,533	$(429)
Mortgage backed securities
U.S. government sponsored entities and agencies	131,570	(1,485)	31,558	(827)	163,128	(2,312)
Non-agency	31,400	(317)	2,917	(11)	34,317	(328)
State and municipal securities	15,660	(243)	235	(1)	15,895	(244)
Asset backed securities	–	–	15,626	(556)	15,626	(556)
Other investments	32	(68)	–	–	32	(68)

Total	$213,195	$(2,542)	$50,336	$(1,395)	$263,531	$(3,937)

A total of 138 and 104 securities were in an unrealized loss position as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company believes that unrealized losses on its investment securities are not attributable to credit quality, but rather fluctuations in market prices. In the case of the agency mortgage related securities, contractual cash flows are guaranteed by agencies of the U.S. Government. While the Company's investment security holdings have contractual maturity dates that range from 1 to 40 years, they have a much shorter effective duration dependent on the instrument's priority in the overall cash flow structure and the characteristics of the loans underlying the investment security.

Management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery. As of December 31, 2016, the Company does not believe unrealized losses related to any of its securities are other than temporary.

Note 5. Investment Securities – continued

The proceeds from the sales and calls of securities and the associated gains and losses are listed below for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Proceeds	$107,566	$55,184	$129,074
Gross gains	1,305	815	1,050
Gross losses	(414)	(174)	(404)

The income tax expense related to these net realized gains was $0.4 million, $0.3 million, and $0.3 million, during the years ended December 31, 2016, 2015 and 2014 respectively.

The table below provides a maturity distribution of available for sale investment securities at December 31, 2016 and 2015. The table reflects the expected lives of mortgage-backed securities, based on the Company's historical prepayment experience, because borrowers have the right to prepay obligations without prepayment penalties. Contractual maturities are reflected for all other security types. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Due one year or less	$43,127	$43,015	$51,049	$50,978
Due after one year through five years	147,891	147,201	153,444	152,916
Due after five years through ten years	187,652	186,296	182,996	184,870
Due after ten years	83,743	82,305	62,642	62,171

Total	$462,413	$458,817	$450,131	$450,935

Securities having an amortized cost and a fair value of $184.8 million and $183.8 million, respectively at December 31, 2016, and $153.9 million and $155.2 million, respectively at December 31, 2015 were pledged to secure public deposits. At December 31, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total securities.

Note 5. Investment Securities – continued

The following table summarizes earnings on investment securities, both taxable, and those that are exempt from federal taxation:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Taxable earnings on investment securities
Mortgage backed securities	$4,695	$3,675	$4,433
Obligations of U.S. government agencies	915	645	348
State and municipal securities	621	527	85
Asset backed securities	123	147	353
Corporate debt securities	–	–	6
Earnings on investment securities exempt from federal taxation
State and municipal securities	2,550	2,317	2,013

Total	$8,904	$7,311	$7,238

Note 6. Loans and Allowance for Loan and Lease Losses

The following table provides a summary of outstanding loan balances:

	December 31, 2016			December 31, 2015
	Non-PCI Loans	PCI Loans	Total Loans Receivable	Non-PCI Loans	PCI Loans	Total Loans Receivable
	(dollars in thousands)
Real Estate Secured
Commercial	$638,089	$5,602	$643,691	$573,559	$5,685	$579,244
Residential 1 to 4 family	205,875	124	205,999	165,256	573	165,829
Farmland	155,771	–	155,771	120,566	–	120,566
Multi-family residential	77,941	–	77,941	79,381	–	79,381
Home equity lines of credit	24,796	–	24,796	31,387	–	31,387
Construction and land	21,642	224	21,866	35,387	282	35,669

Total real estate secured	1,124,114	5,950	1,130,064	1,005,536	6,540	1,012,076
Commercial
Commercial and industrial	182,165	472	182,637	164,025	783	164,808
Agriculture	67,095	1,470	68,565	62,911	1,452	64,363

Total commercial	249,260	1,942	251,202	226,936	2,235	229,171
Consumer	4,196	–	4,196	6,033	–	6,033

Total loans held for investment	1,377,570	7,892	1,385,462	1,238,505	8,775	1,247,280
Deferred loan fees	(1,183)	–	(1,183)	(1,132)	–	(1,132)
Allowance for loan and lease losses	(17,237)	–	(17,237)	(17,373)	(79)	(17,452)

Total net loans held for investment	$1,359,150	$7,892	$1,367,042	$1,220,000	$8,696	$1,228,696

Loans held for sale	$10,055	$–	$10,055	$9,755	$–	$9,755

Note 6. Loans and Allowance for Loan and Lease Losses – continued

Non-PCI loans acquired in the MISN Transaction totaled $132.4 million and $163.8 million as of December 31, 2016 and 2015, respectively, and are included in total non-PCI loans in the table above. The decline in MISN loan balances is attributable to loan prepayments, payoffs, and scheduled principal reduction. Loans held for sale consist of single-family residential mortgage loans under contract to be sold in the secondary market. In most cases these loans are sold within thirty to sixty days.

Concentration of Credit Risk

The Company held loans that were collateralized by various forms of real estate, including residential 1 to 4 family loans originated and held for sale, totaling $1.1 billion and $1.0 billion at December 31, 2016 and 2015, respectively. These loans are generally made to borrowers located in the counties of San Luis Obispo, Santa Barbara, and Ventura. The Company attempts to reduce its concentration of credit risk by making loans which are diversified by product type. While Management believes that the collateral presently securing this portfolio is adequate, there can be no assurance that deterioration in the California real estate market, or the impact of the current California drought on our real estate collateralized loans, would not expose the Company to significantly greater credit risk.

Loans Serviced for Others

Loans serviced for others are not included in the Company's consolidated financial statements. The unpaid principal balance of loans serviced for others, exclusive of Small Business Administration ("SBA") loans, was $33.3 million and $38.0 million at December 31, 2016 and 2015, respectively. Periodically, the Company originates SBA loans for sale for which it retains the servicing of the guaranteed portion of the loan sold. At December 31, 2016 and 2015, the unpaid principal balance of SBA loans serviced for others totaled $6.3 million and $8.5 million, respectively. The Company did not sell any SBA loans during the years ended December 31, 2016 and 2015. Gains related to the sale of SBA loans totaled $43 thousand for the year ended December 31, 2014 and are included as a component of other income in non-interest income.

Pledged Loans

At December 31, 2016, the Bank pledged $748.8 million of loans to the FHLB of San Francisco to secure a credit facility totaling $517.8 million under a blanket lien. Of this credit facility, $10.2 million is available as a line of credit, while the remainder is available for potential future borrowings.

Purchased Credit Impaired Loans

As part of the MISN Transaction, described in Note 3. Business Combination, of these consolidated financial statements, the Company acquired certain loans classified as PCI loans. These loans have exhibited evidence of deterioration in credit quality since their origination, and at their acquisition it was deemed probable all contractually required payments would not be collected.

Note 6. Loans and Allowance for Loan and Lease Losses – continued

The table below summarizes the unpaid principal balance and carrying amount of PCI loans as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Unpaid Principal Balance	Carrying Amount	Unpaid Principal Balance	Carrying Amount
	(dollars in thousands)
Real Estate Secured
Commercial	$6,872	$5,602	$7,139	$5,685
Construction and land	300	224	382	282
Residential 1 to 4 family	196	124	875	573

Total real estate secured	7,368	5,950	8,396	6,540
Commercial
Agriculture	1,500	1,470	1,500	1,452
Commercial and industrial	742	472	1,211	783

Total commercial	2,242	1,942	2,711	2,235

Total PCI loans	$9,610	$7,892	$11,107	$8,775

The following table summarizes the accretable yield, or income expected to be collected on PCI loans:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Beginning balance	$3,821	$4,374	$–
Additions (1)	–	–	4,673
Accretion of income	(1,077)	(1,431)	(1,362)
Changes in expected cash flows (2)	(104)	878	1,063

Ending balance	$2,640	$3,821	$4,374

(1)
Attributable to loans acquired in the MISN Transaction.
(2)
Changes in expected cash flows during the year ended December 31, 2016 were driven by prepayments on PCI loans. Changes in expected cash flows during the years ended December 31, 2015 and 2014 were attributed to positive changes in expectations of future cash flows on PCI loans.

Note 6. Loans and Allowance for Loan and Lease Losses – continued

Impaired Loans

The following tables provide a summary of the Company's recorded investment in non-PCI and PCI impaired loans as of and for the periods presented.

	For the Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Construction and land	$3,857	$8,630	$–	$4,663	$72
Commercial	2,254	2,877	–	2,967	119
Residential 1 to 4 family	375	519	–	423	25
Farmland	322	329	–	516	32
Home equity lines of credit	46	46	–	69	–
Commercial
Commercial and industrial	2,786	3,046	–	3,224	194
Agriculture	603	694	–	1,066	58
Consumer	75	91	–	145	6

Total	10,318	16,232	–	13,073	506
With Related Allowance
Real Estate Secured
Commercial	277	296	24	285	15
Commercial
Commercial and industrial	3,783	3,837	331	1,876	93
Agriculture	322	332	80	362	10

Total	4,382	4,465	435	2,523	118

Total Non-PCI impaired loans	$14,700	$20,697	$435	$15,596	$624

Note 6. Loans and Allowance for Loan and Lease Losses – continued

	For the Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
PCI Loans (1)
Without Related Allowance
Real Estate Secured
Commercial	$5,602	$6,872	$–	$5,639	$550
Residential 1 to 4 family	124	196	–	303	256
Construction and land	224	300	–	255	45
Commercial
Agriculture	1,470	1,500	–	1,460	118
Commercial and industrial	472	742	–	596	108

Total PCI loans	$7,892	$9,610	$–	$8,253	$1,077

(1)
At December 31, 2016 there was no ALLL for PCI loans.

	For the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Construction and land	$5,138	$9,615	$–	$5,784	$72
Commercial	3,855	5,328	–	4,097	141
Residential 1 to 4 family	694	860	–	620	12
Farmland	587	588	–	564	34
Home equity lines of credit	85	86	–	112	–
Commercial
Commercial and industrial	2,295	2,510	–	3,292	46
Agriculture	724	815	–	682	9
Consumer	146	204	–	148	5

Total	13,524	20,006	–	15,299	319
With Related Allowance
Real Estate Secured
Commercial	435	665	59	468	–
Commercial
Commercial and industrial	1,944	1,972	156	1,300	66
Agriculture	400	400	39	80	3

Total	2,779	3,037	254	1,848	69

Total Non-PCI impaired loans	$16,303	$23,043	$254	$17,147	$388

Note 6. Loans and Allowance for Loan and Lease Losses – continued

	For the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$5,156	$6,601	$–	$5,269	$934
Residential 1 to 4 family	573	875	–	567	68
Construction and land	53	152	–	455	75
Commercial
Agriculture	1,452	1,500	–	1,440	116
Commercial and industrial	297	712	–	573	127

Total	7,531	9,840	–	8,304	1,320
With Related Allowance
Real Estate Secured
Commercial	529	538	41	535	48
Construction and land	229	230	5	263	19
Commercial
Commercial and industrial	486	499	33	528	44

Total	1,244	1,267	79	1,326	111

Total PCI loans	$8,775	$11,107	$79	$9,630	$1,431

Note 6. Loans and Allowance for Loan and Lease Losses – continued

	For the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
Non-PCI Loans
Without Related Allowance
Real Estate Secured
Commercial	$4,000	$6,255	$–	$3,814	$132
Construction and land	1,470	2,355	–	2,190	135
Farmland	283	282	–	291	16
Residential 1 to 4 family	260	383	–	349	18
Home equity lines of credit	258	340	–	258	–
Commercial
Commercial and industrial	2,875	3,967	–	3,994	162
Agriculture	720	760	–	724	–
Consumer	112	201	–	117	4

Total	9,978	14,543	–	11,737	467
With Related Allowance
Real Estate Secured
Construction and land	4,876	8,499	1,472	5,268	3
Commercial	498	688	148	502	–
Commercial
Commercial and industrial	1,043	1,054	151	1,272	64

Total	6,417	10,241	1,771	7,042	67

Total Non-PCI impaired loans	$16,395	$24,784	$1,771	$18,779	$534

	For the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
PCI Loans (1)
Without Related Allowance
Real Estate Secured
Commercial	$4,432	$6,109	$–	$4,978	$673
Farmland	1,673	2,027	–	1,698	98
Construction and land	853	993	–	921	69
Residential 1 to 4 family	564	886	–	580	43
Home equity lines of credit	–	–	–	61	21
Commercial
Agriculture	1,431	1,492	–	1,326	92
Commercial and industrial	1,388	1,883	–	2,089	366

Total PCI loans	$10,341	$13,390	$–	$11,653	$1,362

(1)
At December 31, 2014 there was no ALLL for PCI loans.

Note 6. Loans and Allowance for Loan and Lease Losses – continued

The Company did not record income from the receipt of cash payments related to non-accruing loans during the years ended December 31, 2016, 2015 and 2014. If interest on non-accruing loans had been recognized at the original interest rates stipulated in the respective loan agreements, interest income would have increased $0.6 million for each of the years ended December 31, 2016, 2015 and 2014, respectively. Interest income recognized on impaired loans in the tables above represents interest the Company recognized on accruing TDRs, as well as accretion on accruing PCI loans.

At December 31, 2016, there were no residential 1 to 4 family loans in process of foreclosure, or residential 1 to 4 family properties included in foreclosed assets.

Troubled Debt Restructurings

The majority of the Bank's TDRs were granted concessions with respect to interest rates, payment structure and/or maturity. Modifications to loans as TDRs during the years ended December 31, 2016 and 2015 were primarily comprised of extensions of a loan's maturity at the loan's original interest rate, which was lower than the market rate of interest for new credit with similar risk. Extensions of maturity were for periods ranging from 6 months to 10 years. At December 31, 2016, the Company was not committed to lend any additional funds to borrowers with loans modified as TDRs. As of December 31, 2016 the Company had established valuation allowances for loans modified as TDRs totaling $0.4 million.

The following table provides a summary of loans classified as TDRs as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
	(dollars in thousands)
Non-PCI loans
Real estate secured
Construction and land	$703	$3,154	$3,857	$1,171	$3,968	$5,139
Commercial	2,202	107	2,309	2,395	435	2,830
Residential 1 to 4 family	375	–	375	613	81	694
Farmland	250	72	322	504	82	586
Commercial
Commercial and industrial	3,422	2,400	5,822	2,698	1,515	4,213
Agriculture	925	–	925	1,124	–	1,124
Consumer	49	8	57	114	10	124

Total non-PCI loans	7,926	5,741	13,667	8,619	6,091	14,710
PCI loans
Real estate secured
Commercial	893	17	910	922	46	968
Construction and land	61	–	61	54	–	54
Commercial
Commercial and industrial	370	36	406	461	66	527

Total PCI loans	1,324	53	1,377	1,437	112	1,549

Total TDRs	$9,250	$5,794	$15,044	$10,056	$6,203	$16,259

Note 6. Loans and Allowance for Loan and Lease Losses – continued

The following tables summarize loan modifications which resulted in TDRs during the periods presented below:

	For the Year Ended December 31, 2016
	Number of TDRs	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Residential 1 to 4 family	1	$222	$222
Commercial
Commercial and industrial	19	3,725	3,725
Agriculture	1	10	10

Total TDRs	21	$3,957	$3,957

	For the Year Ended December 31, 2015
	Number of TDRs	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Commercial	6	$1,102	$1,102
Farmland	3	814	814
Residential 1 to 4 family	4	753	753
Construction and land	1	97	97
Commercial
Commercial and industrial	15	3,414	3,414
Agriculture	6	2,085	2,085
Consumer	2	68	68

Total non-PCI loans	37	8,333	8,333
PCI Loans
Real Estate Secured
Commercial	5	993	993
Construction and land	1	50	50
Commercial
Commercial and industrial	1	497	497

Total PCI loans	7	1,540	1,540

Total TDRs	44	$9,873	$9,873

Note 6. Loans and Allowance for Loan and Lease Losses – continued

	For the Year Ended December 31, 2014
	Number of TDRs	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Construction and land	4	$811	$811
Commercial	2	312	312
Residential 1 to 4 family	1	39	39
Commercial
Commercial and industrial	20	2,132	2,132
Agriculture	1	662	662
Consumer	1	73	73

Total non-PCI loans	29	4,029	4,029
PCI Loans
Real Estate Secured
Commercial	1	230	230
Commercial
Commercial and industrial	3	177	177

Total PCI loans	4	407	407

Total TDRs	33	$4,436	$4,436

The following table summarizes loans that were modified as troubled debt restructurings within the twelve months prior to the balance sheet date, and for which there was a payment default during the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016		2015		2014
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
	(dollars in thousands)
Non-PCI Loans
Real Estate Secured
Farmland	1	$80	–	$–	–	$–
Commercial
Commercial and industrial	1	3	1	18	2	233

Total	2	$83	1	$18	2	$233

Note 6. Loans and Allowance for Loan and Lease Losses – continued

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
	Balance December 31, 2015	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance December 31, 2016
	(dollars in thousands)
Other real estate secured	$11,161	$–	$637	$(995)	$10,803
Commercial	5,372	(38)	503	(588)	5,249
Construction and land	623	–	176	(455)	344
Consumer	173	(24)	31	(69)	111
Unallocated	123	–	–	607	730

Total	$17,452	$(62)	$1,347	$(1,500)	$17,237

	For the Year Ended December 31, 2015
	Balance December 31, 2014	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance December 31, 2015
	(dollars in thousands)
Other real estate secured	$9,129	$(218)	$99	$2,151	$11,161
Commercial	5,125	(190)	919	(482)	5,372
Construction and land	2,000	(34)	67	(1,410)	623
Consumer	202	(7)	14	(36)	173
Unallocated	346	–	–	(223)	123

Total	$16,802	$(449)	$1,099	$–	$17,452

	For the Year Ended December 31, 2014
	Balance December 31, 2013	Charge-offs	Recoveries	Provision for Loan and Lease Losses	Balance December 31, 2014
	(dollars in thousands)
Other real estate secured	$9,025	$(1,119)	$37	$1,186	$9,129
Commercial	4,781	(758)	765	337	5,125
Construction and land	3,660	(29)	42	(1,673)	2,000
Consumer	131	(8)	13	66	202
Unallocated	262	–	–	84	346

Total	$17,859	$(1,914)	$857	$–	$16,802

Note 6. Loans and Allowance for Loan and Lease Losses – continued

The following tables disaggregate the allowance for loan and lease losses and the recorded investment in loans by impairment methodology as of December 31, 2016 and 2015:

	December 31, 2016
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$24	$10,779	$–	$3,274	$1,099,198	$5,726
Commercial	411	4,838	–	7,494	241,766	1,942
Construction and land	–	344	–	3,857	17,785	224
Consumer	–	111	–	75	4,121	–
Unallocated	–	730	–	–	–	–

Total	$435	$16,802	$–	$14,700	$1,362,870	$7,892

	December 31, 2015
	Allowance for Loan and Lease Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
	(dollars in thousands)
Other real estate secured	$59	$11,061	$41	$5,656	$964,493	$6,258
Commercial	195	5,144	33	5,363	221,573	2,235
Construction and land	–	618	5	5,138	30,249	282
Consumer	–	173	–	146	5,887	–
Unallocated	–	123	–	–	–	–

Total	$254	$17,119	$79	$16,303	$1,222,202	$8,775

At December 31, 2016, total gross loans of $1.4 billion in the table above include $140.3 million of non-PCI and PCI loans acquired in the MISN Transaction. Loans acquired in the MISN Transaction were initially recorded at fair value, and had no related ALLL on the acquisition date. At December 31, 2016 and 2015 the ALLL for non-PCI loans acquired in the MISN Transaction, was $0.1 million and $0.3 million, respectively, and is included in the ALLL for loans collectively evaluated for impairment. The incremental ALLL allocation for acquired non-PCI loans was not due to deterioration in credit quality, but rather due to accelerated accretion of purchase discounts attributable to loan pay-downs and payoffs. There was no ALLL for PCI loans as of December 31, 2016, compared to $0.1 million at December 31, 2015. The change in the ALLL for PCI loans is attributable to favorable changes in expected future cash flows on certain PCI loans.

Note 6. Loans and Allowance for Loan and Lease Losses – continued

Reserve for Off-Balance Sheet Loan Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit. Estimated losses inherent in the outstanding balance of these commitments is not included in the ALLL, but is recorded separately, and included as a component of other liabilities in the consolidated balance sheets. The balance of the reserve for off-balance sheet commitments was $0.5 million at December 31, 2016 and 2015.

Credit Quality

The following tables stratify loans held for investment by the Company's internal risk grading system as of December 31, 2016 and 2015:

	December 31, 2016
	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI loans
Real estate secured
Commercial	$612,600	$9,489	$16,000	$–	$638,089
Residential 1 to 4 family	205,173	216	486	–	205,875
Farmland	153,139	364	2,268	–	155,771
Multi-family residential	77,941	–	–	–	77,941
Home equity lines of credit	24,618	–	178	–	24,796
Construction and land	18,382	–	3,260	–	21,642
Commercial
Commercial and industrial	171,888	5	10,272	–	182,165
Agriculture	59,481	2,444	5,170	–	67,095
Consumer	4,107	–	89	–	4,196

Total non-PCI loans	1,327,329	12,518	37,723	–	1,377,570

PCI loans
Real estate secured
Commercial	766	2,921	1,915	–	5,602
Construction and land	224	–	–	–	224
Residential 1 to 4 family	–	124	–	–	124
Commercial
Agriculture	–	–	1,470	–	1,470
Commercial and industrial	50	371	51	–	472

Total PCI loans	1,040	3,416	3,436	–	7,892

Total loans held for investment	$1,328,369	$15,934	$41,159	$–	$1,385,462

Note 6. Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2015
	Credit Risk Grades
	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
Non-PCI loans
Real estate secured
Commercial	$545,614	$4,402	$23,543	$–	$573,559
Residential 1 to 4 family	164,226	405	625	–	165,256
Farmland	118,740	245	1,581	–	120,566
Multi-family residential	79,381	–	–	–	79,381
Construction and land	30,219	939	4,229	–	35,387
Home equity lines of credit	31,103	–	284	–	31,387
Commercial
Commercial and industrial	152,979	4,730	6,316	–	164,025
Agriculture	61,340	98	1,473	–	62,911
Consumer	5,922	–	111	–	6,033

Total non-PCI loans	1,189,524	10,819	38,162	–	1,238,505

PCI loans
Real estate secured
Commercial	–	1,094	4,591	–	5,685
Residential 1 to 4 family	455	–	118	–	573
Construction and land	228	54	–	–	282
Commercial
Agriculture	–	–	1,452	–	1,452
Commercial and industrial	75	81	627	–	783

Total PCI loans	758	1,229	6,788	–	8,775

Total loans held for investment	$1,190,282	$12,048	$44,950	$–	$1,247,280

Note 6. Loans and Allowance for Loan and Lease Losses – continued

Aging of Loans Held for Investment

The following tables summarize the aging of loans held for investment as December 31, 2016 and 2015:

	December 31, 2016
		Days Past Due
	Current	30-59	60-89	90+ and Still Accruing	Non- Accruing (1)	Total
	(dollars in thousands)
Non-PCI loans
Real Estate Secured
Commercial	$637,760	$–	$–	$–	$329	$638,089
Residential 1 to 4 family	205,875	–	–	–	–	205,875
Farmland	155,567	132	–	–	72	155,771
Multi-family residential	77,941	–	–	–	–	77,941
Home equity lines of credit	24,750	–	–	–	46	24,796
Construction and land	18,488	–	–	–	3,154	21,642
Commercial
Commercial and industrial	179,018	–	–	–	3,147	182,165
Agriculture	66,945	150	–	–	–	67,095
Consumer	4,170	–	–	–	26	4,196

Total non-PCI loans	1,370,514	282	–	–	6,774	1,377,570

PCI loans
Real estate secured
Commercial	5,585	–	–	–	17	5,602
Construction and land	224	–	–	–	–	224
Residential 1 to 4 family	124	–	–	–	–	124
Commercial
Agriculture	1,470	–	–	–	–	1,470
Commercial and industrial	421	–	–	–	51	472

Total PCI loans	7,824	–	–	–	68	7,892

Total loans held for investment	$1,378,338	$282	$–	$–	$6,842	$1,385,462

(1)
At December 31, 2016, $6.2 million of non-accruing loans were current, $21 thousand were 30-59 days past due, $32 thousand were 60-89 days past due, and $0.6 million were 90+ days past due.

Note 6. Loans and Allowance for Loan and Lease Losses – continued

	December 31, 2015
		Days Past Due
	Current	30-59	60-89	90+ and Still Accruing	Non- Accruing (1)	Total
	(dollars in thousands)
Non-PCI loans
Real Estate Secured
Commercial	$571,665	$–	$–	$–	$1,894	$573,559
Residential 1 to 4 family	165,176	–	–	–	80	165,256
Farmland	120,483	–	–	–	83	120,566
Multi-family residential	79,381	–	–	–	–	79,381
Construction and land	31,419	–	–	–	3,968	35,387
Home equity lines of credit	31,303	–	–	–	84	31,387
Commercial
Commercial and industrial	162,223	66	195	–	1,541	164,025
Agriculture	62,911	–	–	–	–	62,911
Consumer	6,000	–	–	–	33	6,033

Total non-PCI loans	1,230,561	66	195	–	7,683	1,238,505

PCI loans
Real estate secured
Commercial	5,639	–	–	–	46	5,685
Residential 1 to 4 family	573	–	–	–	–	573
Construction and land	282	–	–	–	–	282
Commercial
Agriculture	1,452	–	–	–	–	1,452
Commercial and industrial	694	–	–	–	89	783

Total PCI loans	8,640	–	–	–	135	8,775

Total loans held for investment	$1,239,201	$66	$195	$–	$7,818	$1,247,280

(1)
At December 31, 2015, $6.4 million of non-accruing loans were current, $28 thousand were 30-59 days past due, $26 thousand were 60-89 days past due, and $1.4 million were 90+ days past due.

Note 7. Property, Premises and Equipment

At December 31, 2016 and 2015, property, premises and equipment consisted of the following:

	December 31,
	2016	2015
	(dollars in thousands)
Building and improvements	$27,176	$27,160
Land	11,543	11,543
Furniture and equipment	7,619	7,213
Construction in progress	885	419

Total cost	47,223	46,335

Less: accumulated depreciation and amortization	11,158	8,993

Total property, premises and equipment	$36,065	$37,342

Depreciation expense totaled $2.2 million, $2.1 million, and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company leases land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2022. See Note 19. Commitments and Contingencies, of these consolidated financial statements for additional information regarding the Company's operating lease obligations.

Note 8. Income Taxes

The table below details the components of the Company's net deferred tax assets as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(dollars in thousands)
Deferred tax assets
Allowance for loan and lease losses	$8,371	$8,551
Net operating loss carryforwards	4,851	7,682
Deferred compensation	1,780	1,608
Investment securities valuation	1,649	–
Forgone interest on non-accrual loans	1,498	1,472
Accruals	1,116	942
Deferred income	1,036	1,034
Alternative minimum tax credits	846	2,491
Fair value adjustment for acquired assets and liabilities	216	727

Total deferred tax assets	21,363	24,507
Deferred tax liabilities
State deferred tax	1,234	1,656
Deferred costs, prepaids and FHLB advances	584	573
Premises and equipment	400	638
Investment securities valuation	–	368

Total deferred tax liabilities	2,218	3,235

Net deferred tax assets	$19,145	$21,272

Deferred tax assets relate to amounts that are expected to be realized through subsequent reversals of existing taxable temporary differences over the projection period. The ultimate realization of the Company's deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences reverse. U.S. GAAP requires the Company to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence, both positive and negative, that can be objectively verified. At December 31, 2016 and 2015, there was no valuation allowance for the Company's deferred tax assets. The accounting for deferred taxes is based on an estimate of future results. Differences between anticipated and actual outcomes of these future tax consequences could have an impact on the Company's consolidated results of operations or financial position.

In 2014, Management assessed the impact of the MISN Transaction for limitations under I.R.C. Section 382 and determined that, given the assumption that the Company generates sufficient future taxable income to utilize net operating losses ("NOLs"), no loss of NOL carry-forward utilization would result from the estimated annual I.R.C. Section 382 base limitation resulting from the transaction. Furthermore, due to the fact that MISN was in a net unrealized built-in gain position ("NUBIG") the Company's annual I.R.C. Section 382 limitation will likely increase over the next three years for realized built-in gains ("RBIG").

Note 8. Income Taxes – continued

As of December 31, 2016, the Company has deferred tax assets attributable to NOLs available for carry-forward for federal and state tax purposes totaling $9.5 million and $14.0 million, respectively. Deferred tax assets attributable to these NOLs total $4.3 million as of December 31, 2016. This amount is comprised of $2.8 million for federal and $1.5 million for state. Of the $4.3 million in NOLs, $0.3 million of state NOLs are attributable to operating losses the Company incurred in prior years, and $3.0 million and $1.0 million of federal and state NOLs are attributable to the MISN Transaction. The realization of NOL carry-forwards attributable to operating losses the Company incurred in prior years will expire in 2029. NOLs attributable to the MISN Transaction will expire in 2034. The realization of these NOL carry-forwards for federal and state tax purposes is limited under current tax law with limitations placed on the amount of NOL that can be utilized annually. The Company does not, however, believe that these annual limitations will impact the ultimate deductibility of these NOL carry-forwards. Additionally, at December 31, 2016, the Company has $0.5 million in alternative minimum tax credit ("AMT") for federal income tax purposes, and $0.3 million AMT for state income tax purposes, that have no expiration.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2016, 2015, 2014 and 2013 are open to audit by federal taxing authorities, while income tax returns are open to audit by state taxing authorities for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. As of December 31, 2016 the Company's 2013 federal income tax return was under examination by the IRS. The Company does not anticipate any material impact to the financial statements as a result of this examination. The Company does not have any uncertain income tax positions and accrued interest charges and penalties as of December 31, 2016 and 2015 were immaterial to the financial statements.

The following table provides a summary for the current and deferred components of the Company's income tax provision for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Current:
Federal	$5,156	$3,351	$141
State	1,969	1,544	253

Total current provision	7,125	4,895	394

Deferred:
Federal	$2,792	$3,250	$3,116
State	1,160	737	1,239

Total deferred provision	3,952	3,987	4,355

Total provision	$11,077	$8,882	$4,749

Note 8. Income Taxes – continued

The following table reconciles the statutory federal income tax expense and rate to the Company's effective income tax expense and rate for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Tax provision at federal statutory tax rate	$9,803	35.0	$8,481	35.0	$4,800	35.0
State income taxes, net of federal income tax benefit	2,004	7.2	1,568	6.5	970	7.1
Tax exempt income, net of interest expense	(987)	(3.5)	(962)	(4.0)	(826)	(6.0)
Bank owned life insurance	(303)	(1.1)	(224)	(0.9)	(217)	(1.6)
Merger and integration	294	1.1	–	–	61	0.4
Other, net	266	0.9	19	0.1	(39)	(0.3)

Total provision for income taxes	$11,077	39.6	$8,882	36.7	$4,749	34.6

Note 9. Goodwill and Other Intangible Assets

Intangible assets consist of goodwill and core deposit intangible assets ("CDI") associated with the acquisition of core deposit balances, including those acquired in the MISN Transaction in 2014. At December 31, 2016 and 2015, the carrying value of goodwill was $24.9 million, of which $13.6 million can be attributed to the MISN Transaction.

CDI assets are subject to amortization. Amortization for the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $1.0 million and $1.1 million, respectively.

The following tables summarize the gross carrying amount, accumulated amortization and net carrying amount of CDI and provides an estimate for future amortization as of December 31, 2016:

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Core deposit intangibles	$9,261	$(5,907)	$3,354

	December 31, 2016
	Beginning Balance	Estimated Amortization	Projected Ending Balance
	(dollars in thousands)
Period
Year 2017	3,354	(588)	2,766
Year 2018	2,766	(549)	2,217
Year 2019	2,217	(522)	1,695
Year 2020	1,695	(441)	1,254
Year 2021	1,254	(419)	835

Note 10. Deposits

The following table provides a summary for the maturity of the Bank's time certificates of deposit as of December 31, 2016:

	Maturing In
	2017	2018	2019	2020	2021	Over 5 Years	Total
	(dollars in thousands)
Time certificates of deposit:
Amounts less than $250	$89,625	$37,555	$19,025	$9,647	$8,645	$2,748	$167,245
Amounts of $250 or more	46,069	8,415	9,511	2,843	2,450	1,750	71,038

Total	$135,694	$45,970	$28,536	$12,490	$11,095	$4,498	$238,283

Note 11. Borrowings

The Bank has several sources from which it may obtain borrowed funds. While deposits are the Bank's primary funding source, borrowings are a secondary source of funds. Borrowings can take the form of Federal Funds purchased through arrangements it has established with correspondent banks or advances from the FHLB. Borrowing may occur for a variety of reasons including daily liquidity needs and balance sheet growth. The following provides a summary of the borrowing facilities available to the Bank and Company as well as the amount of borrowings that were outstanding as of December 31, 2016 and 2015.

Federal Funds Purchased

The Bank has borrowing lines with correspondent banks totaling $77.0 million as of December 31, 2016. As of December 31, 2016 and 2015, there were no balances outstanding on these borrowing lines.

Federal Home Loan Bank Borrowings

At December 31, 2016 and 2015, the Bank had $107.5 million and $103.5 million of borrowings with the FHLB. The following table provides a summary of those borrowings as of December 31, 2016:

	Year of Maturity
	2017	2018	2019	2020	2021	Over 5 Years
	(dollars in thousands)
Federal Home Loan Bank borrowings	$43,500	$2,500	$10,000	$13,500	$10,000	$28,000
Weighted average interest rate	0.75%	1.12%	1.72%	2.18%	2.02%	2.31%

Borrowings from the FHLB are collateralized by a blanket lien on certain qualifying loans in the Company's loan portfolio. FHLB borrowings require monthly interest only payments, with the full amount borrowed due at maturity. Of the $107.5 million outstanding, $77.5 million are comprised of fixed rate borrowings with rates ranging from 0.87% to 2.73%. The remaining $30.0 million are comprised of short-term, variable rate borrowings, with an interest rate of 0.55% as of December 31, 2016, which is tied to the Federal Funds Rate.

At December 31, 2016, $748.8 million in loans were pledged as collateral to secure a credit facility of $517.8 million under a blanket lien, of which $107.5 million was outstanding at December 31, 2016, as represented in the table above. Additionally, of the total amount of the credit facility with the FHLB, $10.2 million is available as a line of credit.

Note 11. Borrowings – continued

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

Junior Subordinated Debentures

On October 27, 2006, the Company issued $8.2 million of floating rate junior subordinated debt securities to Heritage Oaks Capital Trust II, a statutory trust created under the laws of the State of Delaware. These debentures are subordinated to effectively all borrowings of the Company. The Company used the proceeds from these borrowings for general corporate purposes, which include among other things, capital contributions to the Bank, investments, payment of dividends, and repurchases of the Company's common stock. During 2015, the Company redeemed $3.0 million of the original $8.2 million issuance of junior subordinated debentures to Heritage Oaks Capital Trust II. In connection with this redemption, the Company realized a pre-tax gain on the extinguishment of debt in the amount of $0.5 million. The remaining outstanding debentures associated with Heritage Oaks Capital Trust II are callable by the Company at par. At December 31, 2016, the carrying value of these debentures was $5.2 million.

As part of the MISN Transaction in 2014, the Company assumed floating rate junior subordinated debt in the amount of $8.2 million. The trust preferred securities associated with these debentures were issued by Mission Community Capital Trust I and Santa Lucia Bancorp (CA) Capital Trust prior to the MISN Transaction. These debentures are effectively subordinated to all borrowings of the Company. At December 31, 2016, the carrying value of these borrowings was $5.3 million, which reflects purchase accounting fair value adjustments of $2.9 million, related to the MISN Transaction. These borrowings are callable by the Company at par.

Purchase accounting adjustments were based on current market rates for similar instruments at the time of the MISN Transaction, and are accreted into interest expense over the lives of the debentures. Accretion of the discount on the junior subordinated debt assumed in the MISN Transaction totaled $0.2 million for each of the years ended December 31, 2016, 2015 and 2014.

Note 11. Borrowings – continued

The following table provides detail concerning junior subordinated debentures outstanding at December 31, 2016:

	As of December 31, 2016
	Amount Issued	Carrying Value	Current Rate	Issue Date	Scheduled Maturity	Rate Type
	(dollars in thousands)
Heritage Oaks Capital Trust II	$5,248	$5,248	2.72%	27-Oct-06	Aug-37	Variable 3-month LIBOR + 1.72%
Mission Community Capital Trust I	$3,093	$2,254	3.83%	14-Oct-03	Oct-33	Variable 3-month LIBOR + 2.95%
Santa Lucia Bancorp (CA) Capital Trust	$5,155	$3,110	2.36%	28-Apr-06	Jul-36	Variable 3-month LIBOR + 1.48%

Pursuant to rules issued by the Federal Reserve Board, the Company is permitted to include junior subordinated debt in its determination of Tier I capital. Junior subordinated debt may not, however, constitute more than 25% of the Company's Tier I capital, subject to certain limitations. The Company was able to include $10.2 million and $10.0 million of junior subordinated debt in its Tier I capital for regulatory capital purposes as of December 31, 2016 and 2015, respectively. Please also see Note 14. Shareholders' Equity, of these consolidated financial statements for additional information concerning regulatory capital for the Company and the Bank.

Note 12. Employee Benefit Plans

Salary Continuation Agreements and Bank Owned Life Insurance

The Company established salary continuation agreements with certain senior and executive officers, as authorized by the Board of Directors. As of the end of 2011, the Company elected to no longer enter into these type of agreements with new officers, but continues to honor the terms of the agreements in place as of that date. These agreements generally provide for annual cash payments for a period not to exceed 15 years, payable at age 60-65, depending on the agreement. In the event of death prior to retirement age, annual cash payments are made to the beneficiaries for a determined number of years. At December 31, 2016 and 2015, the Company's liability under these agreements was $2.4 million and $2.5 million, respectively, and is included in other liabilities in the Company's consolidated financial statements. For each of the years ended December 31, 2016, 2015 and 2014, expenses associated with the Company's salary continuation plans were $0.2 million.

The Company maintains bank owned life insurance policies, referred to as BOLI, which assist the Company in the offset of costs associated with salary continuation agreements. The carrying value of BOLI totaled $33.7 million and $32.9 million at December 31, 2016 and 2015, respectively. Earnings on BOLI for the years ended December 31, 2016, 2015 and 2014 were $1.2 million, $0.9 million, and $0.8 million, respectively. The increase in earnings on BOLI in 2016 can be attributed to a purchase of $7.5 million in additional BOLI policies during the fourth quarter of 2015. These additional purchases were made to help offset the cost of existing employee benefit plans, as well as to help protect the Company in the event of a loss of key management.

Note 12. Employee Benefit Plans – continued

401(k) Savings Plan

The Company offers a savings plan for employees, which allows participants to make contributions by salary deferral in amounts up to the maximum amount specified pursuant to section 401(k) of the Internal Revenue Code. The Company matches employee contributions based on a prescribed formula and employees vest in the Company's contribution based on years of service. The Company incurred expenses associated with the plan of $0.4 million, $0.4 million, and $0.3 million for each of the years ended December 31, 2016, 2015 and 2014.

Note 13. Share-based Compensation Plans

As of December 31, 2016, the Company had one active share-based employee compensation plan, which was approved by the Company's shareholders in May 2015. This plan, referred to as the "2015 Equity Incentive Plan," authorizes the Company to grant various types of share-based compensation awards to the Company's employees and Board of Directors such as stock options, restricted stock awards, and restricted stock units. Under the 2015 Equity Incentive Plan a maximum of 2,500,000 shares of the Company's common stock may be issued. Shares issued under this plan, other than stock options and stock appreciation rights, are counted against the plan on a two shares for every one share actually issued basis. Awards that are cancelled, expired, forfeited, fail to vest, or otherwise result in issued shares not being delivered to the grantee, are again made available for the issuance of future share-based compensation awards. Additionally, under this plan, no one individual may be granted shares in aggregate that exceed more than 250,000 shares during any calendar year. The Company's Board of Directors may terminate the 2015 Equity Incentive Plan at any time, and for any reason before the plan expires on December 3, 2024.

The Company also has one non-active share-based compensation plan. This plan is referred to as the "2005 Equity Based Compensation Plan." As of December 31, 2016, no further grants can be made from this plan.

Restricted Stock Awards

The Company grants restricted stock periodically for the benefit of employees and to the members of the Board of Directors. Restricted stock awards typically vest ratably over a period of three to five years depending on the specific terms of the award. Restricted stock awards may be subject to the achievement of certain performance goals. Compensation costs related to restricted stock awards are recognized over the period the awards are expected to vest and are included in salaries and employee benefits. Compensation cost related to awards that are subject to performance conditions is recognized over the vesting period if the Company believes it is more likely than not that the performance conditions will be achieved. If the Company believes it is more likely than not that performance conditions will not be achieved, the Company ceases the accrual of compensation cost for the related award, and previously recognized compensation cost for the unvested portion of the award is reversed from earnings. The Company includes a forfeiture rate assumption in its accrual for compensation cost associated with restricted stock awards, which is based on the Company's historical experience with such awards.

Note 13. Share-based Compensation Plans – continued

The following table provides a summary of activity related to restricted stock awards granted for the year ended December 31, 2016:

	Number of Shares	Average Grant Date Fair Value
Balance December 31, 2015	162,394	$7.30
Granted	120,818	7.85
Vested	(76,928)	7.39
Forfeited	(17,765)	7.76

Balance December 31, 2016	188,519	$7.59

Expected to vest as of December 31, 2016	175,479	$7.57

Included in the table above are performance-based grants of restricted stock totaling 13,245 shares as of December 31, 2016.

Restricted Stock Units

Restricted stock units are granted periodically for the benefit of employees. Upon vesting, certain of these awards settle in shares of the Company's common stock, while others settle in cash. Awards that settle in shares of the Company's common stock are made to executive officers, while those that settle in cash are made to other officers of the Bank. The Company recognizes compensation cost associated with restricted stock units that settle in shares of the Company's common stock through charges to current period earnings, included in salaries and employee benefits, and a corresponding increase in additional paid in capital. Compensation cost for these awards is recognized ratably over the period in which the awards are expected to vest. For restricted stock units that settle in cash, the Company accrues a liability for the ultimate settlement of the award through charges to current period earnings, included in salaries and employee benefits. Compensation cost for these awards is recognized ratably over the period in which the awards are expected to vest. However, the ultimate settlement value of these awards and the related compensation cost may fluctuate, based on increases and decreases in the value of the Company's common stock over the vesting period.

Restricted stock units that settle in shares of the Company's common stock have vesting conditions which are based on pre-determined performance targets. Based on the achievement of these performance targets, the number of awards that vest can be adjusted upward to a maximum of 150% of the granted amount or downward to zero. Certain of the Company's performance based restricted stock units have performance targets based on the Company's return on average assets and total shareholder return over a specified period of time, relative to the Company's pre-determined peer group.

The grant date fair value of performance based restricted stock units that do not contain a market condition, such as those where vesting is based on return on average assets, is equivalent to the price of the Company's common stock on the date of grant. The Company incorporates a forfeiture rate assumption in its accrual for compensation cost for these awards, which is based on the Company's historical experience with similar awards. For awards that contain a market condition, the Company employs the use of a Monte Carlo simulation through an independent party to determine the grant date fair value of those awards. The Monte Carlo simulation estimates the grant date fair value of these awards using input assumptions similar to those in the Black-Scholes model, however it also incorporates into the grant date fair value calculation the probability that the performance targets will or will not be achieved.

Note 13. Share-based Compensation Plans – continued

The grant date fair value for restricted stock units that settle in cash is equivalent to the price of the Company's common stock on the date of grant.

The following table provides a summary of activity related to restricted stock units that settle in shares of the Company's common stock for the year ended December 31, 2016:

	Settle in Stock
	Shares	Average Grant Date Fair Value
Balance, December 31, 2015	–	$–
Granted	38,104	7.56
Forfeited	(1,388)	7.56

Balance, December 31, 2016	36,716	$7.56

Expected to vest as of December 31, 2016	25,719	$7.56

The following table provides a summary of activity related to restricted stock units that settle in cash for the year ended December 31, 2016:

	Settle in Cash
	Shares	Fair Value (1)
Balance, December 31, 2015	–
Granted	81,696
Forfeited	(3,205)

Balance, December 31, 2016	78,491	$12.33

Expected to vest as of December 31, 2016	64,966	$12.33

(1)	Represents the closing share price of the Company's common stock as of December 31, 2016. As of December 31, 2016, the accrued liability for restricted stock units expected to vest that settle in cash was approximately $0.2 million.

Stock Options

Stock options are granted periodically for the benefit of employees. The fair value of each stock option award is determined on the date of grant using the Black-Scholes option valuation model, which uses assumptions such as expected volatility of the Company's common stock, expected term of the option, expected dividend yield on the Company's common stock, and the expected risk free rate of interest. Expectations for volatility are based on the historical volatility of the Company's common stock. The Company estimates forfeiture rates based on historical option exercise and termination experience for its employees. The Company recognizes share-based compensation costs ratably over the vesting period of the award, which is typically a period of three to five years.

Note 13. Share-based Compensation Plans – continued

The following table provides a summary of activity related to stock options as well as information related to stock options that have vested or are expected to vest and exercisable as of and for the year ended December 31, 2016:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Average Remaining Life (years)	Average Intrinsic Value
Balance, December 31, 2015	932,553	$7.19
Granted	36,022	7.27
Forfeited	(56,484)	7.36
Exercised	(115,176)	7.17

Balance, December 31, 2016	796,915	$7.19	6.73	$4,189,266

Exercisable December 31, 2016	416,829	$6.93	5.44	$2,342,931
Vested and expected to vest as of December 31, 2016	774,424	$7.18	6.68	$4,080,984

The total intrinsic value, the amount by which the stock price exceeded the exercise price on the date of exercise, of options exercised in all plans during the years ended December 31, 2016, 2015, and 2014 was $0.5 million, $0.2 million and $0.2 million, respectively. The tax benefit related to the exercise of stock options and disqualifying dispositions on the exercise of incentive stock options was $0.1 million and $0.1 million for the years ended December 31, 2016 and 2015. Tax benefits recognized on the exercise of options and disqualifying dispositions were not material for the year ended December 31, 2014.

The following table presents the assumptions used in the calculation of the weighted average fair value of options granted at various dates during the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Expected volatility	31.85%	36.27%	49.38%
Expected term (years)	5.00	5.00	5.61
Dividend yield	3.30%	2.82%	0.67%
Risk free rate	1.31%	1.54%	1.75%

Weighted-average grant date fair value	$1.50	$1.97	$3.32

Note 13. Share-based Compensation Plans – continued

Share-Based Compensation Expense

The following table provides a summary of the expense the Company recognized related to share-based compensation awards, as well as the remaining expense associated with those awards as of and for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Compensation expense:
Stock options	$416	$506	$490
Restricted stock awards	674	586	503
Restricted stock units (1)	272	–	–

Total	$1,362	$1,092	$993

Unrecognized compensation expense:
Stock options	$564	$963	$1,065
Restricted stock awards	834	799	967
Restricted stock units	724	–	–

Total	$2,122	$1,762	$2,032

(1)	For the year ended December 31, 2016, expense for restricted stock units consisted of $224 thousand for restricted stock units that settle in cash, and $48 thousand for restricted stock units that settle in shares of the Company's common stock. The Company recorded no expense for restricted stock units for the years ended December 31, 2015 and 2014.

At December 31, 2016, compensation expense related to unvested stock options, restricted stock awards and restricted stock units is expected to be recognized over 2.0 years, 1.7 years and 2.3 years respectively.

Note 14. Shareholders' Equity

Preferred Stock

Under its Amended Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.

On June 4, 2015, the holder of the Company's Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") completed the exchange of its remaining 348,697 shares of Series C Preferred Stock outstanding for shares of the Company's common stock on a one-for-one exchange ratio basis. The exchange was pursuant to terms of an Exchange Agreement between the Company and the holder of the Series C Preferred Stock entered into on October 29, 2014, which was subsequently amended on December 22, 2014 allowing for an initial exchange of 840,841 Series C Preferred Stock that took place on December 24, 2014. As of December 31, 2015, there were no remaining shares of the Company's Series C Preferred Stock issued and outstanding.

Note 14. Shareholders' Equity – continued

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

Cash Dividends

During the years ended December 31, 2016 and 2015, the Company paid dividends on its common stock totaling $0.24 per share and $0.23 per share, respectively. The holder of the Company's Series C Preferred Stock, which was outstanding through June 2015, participated in these dividends during the period of time the Series C Preferred Stock was outstanding.

As discussed in Note 25. Subsequent Events, of these consolidated financial statements, On January 25, 2017, the Company's Board of Directors declared a cash dividend of $0.06 per share, payable on February 28, 2017, to shareholders of the Company's common stock as of February 15, 2017.

See also Note 15. Restrictions on Transfers of Funds to Parent, of these consolidated financial statements for additional information on limitations on dividends on common stock.

Stock Repurchase Program

On July 22, 2016, the Company announced it had amended its previously announced program for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18. Under the amended program, repurchase activity was able to commence on August 6, 2016 and could continue until February 8, 2017, the program's new expiration date, or expire earlier upon the completion of the repurchase of $5.0 million of the Company's common stock in addition to what had already been purchased under the program, as well as under certain other circumstances as set forth in the amended program. The Company had no obligation to repurchase any shares under this program, and was able to suspend or discontinue it at any time. All shares repurchased as part of the repurchase program were cancelled, and therefore no longer available for reissuance.

During the year ended December 31, 2016, the Company repurchased and cancelled 226,170 shares of its common stock at an aggregate cost of $1.6 million, or $7.23 per share. As of December 31, 2016, the Company had repurchased and cancelled a total of 281,598 shares of its common stock under this plan at an aggregate total cost of $2.1 million or $7.28 per share. Repurchases of the Company's common stock were made pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18.

On December 13, 2016, the Company's previously announced stock repurchase plan for the repurchase of up to $5.0 million of its outstanding common stock pursuant to a written plan compliant with Rule 10b5-1 and Rule 10b-18, automatically terminated pursuant to its terms as a result of the public announcement of the Merger Agreement, whereby the Company has agreed to be merged with and into Pacific Premier Bancorp, Inc. Please also see Note 2. Merger Agreement, of these consolidated financial statements, for additional information concerning the Merger Agreement.

Note 14. Shareholders' Equity – continued

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

At December 31, 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that categorization. Management believes as of December 31, 2016, the Company and the Bank meet all capital adequacy requirement to which they are subject.

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

The significant changes outlined under the Basel III Capital Rules that are applicable to the Company and the Bank include:

    •
    A Common Equity Tier I ("CET I") capital measure, with a minimum ratio requirement of 4.5% CET I to risk-weighted assets, and for Prompt Corrective Action purposes 6.5% or greater to generally be considered "well-capitalized."

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

Note 14. Shareholders' Equity – continued

The following table sets forth the Company's and the Bank's regulatory capital ratios, including those applicable following the implementation of Basel III Capital Rules on January 1, 2015:

	Actual		Capital Needed For Adequacy Purposes (1)		Capital Needed To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2016
Total capital to risk-weighted assets:
Company	$212,148	13.87%	$131,885	8.625%	N/A	N/A
Heritage Oaks Bank	$203,986	13.35%	$131,803	8.625%	$152,815	10.0%
Tier I capital to risk-weighted assets:
Company	$194,401	12.71%	$101,303	6.625%	N/A	N/A
Heritage Oaks Bank	$186,239	12.19%	$101,240	6.625%	$122,252	8.0%
Tier I capital to average assets:
Company	$194,401	9.88%	$78,705	4.000%	N/A	N/A
Heritage Oaks Bank	$186,239	9.47%	$78,636	4.000%	$98,296	5.0%
Common Equity Tier I capital:
Company	$185,889	12.16%	$78,366	5.125%	N/A	N/A
Heritage Oaks Bank	$186,239	12.19%	$78,318	5.125%	$99,330	6.5%
As of December 31, 2015
Total capital to risk-weighted assets:
Company	$199,810	14.26%	$112,096	8.0%	N/A	N/A
Heritage Oaks Bank	$192,221	13.74%	$111,951	8.0%	$139,939	10.0%
Tier I capital to risk-weighted assets:
Company	$182,234	13.01%	$84,072	6.0%	N/A	N/A
Heritage Oaks Bank	$174,667	12.48%	$83,963	6.0%	$111,951	8.0%
Tier I capital to average assets:
Company	$182,234	9.90%	$73,664	4.0%	N/A	N/A
Heritage Oaks Bank	$174,667	9.50%	$73,581	4.0%	$91,976	5.0%
Common Equity Tier I capital:
Company	$176,722	12.61%	$63,054	4.5%	N/A	N/A
Heritage Oaks Bank	$174,667	12.48%	$62,972	4.5%	$90,960	6.5%
(1)
On a fully phased-in basis, effective January 1, 2019, under Basel III Capital rules, minimum capital ratios will be as follows: Common Equity Tier I capital: 7.0%; Leverage ratio: 6.5%; Tier I capital: 8.5%; Total risk-based capital: 10.5%.
(2)
Reflects minimum threshold to be considered "well capitalized" under the Prompt Corrective Action framework, specific to depository institutions.

As of December 31, 2016 and 2015, the Company was able to include $10.2 million and $10.0 million of junior subordinated debt in its Tier I capital for regulatory capital purposes.

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

Note 16. Earnings Per Share

The following tables set forth the number of shares used in the calculation of both basic and diluted earnings per common share:

	For the Years Ended December 31,
	2016		2015		2014
	Net Income	Shares	Net Income	Shares	Net Income	Shares
	(dollars in thousands, except per share data)
Net income	$16,933		$15,349		$8,965
Less: dividends and accretion on preferred stock	–		(70)		(168)
Less: net income allocated to participating securities	(90)		(83)		(63)

Net income allocated to common shareholders	$16,843		$15,196		$8,734

Weighted average shares outstanding		34,051,171		34,129,930		32,567,137
Basic earnings per common share	$0.49		$0.45		$0.27

Dilutive effect of share-based compensation awards		136,350		144,972		145,846

Weighted average diluted shares outstanding		34,187,521		34,274,902		32,712,983

Diluted earnings per common share (1)	$0.49		$0.44		$0.27

(1)
For the year ended December 31, 2015, diluted EPS as presented under the two-class method is $0.44 per share ($0.443 per share when extended), compared to $0.45 per share ($0.445 per share when extended) as presented last year. This change in rounding is due to the application of the two-class method for presenting EPS, where an allocation of $83 thousand in earnings for the year ended December 31, 2015 is made to participating securities, which represent restricted stock awards.

For the years ended December 31, 2016, 2015 and 2014, common stock equivalents associated primarily with stock options, totaling approximately 62,000 shares, 120,000 shares and 99,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

Note 17. Derivative Instruments

From time to time, the Company enters into interest rate swap agreements with certain borrowers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company enters into identical interest rate swap agreements with another financial institution to mitigate the Company's interest rate risk exposure associated with the swap agreements it enters into with its borrowers. At December 31, 2016, the Company had swaps with matched terms with an aggregate notional amount of $92.7 million the fair value of swap assets and swap liabilities were

Note 17. Derivative Instruments – continued

$1.4 million, respectively. The fair values of these swaps are recorded as components of other assets and other liabilities in the Company's consolidated balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company's income statement as a component of non-interest income. Since the terms of the swap agreements between the Company and its borrowers have been matched with the terms of swap agreements with another financial institution, the adjustments for the change in their fair value offset each other in non-interest income.

Although changes in the fair value of swap agreements between the Company and borrowers and the Company and other financial institutions offset each other, changes in the credit risk of these counterparties may result in a difference in the fair value of these swap agreements. Offsetting swap agreements the Company has with other financial institutions are collateralized with cash, and swap agreements with borrowers are secured by the collateral arrangements for the underlying loans these borrowers have with the Company. During the year ended December 31, 2016, there were no losses recorded on swap agreements, attributable to the change in credit risk associated with a counterparty. All interest rate swap agreements entered into by the Company as of December 31, 2016 are not designated as hedging instruments.

The following table summarizes the Company's derivative instruments, included in "other assets" and "other liabilities" in the consolidated balance sheet, as of December 31, 2016:

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
	(dollars in thousands)
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts – pay floating, receive fixed	$–	$–	$46,359	$1,364
Interest rate swap contracts – pay fixed, receive floating	46,359	1,364	–	–

Total	$46,359	$1,364	$46,359	$1,364

The Company was not party to any swap agreements as of December 31, 2015.

Note 18. Balance Sheet Offsetting

Derivative financial instruments may be eligible for offset in the consolidated balance sheets, such as those subject to enforceable master netting arrangements or a similar agreement. Under these agreements, the Company has the right to net settle multiple contracts with the same counterparty. The Company offers an interest rate swap product to qualified customers which are then paired with derivative contracts the Company enters into with a counterparty bank. While derivative contracts entered into with counterparty banks may be subject to enforceable master netting agreements, derivative contracts with customers may

Note 18. Balance Sheet Offsetting – continued

not be subject to enforceable master netting arrangements. As such, these instruments have been excluded from the table below.

Financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2016 are presented in the table below:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral (1)	Net Amount
	(dollars in thousands)
December 31, 2016
Financial assets:
Derivatives not designated as hedging instruments	$1,364	$–	$1,364	$(160)	$2,100	$3,304

Total	$1,364	$–	$1,364	$(160)	$2,100	$3,304

(1)
Represents cash collateral held with counterparty bank.

There were no financial assets or liabilities eligible for offset as of December 31, 2015.

Note 19. Commitments and Contingencies

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

Note 19. Commitments and Contingencies – continued

The Company had the following outstanding financial commitments as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Commitments to extend credit	$263,817	$242,125
Standby letters of credit (1)	12,367	12,968

Total commitments and standby letters of credit	$276,184	$255,093

(1)
Includes a standby letter of credit to one customer in the amount of $10.2 million and $10.4 million at December 31, 2016 and 2015.

Commitments to extend credit and standby letters of credit are made at both fixed and variable rates of interest. At December 31, 2016, the Company had $31.2 million in fixed rate commitments and $245.0 million in variable rate commitments.

Other Commitments

The following table provides a summary of the future minimum required contractual payments the Bank is expected to make based upon obligations at December 31, 2016:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	December 31, 2016	December 31, 2015
	(dollars in thousands)
Deposits (1)	$1,581,301	$74,503	$23,585	$4,498	$1,683,887	$1,564,944
FHLB advances and other borrowings	43,500	12,500	23,500	28,000	107,500	103,500
Operating lease obligations	1,328	2,209	2,074	1,665	7,276	7,083
Salary continuation payments	262	524	524	3,018	4,328	4,590
Junior subordinated debentures	–	–	–	13,496	13,496	13,496

Total obligations	$1,626,391	$89,736	$49,683	$50,677	$1,816,487	$1,693,613

(1)
Deposits with no stated maturity of $1.4 billion are included in amounts due less than one year.

The Company has leases that contain options to extend for periods from five to seven years. Options to extend which have been exercised and the related lease commitments are included in the table above. Total rent expense charged for leases during the reporting periods ended December 31, 2016, 2015 and 2014, were approximately $1.5 million, $1.6 million and $1.8 million, respectively.

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

Note 20. Related Party Transactions

The Bank has entered into loan and deposit transactions with certain directors and executive officers of the Bank and the Company. These loans were made and deposits were taken in the ordinary course of business. The following table sets forth loans made to directors and executive officers of the Company as of December 31, 2016:

For the Year Ended December 31, 2016
(dollars in thousands)
Outstanding balance, beginning of year	$28,244
Additions	4,460
Repayments	(8,098)

Outstanding balance, end of year	$24,606

Deposits from related parties held by the Bank at December 31, 2016 and 2015 amounted to $7.2 million and $21.7 million, respectively.

In addition to the loan and deposit relationships noted above, the Company paid firms affiliated with certain of its directors for facility rent and legal consultation fees. These payments totaled $1 thousand, $151 thousand, and $255 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 21. Restructuring Activities

In conjunction with the MISN Transaction described in Note 3. Business Combination, of these consolidated financial statements, the Company initiated a restructuring and integration plan which resulted in additional non-interest expenses during 2014. These additional costs were attributable to the integration of MISN systems into the Company's systems, the elimination of owned and leased facilities and related fixed assets, contract cancellation costs of duplicative systems and services, and termination benefits paid to employees displaced as a result of the MISN Transaction and for retention of key employees through integration-related milestone dates.

Note 21. Restructuring Activities – continued

The following table provides a summary of the costs associated with the restructuring and integration plan for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
System integration	$–	$–	$524
Fixed asset consolidation	–	67	2,275
Contract cancellation costs	(14)	(144)	1,671
Employee termination and retention	–	–	4,037

Total restructuring costs	$(14)	$(77)	$8,507

The following table summarizes the change in the accrued liability related to the Company's restructuring and integration plan associated with the MISN Transaction for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015
	(dollars in thousands)
Balance, beginning of period	$16	$1,047
New charges (1)	–	–
Cash payments	(2)	(954)
Other adjustments (2)	(14)	(77)

Balance, end of period	$–	$16

(1)
Represents initial charges the Company incurred related to the restructuring and integration plan associated with the MISN Transaction.
(2)
Adjustments related to previously accrued amounts associated with planned staff reduction, contract terminations, and other adjustments.

Note 22. Regulatory Matters

Termination of BSA/AML Consent Order

On November 29, 2016, the Bank announced the termination by the Federal Deposit Insurance Corporation ("FDIC") and California Department of Business Oversight ("DBO") of the BSA/AML Consent Order issued by the FDIC and DBO on November 5, 2014 relating to the Bank's Bank Secrecy Act compliance program.

Note 23. Parent Company Financial Information

Heritage Oaks Bancorp
Condensed Balance Sheets

	December 31,
	2016	2015
	(dollars in thousands)
Assets
Cash	$7,475	$6,034
Prepaid and other assets	1,294	2,077
Investment in subsidiary	214,876	208,916

Total assets	$223,645	$217,027

Liabilities
Junior subordinated debentures	$10,612	$10,438
Other liabilities	183	155

Total liabilities	10,795	10,593
Shareholders' Equity
Common stock	164,708	165,517
Additional paid in capital	9,310	8,251
Retained earnings	40,916	32,200
Accumulated other comprehensive (loss) income	(2,084)	466

Total shareholders' equity	212,850	206,434

Total liabilities and shareholders' equity	$223,645	$217,027

Note 23. Parent Company Financial Information – continued

Heritage Oaks Bancorp
Condensed Statements of Income

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Income
Dividends from subsidiaries	$10,000	$10,000	$10,000
Gain on extinguishment of debt	–	450	–
Interest income	20	17	16
Loss on sale of investment securities	(41)	–	–

Total income	9,979	10,467	10,016

Expense
Interest expense	532	540	499
Share-based compensation	257	294	211
Other professional fees and outside services	555	573	737

Total expense	1,344	1,407	1,447

Income before income tax benefit and equity in undistributed earnings of subsidiaries	8,635	9,060	8,569
Income tax benefit	(574)	(395)	(576)

Net income before equity in undistributed earnings of subsidiaries	9,209	9,455	9,145
Equity in undisbursed income of subsidiaries	7,724	5,894	(180)
Dividends and accretion on preferred stock	–	(70)	(168)

Net income available to common shareholders	$16,933	$15,279	$8,797

Note 23. Parent Company Financial Information – continued

Heritage Oaks Bancorp
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Net income	$16,933	$15,349	$8,965
Other comprehensive income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(3,509)	(164)	8,075
Reclassification for net gains on investments included in net income	(891)	(641)	(646)

Other comprehensive (loss) income, before income tax (benefit) expense	(4,400)	(805)	7,429
Income tax (benefit) expense related to items of other comprehensive income	(1,850)	(339)	3,072

Other comprehensive (loss) income	(2,550)	(466)	4,357

Comprehensive income	$14,383	$14,883	$13,322

Note 23. Parent Company Financial Information – continued

Heritage Oaks Bancorp
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Cash flows from operating activities:
Net income	$16,933	$15,349	$8,965
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	257	294	211
Amortization of premium on borrowings	169	199	175
Loss on sale of other investments	41	–	–
Gain on extinguishment of debt	–	(450)	–
Undistributed (income) loss of subsidiaries	(7,724)	(5,894)	180
Decrease (increase) in other assets and other liabilities, net	811	30	(868)

Net cash provided by operating activities	10,487	9,528	8,663
Cash flows from investing activities:
Sale of other investments	59	–	–
Cash acquired in MISN Transaction, net	–	–	(3,928)
Proceeds from the sale of assets	–	–	338
Other	–	–	(100)

Net cash provided by (used in) investing activities	59	–	(3,690)
Cash flows from financing activities:
Proceeds from the exercise of options	747	293	453
Repurchase of common stock	(1,635)	(28)	(387)
Decrease in junior subordinated debentures	–	(2,550)	–
Dividends paid	(8,217)	(7,851)	(2,742)
Stock issuance costs	–	–	(381)

Net cash used in financing activities	(9,105)	(10,136)	(3,057)

Net increase (decrease) in cash and cash equivalents	1,441	(608)	1,916
Cash and cash equivalents, beginning of year	6,034	6,642	4,726

Cash and cash equivalents, end of year	$7,475	$6,034	$6,642

Note 24. Quarterly Financial Information (unaudited)

The following table provides a summary of results for the periods indicated:

	For the Quarters Ended,
	Q4 2016	Q3 2016	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015
	(dollars in thousands, except per share data)
Interest income	$18,920	$17,669	$17,743	$17,015	$17,464	$16,957	$16,741	$16,928
Net interest income	17,463	16,230	16,299	15,618	16,123	15,396	15,242	15,498
Provision for loan and lease losses	(500)	–	(1,000)	–	–	–	–	–
Non-interest income	2,880	3,344	2,583	3,407	2,061	2,806	2,271	3,001
Non-interest expense	12,906	12,723	13,064	12,621	12,774	12,151	11,429	11,813

Income before provision for income taxes	7,937	6,851	6,818	6,404	5,410	6,051	6,084	6,686

Net income	4,550	4,183	4,215	3,985	3,478	4,002	3,800	4,069

Dividends and accretion on preferred stock	–	–	–	–	–	–	70	–

Net income available to common shareholders	$4,550	$4,183	$4,215	$3,985	$3,478	$4,002	$3,730	$4,069

Earnings Per Common Share
Basic	$0.13	$0.12	$0.12	$0.12	$0.10	$0.12	$0.11	$0.12
Diluted	$0.13	$0.12	$0.12	$0.12	$0.10	$0.12	$0.11	$0.12
Dividends Declared Per Common Share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.05

Note 25. Subsequent Events

Termination of Mortgage Banking Business

In January 2017, the Company's Management and Board of Directors decided to discontinue activities related to the consumer mortgage banking business, effective February 1, 2017. The discontinuation of the consumer mortgage banking business will not involve a sale of assets, but rather the discontinuation of originating and selling consumer mortgage loans. The Company will however continue to offer home equity lines of credit and home equity loans. For the year ended December 31, 2016 revenues from mortgage banking activities totaled approximately $3.4 million and non-interest expenses attributable to mortgage banking activities totaled approximately $3.2 million.

Dividend Declaration

On January 25, 2017, the Company's Board of Directors declared a cash dividend of $0.06 per share, payable on February 28, 2017, to shareholders of the Company's common stock as of February 15, 2017.

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

Management's Report on Internal Control Over Financial Reporting

Management's report on the Company's internal control over financial reporting is set forth on page 58 and is incorporated herein by reference.

Attestation Report of Independent Public Accounting Firm

The attestation report of Crowe Horwath LLP on the Company's internal control over financial reporting is set forth on page 75 and is incorporated herein by reference.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Board of Directors

The Bylaws of the Company currently provide for not fewer than seven (7) or more than thirteen (13) directors with the exact number within such range to be set by a resolution of the Board of Directors. Currently the size of the Board of Directors is set at eleven (11).

The following table sets forth the names of the members of the Board of Directors of the Company and certain additional information as of December 31, 2016, including their age, biographical information, qualifications, business experience and directorships with other public companies covering at least the last five years.

Name and Relationship With Company	Position, Principal Occupation, Business Experience and Directorships	Age

Michael J. Behrman Director	Dr. Behrman joined the Company and Bank as a director, following the Company's acquisition of Business First National Bank in October 2007. Dr. Behrman is an orthopedic surgeon specializing in hand and upper extremity disorders. He founded Associated Hand Surgeons and has offices in Santa Barbara and Solvang. For over 20 years he has served various positions such as Vice Chairman, Department of Orthopedics, at Santa Barbara's Cottage Hospital and Chairman, Department of Orthopedics, at St. Francis Medical Center in Santa Barbara. He has an extensive knowledge of and a connection to the medical community along the Central Coast, and the medical community is one of the target markets identified by the Company, enhancing his contribution as a director.	58
Mark C. Fugate Director
	Joined the Company and the Bank as a director in November of 2003 following the Company's acquisition of Hacienda Bank. Since 1989 he has been in business as a commercial real estate broker, developer and investor, asset manager and farmer, with real property holdings in coastal California, the San Joaquin Valley, and the greater Phoenix area. Mr. Fugate currently serves as real estate broker and co-owner of Charter Brokerage Company. Among his many attributes is his knowledge in running a small business and investing in and managing commercial real estate. In addition, he has served and continues to serve on the boards of several nonprofits and community organizations including the Santa Maria Valley Chamber of Commerce and the Econ Alliance of Northern Santa Barbara County. His leadership abilities and long connection to the local community enhance his ability to serve on the Board.	55
Howard N. Gould Director
	Joined the Board of the Company and the Bank in March of 2014 following the Company's acquisition of Mission Community Bancorp. Mr. Gould is a Board nominee of Carpenter Fund Manager GP, LLC, a principal shareholder of the Company. Mr. Gould is Vice Chair of Carpenter and Company (2005-present) and Managing Member of Carpenter Fund Manager GP, LLC (2007-present). He has held key executive management positions in multi-billion dollar banks over several decades, including Vice Chairman and COO of Sanwa Bank/United California Bank, and Vice Chairman of Bank of the West. He is a director of Western Alliance Bancorporation, Phoenix, AZ (2015-present) and is former director of Bridge Capital Holdings, Inc. and Bridge Bank, N.A., San Jose, California (2008-2015), Pacific Mercantile Bancorp (2014-2015) and Pacific Mercantile Bank (2013-2015), Costa Mesa, California; and Mission Community Bancorp and Mission Community Bank, San Luis Obispo, California (2008-2014). In addition to his bank executive management experiences he was also partner in one of the most active financial services consulting practices in the United States. Mr. Gould served as a Commissioner of Financial Institutions for the State of California under two Governors and he provides the Company significant insight into banking "best" practices and the regulation of financial institutions.	67

Name and Relationship With Company	Position, Principal Occupation, Business Experience and Directorships	Age

Dee Lacey Director	Has served as a director of the Company and of the Bank since January 23, 1997. Ms. Lacey is a co-owner of Lacey Livestock. Appointed by the Secretary of Agriculture, Ms. Lacey has represented the California Beef Producers on a national level. She served on a community college board of trustees for several years and was a local school board trustee for over 20 years. Ms. Lacey is well known in the community and has received numerous awards honoring her service to education, agriculture, libraries and museums, all of which enable her to provide a valuable perspective as a director.	74
Simone F. Lagomarsino President, CEO and Director
	Has been a director, President and Chief Executive Officer of the Company, and Chief Executive Officer of the Bank since September 10, 2011. She was appointed President of the Bank in January 2012 and served in that position until January 2015. In March 2016, she reassumed the positon of President of the Bank. Additionally, she currently serves on the boards of directors of the Federal Home Loan Bank of San Francisco, the Alzheimer's Association's California Central Coast Chapter, Sierra Vista Regional Medical Center, and the Foundation for the Performing Arts Center of San Luis Obispo. Ms. Lagomarsino, a financial services professional, has over 30 years of experience in executive leadership positions. Ms. Lagomarsino's extensive background in banking enables her to provide valuable perspective to the Board.	55
James J. Lynch Director
	Joined the Company and Bank in June of 2010. Mr. Lynch is a Managing Partner of the Patriot Financial Partners group of funds. Mr. Lynch serves as the Board nominee of those funds, which are a principal shareholder of the Company. He served as Vice Chairman of Sovereign Bancorp from 2005-2007 and Chairman and Chief Executive Officer of Sovereign's Mid Atlantic Division from 2002-2007. Mr. Lynch also served as President and Chief Executive Officer of Fleet Bank in Pennsylvania and Southern New Jersey from 2001-2002. He has been Chairman and CEO at Summit Bank and Prime Bank in Pennsylvania. Mr. Lynch is former director of Palmetto Bancshares, Inc. (2010-2015); Cape Bank / Cape Bancorp (2009-2015); and Florida Business Bancorp, Inc. (2010-2015). Mr. Lynch currently serves on several non-profit boards. His extensive background in banking enables him to provide valuable perspective to the Board.	66
Michael J. Morris Chairman of the Board
	Joined the Company and the Bank as a director in January of 2001 and has served as the Chairman of the Company and the Bank since May 24, 2007. He is an attorney and serves as Chairman of the Board of the law firm of Andre, Morris & Buttery. He has been a member of the Board of Directors of NioCorp, Centennial, CO, a publicly held company traded on the Toronto Stock Exchange since 2014. He has served as a member and chairman of various non-profit boards of directors. He has practiced law in California for over 40 years, during which he has represented a broad array of corporate and individual clients. The inclusion of Mr. Morris as a director provides the Board with a unique understanding of a broad range of legal and regulatory matters in its oversight of the Company. Furthermore, his extensive knowledge of local markets and the communities served by the Company gives him unique insights into the Company's lending challenges and opportunities.	71
Daniel J. O'Hare Director	Joined the Company and the Bank as a director in November of 2004. Since 1999, he has served as President and Managing Director of Glenn Burdette, Inc. He has worked as a public accountant for over 30 years. His professional background during the last three decades includes significant experience in management and leadership, manufacturing, construction, real estate development, banking, health care, hospitality and agriculture. He also has extensive training and knowledge of GAAP. His extensive financial expertise enhances his contribution to the Company as a director.	53
Michael E. Pfau Vice Chairman of the Board
	Joined the Board of the Company and the Bank in October 2007 following the acquisition of Business First Bank by the Company. Mr. Pfau is the founding partner of the law firm Reicker, Pfau, Pyle & McRoy LLP, in Santa Barbara. His law practice focuses upon the representation of emerging-growth technology companies, institutional real estate investors, and high net worth individuals. His transactional experience includes the representation of parties involved with public and private securities offerings, initial public offerings, and asset-purchase, merger, and stock-for-stock merger and acquisition transactions, as well as sophisticated real estate purchase and lease transactions. He has served as a member and chairman of various non-profit boards. Mr. Pfau's expertise in complex business transactions and knowledge of the Santa Barbara market, as well as his extensive legal experience, enhance his ability to contribute to the Company as a director.	62

Name and Relationship With Company	Position, Principal Occupation, Business Experience and Directorships	Age

Alexander F. Simas Director	Joined the Company and Bank Boards of Directors in November of 2003 following the Company's acquisition of Hacienda Bank. Mr. Simas practices law and is chief executive officer of the law firm of Kirk & Simas, PLC. He has worked as an attorney for more than 35 years on small and large business transactions. Many of his cases focus on compensation issues, which positions Mr. Simas to add specialized knowledge and expertise as a member of the Board.	66
Stephen P. Yost Director
	Joined the Company and Bank as a director in March of 2014. Mr. Yost is a Board nominee of Carpenter Fund Manager GP, LLC, a principal shareholder of the Company. Mr. Yost has over forty years of experience in banking, including twenty-six at First Interstate Bank, primarily focused on risk management. He is also a principal of Kestrel Advisors, a credit risk management consulting company (2006-present), and his experience includes work at Comerica Bank (Imperial Bank), Executive Vice President/Manager Special Assets Group; Executive Vice President/Regional Chief Credit Officer and Executive Vice President/Chief Credit Officer (1998-2006). He currently serves as a Director of Pacific Mercantile Bank, Irvine, California (2013-present); and is a former Director of Manhattan Bancorp, El Segundo, California (2006-2015) and Mission Community Bancorp, San Luis Obispo, CA (2010-2014).	71

Executive Officers

During 2016, the Board designated the following officers as executive officers of the Company and/or Heritage Oaks Bank: Chief Executive Officer, President, Chief Financial Officer, Chief Credit Officer, Chief Risk Officer, Chief Information Officer, Corporate Secretary, Chief Bank Counsel, Commercial Banking Division Manager, North & Ag Lending, and Commercial Banking Division Manager, South. Set forth below, except for Ms. Lagomarsino, who is a director and whose information has been presented earlier, is a brief description of these executive officers who held these positions at December 31, 2016. The age indicated below is as of December 31, 2016.

Jason Castle, 39, Executive Vice President/Chief Financial Officer. On August 17, 2015, Mr. Castle was appointed Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Castle has over 16 years of experience in the financial services industry, including over 11 years in senior management roles at a diverse set of financial institutions, ranging from a multi-billion dollar regional financial institution to a newly formed de novo financial institution. Prior to his appointment to Chief Financial Officer of the Company, Mr. Castle served as Senior Vice President and Chief Accounting Officer of the Company and the Bank beginning in January of 2014. Prior to that Mr. Castle was a Consulting Manager with Glenn, Burdette, certified public accountants from November 2012 through January 2014; the Controller for Toyota Financial Savings Bank from July through October 2012; and the Controller of Heritage Oaks Bank from July 2010 through July 2012. Mr. Castle is a Certified Public Accountant, and spent five years in the public accounting industry prior to transitioning into the banking industry.

William Schack, 54, Executive Vice President/Chief Credit Officer, joined the Company in June 2013. Mr. Schack has extensive financial services industry experience. Prior to joining Heritage Oaks Bank, he was the Chief Credit Officer at First California Bank since 2009 and was promoted to executive vice president there in 2011. Mr. Schack has held various credit management positions at financial institutions in Southern California during his over thirty year career.

T. Joseph Stronks, 48, Executive Vice President/Chief Information Officer, joined the Bank in October 2007 as SVP / Central Services and eBanking. In March 2010, Mr. Stronks was promoted to Senior Operations Officer and was again promoted in December 2012 earning the title Executive Vice President. In September 2016, he was promoted to his current positon. As Chief Information Officer, Mr. Stronks oversees the back-office Operations, Electronic Banking, Facilities, Information Technology, Loss & Fraud Prevention, and Security departments. He has over 25 years of community banking experience.

Joshua Tucker, 43, Executive Vice President and Chief Risk Officer, joined the Company in January 2016. He oversees all of the Bank's compliance, Bank Secrecy Act/Anti-Money Laundering and risk management functions. Mr. Tucker has over 18 years of legal, compliance and risk management experience. Before joining Heritage Oaks Bank, he served as Deputy Chief Compliance Officer, Director of Enterprise Risk Management, and Chief of Administration for Compliance and Operational Risk at U.S. Bancorp/U.S. Bank. He is also licensed to practice law in California.

Greg Gehlmann, 55, Senior Vice President/Chief Bank Counsel & Corporate Secretary, joined the Company in November 2014. Prior to joining the Company, he was an expert witness regarding fiduciary duties of corporate directors and officers and the duties / responsibilities law firms in advising troubled companies. From 2005 to 2013, he served as General Counsel & Corporate Secretary at First Financial Bancorp, Cincinnati, Ohio. Mr. Gehlmann also served as Chief Risk Officer of First Financial from 2006 to 2008. Prior to that, he practiced law for 16 years in Washington, D.C. representing public and private companies, as well as investors, underwriters, directors, officers, and principals regarding corporate governance, corporate securities, banking, and general business and transactional matters.

Robert Osterbauer, 46, Executive Vice President, Commercial Banking Division Manager, North & Ag Lending, joined the Bank in May 2012. Prior to joining the Bank, he spent seven years at Rabobank NA, where he most recently managed the bank's Central Coast agribusiness division. He is a Certified Public Accountant.

Brooks Wise, 57, Executive Vice President, Commercial Banking Division Manager, South, joined the Bank in March 2014 when it merged with Mission Community Bank. He spent seven years at Mission Community Bank and served as President and a member of the board of directors from 2007 to 2014. Brooks has over 30 years of California banking experience in bank management, business development and commercial lending.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our directors and executive officers, as well as persons who own more than ten percent (10%) of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Directors, executive officers and greater-than-ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended. During 2016, the following officers of the Company failed to timely file his/her Form 4: Simone Lagomarsino (regarding the forfeiture of certain performance-based restricted stock on February 28, 2016 / filing was made on April 5, 2016 due to a delay in the compensation committee determining whether such shares vested or were forfeited); Messrs. Schack, Stronks and Osterbauer (regarding grants of restricted stock on April 1, 2016 / filings were made on April 19, 2016).

Code of Conduct

We have adopted a Code of Conduct, which applies to all employees, officers and directors of the Company and Bank. We also have adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and all other executive officers of the Bank, and all individuals serving in the finance, accounting, tax and investor relations roles. Our Code of Conduct and our Code of Ethics meet the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer and Chief Financial Officer, as well as all other employees, as indicated above. Our Code of Conduct and Code of Ethics are posted on our website at www.heritageoaksbancorp.com under the heading "Investor Relations – Governance Documents." Any change to or waiver of the code of conduct or code of ethics (other than technical, administrative and other non-substantive changes) will be posted on the Company's website or reported on a Form 8-K filed with the Securities and Exchange Commission. While the Board may consider a waiver for an executive officer or director, the Board does not expect to grant such waivers.

Procedures for Recommending Director Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board during 2016.

Audit Committee

The Audit Committee, consisting of six (6) directors, all of whom are independent as defined in the NASDAQ Marketplace Rules and Section 10A of the Securities Exchange Act of 1934, selects and recommends the appointment of independent auditors, reviews and approves professional services performed by them and reviews the reports of their work. The Audit Committee also reviews and approves the programs, work plan and reports of the Company's internal audit program. The Board of Directors has determined that Director O'Hare has the attributes listed in the definition of "audit committee financial expert" as set forth in the Instructions to Item 407(d)(5)(i) of Regulation S-K and the NASDAQ listing requirements. Mr. O'Hare acquired these attributes through education and experience as a certified public accountant.

Item 11.   Executive Compensation

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K. Based on the Compensation Committee's review of and discussions with management with respect to the Compensation Discussion and Analysis, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Submitted by the Compensation Committee of the Board:

Alexander F. Simas, Committee Chairman
Michael J. Behrman
Howard N. Gould
Dee Lacey
James J. Lynch
Daniel J. O'Hare
Michael E. Pfau

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, none of the members of the Compensation Committee was an officer or employee, or formerly an officer, of the Company or any of its subsidiaries. None of such directors had any business or financial relationship with the Company requiring disclosure under this heading in this report.

COMPENSATION DISCUSSION AND ANALYSIS

This section addresses the compensation programs, philosophy and objectives, of the Company and its banking subsidiary, Heritage Oaks Bank (collectively, the "Company"), including the process for making compensation decisions, the role of the CEO in the design of such programs, and the Company's 2016 executive compensation components. This section also addresses the factors most relevant to understanding the Company's compensation programs and what they are designed to reward, including the essential elements of compensation, the reasons for determining payment of each element of compensation, and how each compensation element fits into the Company's overall compensation objectives and affects decisions regarding other compensation elements.

Executive Summary

The Compensation Committee of the Board of Directors (the "Compensation Committee") establishes and administers the compensation and benefit programs for the "Named Executive Officers", i.e., the persons identified in the Summary Compensation Table below ("NEOs") and other senior executives. The Compensation Committee consists entirely of independent directors. The Compensation Committee carefully establishes the components of the executive compensation programs in light of the goals of attracting and retaining high quality executives and incenting behavior that creates long-term shareholder value. The Compensation Committee considers the compensation programs of comparable financial institutions reflected in survey data and periodically engages a compensation consultant to review the compensation programs to ensure that the Company's compensation programs are competitive with market practices.

The Compensation Committee philosophy, practices and policies have been developed over a number of years and have not historically been subject to sweeping, material changes.

Named Executive Officers. For 2016, the Company's named executive officers ("NEOs") include Simone Lagomarsino, President and Chief Executive Officer, Jason Castle, Chief Financial Officer, William Schack, Chief Credit Officer, Robert Osterbauer, Commercial Banking Division Manager/North and Agribusiness Lending, and Joshua Tucker, Chief Risk Officer.

2016 Financial Highlights. The Company believes 2016 was a year of strong earnings and growth for the Company. Some financial highlights for 2016 include:

    •
    Net income was $16.9 million, the highest level reported in the Company's history, resulting in earnings per share of $0.49.

    •
    The Company continued its quarterly dividend of $0.06 per share. The annual dividend yield for 2016 was 1.95% based on the closing price of the Company's common stock at December 30, 2016.

    •
    Total deposit balances grew by 7.6% compared with balances at December 31, 2015.

    •
    Non-interest bearing deposit balances increased by 11.5% during 2016 and accounted for 34.1% of total deposits at year end.

    •
    Gross loans grew by 11.1% during 2016.

    •
    Loan credit quality continued to improve with non-performing assets to total assets declining to 0.49% compared with 0.63% a year earlier.

    •
    Regulatory capital ratios for the Company at the end of the year were above the levels required to be considered a "well capitalized" financial institution for regulatory purposes with the Tier 1 Leverage Capital ratio at 9.88% and the Total Risk Based Capital ratio at 13.87%.

2016 Executive Compensation Highlights.

    •
    A portion of long-term equity incentive awards to executive officers (75% for the CEO and 35% for all other NEOs and certain other executives) has a performance-based feature. In order to achieve target payout, performance of at least the 60th percentile of the peer group specified by the Compensation Committee must be achieved.

    •
    Consistent with Company-wide merit practices, base salaries were increased in a range of 2.4% to 5% for all NEOs. In addition, three NEOs had additional adjustments during the year due to a mid-year peer analysis.

    •
    The Compensation Committee approved the Company's 2016 Incentive Plan payout at approximately 107% of target.

    •
    Meridian Compensation Partners LLC ("Meridian") was retained by the committee to provide general executive compensation consulting services.

2016 Regulatory and Corporate Governance Highlights.

    •
    In November 2016, the Federal Deposit Insurance Corporation and the California Department of Business Organizations terminated the Bank Secrecy Act Consent Order ("Consent Order").

    •
    The Company received 89.75% shareholder support for 2016 Advisory Vote on Executive Compensation ("Say on Pay").

    •
    Each year the Company inventories its incentive compensation plans and the Company's Chief Risk Officer evaluates these plans for excessive risk. Such inventory did not identify any risks arising from the Company's incentive compensation policies and practices that are likely to expose the Company to excessive risk.

Pending Acquisition:

As previously announced, the Company entered into a definitive agreement to be acquired by Pacific Premier Bancorp, Inc. (NASDAQ: PPBI) for an aggregate purchase price of $405.6 million, or $11.68 per share based on the closing price for Pacific Premier Bancorp, Inc.'s common stock of $33.65 as of December 12, 2016. Under the terms of the definitive agreement, upon consummation of the transaction, holders of Company common stock will have the right to receive 0.3471 shares of Pacific Premier common stock for each share of Company common stock they own. The acquisition remains subject to regulatory and shareholder approvals. This acquisition will provide the Company's customers with an expanded product set and services and Bank customers will continue to receive the same excellent customer service. The acquisition also increases the combined entity's geographic footprint to cover the coast of California from San Diego to Paso Robles.

Stock Performance:

The following chart compares the cumulative total shareholder return on the Company's common stock over the last five years with the cumulative total return of the Nasdaq Composite Index, and two Company-selected groups of peer institutions (assuming the investment of $100 in each index on December 31, 2011 and reinvestment of all dividends). The Heritage Oaks Peer Group 1 consists of all publicly traded banks & thrifts in the United States with assets of between $750 million and $4 billion as of December 31, 2016. The Heritage Oaks Peer Group 2 consists of 14 publicly traded banks located in the Western United States used by the Compensation Committee in evaluating executive compensation. For a list of the companies in Peer Group 2, see "Compensation Consultants / Peer Group Review / Market Study Comparisons."

	Period Ending
	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Index
Heritage Oaks Bancorp	100.00	163.84	211.86	239.59	235.47	373.39
Nasdaq Composite	100.00	117.45	164.57	188.84	201.98	219.89
Heritage Oaks Bancorp Peer Group 1	100.00	119.72	151.30	165.45	183.85	253.15
Heritage Oaks Bancorp Peer Group 2	100.00	129.16	176.51	186.56	212.27	294.05

Philosophy

The Company's executive compensation programs are designed to attract and retain high quality executive officers critical to the Company's long-term success. The Company's Board of Directors and management believe that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals. This approach aligns executives' interests with those of the shareholders by rewarding performance above established goals, with the goal of improving shareholder value without rewarding excessive risk-taking. This is achieved with a combination of base salaries, annual performance-based cash incentives and long-term equity incentives (which vest over three (3) to five (5) year periods, based in part on performance over such periods). Each component of total compensation generally was evaluated against standard compensation surveys of institutions similar to the Company in asset size and geography. The Compensation Committee's compensation philosophy is to target base salaries at the median and target total compensation (including annual bonuses, long-term equity incentives, and benefits) between the 50th and 75th percentiles of comparable financial institution survey data. The Company believes paying total compensation between the 50th and 75th percentile for above-average performance is critical for attracting and retaining the qualified executives it needs to achieve its business objectives. Overall, compensation paid to Company executives is believed to be competitive with market practices.

Base salary levels for each NEO and other senior executives are established based on the officer's roles and responsibilities, benchmarked against surveys of comparable financial institutions. Any performance-based incentive bonuses and long-term equity incentives are based on both corporate and/or individual performance objectives. The Compensation Committee may use any type of performance criteria, market comparison, and extraordinary events when making the decision regarding compensation.

Say-on-Pay.

Since 2009, the Company has included an advisory vote to approve NEOs compensation, providing shareholders with an opportunity to communicate their views on the Company's compensation program for the NEOs. In 2016, the Company's compensation paid to its NEOs was approved by 89.75% of the voting shareholders. The Compensation Committee considered the results of this vote in setting compensation for the NEOs for 2016 and concluded that the strong support of the Company's compensation program clearly indicates that shareholders concur with the Company's alignment of compensation and performance.

Process for Making Compensation Decisions

Role of the Chief Executive Officer

During the established annual review cycle, the Company's Chief Executive Officer (the "CEO") conducts an annual performance evaluation process for all executives directly reporting to her (including those NEOs that report directly to her). As part of each annual performance evaluation, the CEO considers, among other key factors: i) the executive's performance of job responsibilities and achievement of individual and/or departmental objectives; and ii) the executive's management and leadership skills. In addition, the executive's contributions to the Company's overall financial goals are considered.

Based on this evaluation and the review of proxy data and industry compensation survey reports, the CEO determines, for each of the NEOs (other than herself), recommendations for base salary adjustments, including merit increases, and any bonus amounts and presents these to the Compensation Committee for its review. Any NEO's performance-based bonus is determined by reference to the incentive compensation plan, if any, adopted by the Board for the applicable period as well as by the Company's financial performance and individual performance goals. The Compensation Committee reviews the CEO's recommendations and can modify a recommended amount in its discretion. Recommendations for the grant of equity awards to NEOs under the Company's equity compensation plan are submitted to the Compensation Committee for approval as appropriate.

Role of the Compensation Committee

The Compensation Committee is responsible for evaluating and overseeing the Company's compensation programs. The Compensation Committee evaluates the Company's financial performance and relative shareholder returns when developing the executive compensation philosophy and incentive plans and ensures compensation plans do not reward excessive risk-taking. Generally, the types of compensation and benefits provided to the NEOs are similar to the compensation and benefits provided to other executive officers. The Compensation Committee is also responsible for reviewing and approving corporate goals and objectives relevant to compensation of the Company's CEO, evaluating the performance of the CEO in light of those goals and objectives and determining and recommending to the Board of Directors the CEO's compensation levels based on this evaluation. Additionally, the Compensation Committee reviews compensation levels for members of the Company's executive management team including the CEO's recommendations on any annual bonus and salary increases for the other NEOs.

The Compensation Committee also periodically reviews the compensation levels of the Board of Directors. In its review, the Compensation Committee looks to ensure that the compensation is fair, reasonably competitive and commensurate with the amount of work required both from the individual directors as well as from the Board in the aggregate.

The Compensation Committee has followed certain fundamental objectives to ensure the effectiveness of the Company's executive compensation strategy. These objectives include the following:

1.
Internal and external fairness.    The Compensation Committee recognizes the importance of perceived fairness of compensation practices both internally and externally. The Compensation Committee evaluates the Company's financial performance when reviewing executive compensation plans, taking into consideration such factors as the economic environment and general market conditions as well as the economic impact of the Company's compensation practices.

2.
Performance-based cash incentives.    The Company established a cash incentive plan based on the achievement of specific Compensation Committee approved financial, strategic, and/or operational goals. In addition, individual NEO performance is evaluated to determine whether to increase or decrease each individual payout. Additional bonuses are available for individual performance above and beyond the cash incentive plan.

3.
Shareholder value and long-term incentives.    The Compensation Committee believes that the long-term success of the Company and its ability to consistently increase shareholder value is dependent on its ability to attract and retain skilled executives. The Company's compensation strategy encourages equity-based compensation to align the interests of management with the shareholders.

4.
Full disclosure.    The Compensation Committee provides full disclosure to members of the Board of Directors of the Company of the compensation practices and issues to ensure that all directors understand the implications of the Compensation Committee's decisions.

The Compensation Committee reviews compensation survey data of comparable financial institutions and considers management's individual efforts for the benefit of the Company, as well as various subjective measures in determining the adequacy and appropriateness of the compensation of executives. The Compensation Committee considers the performance of the executives as well as their longevity with the Company and recognizes that the competition among financial institutions for attracting and retaining executives has become more intense in the past few years. The Compensation Committee takes such considerations into account and ensures that the Company is providing appropriate long-term equity incentives to enable it to continue to attract new executives and to retain the ones it already employs. General economic conditions and the past practices of the Company are also factors that are considered by the Compensation Committee. The Compensation Committee has established various processes to assist in ensuring that the Company's compensation program is achieving its objectives. Among these are:

Assessment of Company Performance

In establishing total compensation the Compensation Committee continuously monitors the Company's performance with other comparable financial institutions, notably those in the Western United States. This information is used in two ways: first, to gauge generally overall Company performance relative to peer companies and, second, to gauge overall Company performance against the Company's own strategic objectives. The two metrics used for performance-based restricted stock units granted in 2016 compares the Company's performance to a selected peer group. In addition, the Compensation committee also compares the Company's performance against the Company's strategic objectives.

Assessment of Individual Performance

Individual performance has a strong impact on the compensation of all employees, including the CEO and the other NEOs. For the executive officers, the Compensation Committee receives a performance assessment and compensation recommendation from the CEO, other than for herself, and also exercises its judgment based on the Board's interactions with its executive officers. As with the CEO, the performance evaluation of these executives is based on his or her contribution to the Company's performance, and other leadership accomplishments. Incentive payouts are adjusted up or down based on the executive's overall performance evaluation.

Total Compensation Review

The Compensation Committee reviews each executive's base pay, any incentive bonus compensation, and any equity incentive awards annually. It can make adjustments to base salaries throughout the year as warranted.

Compensation Consultants / Peer Group Review / Market Study Comparisons

In 2015 the Compensation Committee engaged Meridian to develop a peer group of public banks similar in size and location to the Company. Based on the recommendations of Meridian, the Committee established the following peer group:

Company Name	Stock Ticker	City	State
Bank of Marin Bancorp	BMRC	Novato	CA
Cascade Bancorp	CACB	Bend	OR
Central Valley Community Bancorp	CVCY	Fresno	CA
CoBiz Financial Inc.	COBZ	Denver	CO
CU Bancorp	CUNB	Los Angeles	CA
First Foundation Inc.	FFWM	Irvine	CA
Guaranty Bancorp	GBNK	Denver	CO
Heritage Commerce Corp	HTBK	San Jose	CA
Heritage Financial Corporation	HFWA	Olympia	WA
Pacific Continental Corporation	PCBK	Eugene	OR
Pacific Mercantile Bancorp	PMBC	Costa Mesa	CA
Pacific Premier Bancorp, Inc.	PPBI	Irvine	CA
Sierra Bancorp	BSRR	Porterville	CA
TriCo Bancshares	TCBK	Chico	CA

The Compensation Committee utilized the peer group as a guide in designing 2016 compensation.

During 2016, the Compensation Committee utilized the services of Meridian to evaluate board and executive compensation and to assist in the design of the Company's equity grants to employees for 2016. Fees billed by Meridian in 2016 for advice and services provided to the Compensation Committee were $89,969. Meridian did not provide any other services to the Company in 2016.

2016 Executive Compensation Components

For the fiscal year ended December 31, 2016, the principal components of compensation for the NEOs were: i) base salary, ii) performance-based cash incentive bonuses, iii) equity awards, and iv) perquisites and other retirement benefits. The Company's policies and practices for each of the principal compensation components are explained in the following paragraphs.

Base Salary

Base salary is established based on market data and is adjusted based on individual performance, updated market data, and experience. The NEO base salaries were reviewed by the Compensation Committee in February 2016. CEO Lagomarsino received a 3.33% merit increase and NEOs Castle, Schack, and Osterbauer received 5.0%, 2.4% and 2.5% increases, respectively. Mr. Tucker was hired in the beginning of 2016 and therefore was not eligible for a base salary review in 2016. The Compensation Committee determined the base salaries were commensurate with the NEOs responsibilities and were competitive in the marketplace.

In July 2016, the Compensation Committee reviewed executive officer compensation data prepared by Meridian to review 2016 and evaluate 2017 executive compensation levels. In reviewing the data, it was determined that adjustments would be made to the base salaries in July 2016 for two NEOs: Messrs. Castle (increase of 9.5% to $230,000) and Schack (increase of 7.1% to 260,000). Furthermore, in September 2016, the Compensation Committee increased CEO Lagomarsino's base salary by 7.5% to $500,000.

Performance-Based Cash Bonus

Performance-based cash incentive bonuses for NEOs under the 2016 Incentive Plan are based on the overall performance of the Company for 2016, modified by individual performance. For 2016, the Committee set five (5) criteria to determine payout under the plan: net income after taxes, gross loan growth, deposit growth, non-accrual loans as a percent of gross loans, and classified loans as a percent of gross loans (measured against the Company's budget). Each of the criteria was weighted as follows:

    •
    Net Income After Taxes – 50%
    •
    Gross Loan Growth – 20%
    •
    Deposit Growth – 10%
    •
    Non-Accrual Loans as a % of Gross Loans – 10%
    •
    Classified Loans as a % of Gross Loans – 10%

The plan provided for pool payout levels at a threshold of 60%, a target of 100% and a maximum of 130% of the target payout for each of the above criteria. However, to be eligible for any payout under the plan, a minimum net income threshold level was required. Based on the Company's performance, the minimum threshold for net income was met.

Based on the Company's 2016 performance, the metrics as measured against the budget were as follows:

    •
    Net Income After Taxes – Between target and maximum
    •
    Gross Loan Growth – Between target and maximum
    •
    Deposit Growth – Maximum
    •
    Non-Accrual Loans as a % of Gross Loans – Maximum
    •
    Classified Loans as a % of Gross Loans – Between target and maximum

Prior to considering individual performance, payout under the plan equated to approximately 109% of payout with respect to the NEOs. In December 2016, the Compensation Committee determined that CEO Lagomarsino would receive $150,000 under the plan, which was 111% of target. The committee has also determined that NEOs Castle, Schack, Osterbauer and Tucker will receive $60,000, $45,000, $35,000, and $20,000, respectively under the plan. These amounts represent 136% of target for Mr. Castle, 90% of target for Mr. Schack, 167% of target for Mr. Osterbauer, and 57% of target for Mr. Tucker. For information on threshold, target and maximum amounts, please see the "Grants of Plan-Based Awards for Period Ending December 31, 2016" table.

Discretionary Bonuses

The Company may award discretionary bonuses to employees, including executive officers, for extraordinary performance by an individual. In October 2016, the Board awarded CEO Lagomarsino a bonus of $100,000 for her efforts in getting the Consent Order terminated. In December 2016, the Board awarded her a bonus of $100,000 for her efforts to prepare the Company for the pending acquisition by Pacific Premier Bank. In addition, Chief Risk Officer Tucker received a sign-on bonus of $30,000 in the beginning of 2016 and a $20,000 bonus in October 2016 for his efforts in building the Company's risk management program as well as for his efforts in getting the Consent Order terminated.

Equity Awards

The 2015 Equity Incentive Plan allows the Company to offer multiple equity vehicles as incentives, including stock options, restricted stock, restricted stock units and stock appreciation rights. Executives may be awarded a blend of equity incentives.

Equity awards are granted to allow executives to share in the growth and prosperity of the Company, to retain executives over the long term, to align the executives' interests with those of our shareholders, and to maintain competitive levels of total compensation. Awards to newly-hired executives (except for the CEO, which are approved by the Board of Directors) are made within prescribed Compensation Committee guidelines. A list of any awards made at the time of hire are provided to the Compensation Committee at its next regularly scheduled meeting. All equity awards for executives are reviewed by the Compensation Committee to ensure they have been made within pre-authorized limits and the parameters of the Company's equity compensation plans.

Executives may receive stock grants annually after being hired. With respect to annual grants, awards are granted upon recommendation by the CEO and approval by the Compensation Committee, considering the executive's level of responsibility and influence on the performance of the Company. Any grants to the CEO are determined by the Compensation Committee.

Annual grants are based on a target percentage of base salary for NEOs, but are subject to adjustment up or down due to individual performance. For 2016, the following guidelines were utilized for equity grants to executives during the annual review process:

	Long-Term Incentive Award (% of Salary)

Position	Threshold	Target	Maximum

CEO	0%	45%	68%

President/EVPs reporting to the CEO	0%	30%	45%

Other EVPs/SVPs	0%	25%	38%

These guidelines were developed based on a 2014 report prepared for the Company by McLagan, an independent compensation consultant.

The option strike price or restricted stock grant date value is based on the fair market value on the effective date of the grant.

In 2016, the Compensation Committee, with the assistance of Meridian, evaluated its methodology for granting equity awards. In prior years, equity awards to executives were granted in the form of options and/or restricted stock and grants could be made twice a year. The Compensation Committee determined in 2016 that equity grants will be made only once a year at the regularly scheduled Compensation Committee meeting in March of each year. In addition, stock options would no longer be used, instead senior executives would receive a combination of performance-based restricted stock units ("PRSUs") and time vesting restricted stock. 35% of NEO long-term incentive grants (75% with respect to the CEO) were in the form of PRSUs, with vesting based upon meeting performance goals at the end of a three-year period. The restricted stock grants vest over a three-year period in equal annual amounts. Awards made at the March 2016 meeting were granted on the first trading day in April 2016 based on the fair market value of the Company's common stock on such date. The equity awards granted in 2016 contain double trigger vesting in the event of a change in control and termination of employment without cause or for good reason within 12 months following the change in control.

The performance metrics for the 2016 PRSUs are:

    •
    Total Shareholder Return (TSR) – relative to Comparator Group (defined below), average percentile for the three calendar years within the Performance Period. TSR calculated as (Final Value – Initial Value + Dividends during Performance Period Reinvested) / Initial Value.

    •
    Final Value is average stock closing price during 20 trading days immediately preceding and including the last day of Performance Period.

    •
    Initial Value is average stock closing price during 20 trading days immediately preceding first day of Performance Period.

    •
    Return on Assets (ROA) – relative to Comparator Group, average percentile for the three calendar years within the Performance Period. ROA (percentage) calculated as (Annual Net Income / Average Annual Assets) × 100.

      Company Percentile Ranking:    50% of TSR average percentile ranking relative to Comparator Group during Performance Period, plus 50% of ROA average percentile ranking relative to Comparator Group during Performance Period.

The Comparator Group is comprised of all United States exchange-traded (NASDAQ, NYSE and NYSE Mkt) banks and thrift institutions with assets at the beginning of the Performance Period greater than $750 million and less than $4 billion. Any entity that is acquired or subject to bankruptcy filing is to be removed from the Comparator Group. Any entity that is the surviving entity in an acquisition or merger shall remain in the Comparator Group.

The vesting, and number of shares to be issued upon vesting, of the PRSUs is determined within 120 days following the end of the Performance Period as follows:

Company Percentile Ranking	Percentage of Target Shares Earned/Vested
Under 40th percentile	0%
40th percentile	35%
40th to 60th percentile	35%, plus 3.25% (or faction thereof) for each percentile (or fraction thereof) above 40th
60th percentile	100%
60th to 75th percentile	100%, plus 3.33% (or faction thereof) for each percentile (or fraction thereof) above 60th
75th percentile and above	150%

The Performance Period for the 2016 PRSU grants is three years (2016, 2017, and 2018). PRSUs cliff vest after three years, at the level earned from reaching the specific targets discussed above.

For actual awards to the NEOs for 2016, see "Grants of Plan-Based Awards for Period Ending December 31, 2016."

Perquisites and Other Benefits

Consistent with the Company's compensation objectives, NEOs are provided perquisites and other benefits that management believes are reasonable and consistent with the Company's overall compensation program and which keep the Company competitive in the marketplace. The Company periodically reviews the level of perquisites and other benefits provided to the NEOs for suitability with the program objectives.

The Company believes it is competitive with market practices by providing medical, dental, vision and life insurance, and a 401(k) employer matching contribution of $0.50 per dollar of employee contributions up to the first five percent (5%) of compensation, within applicable statutory limitations. Employer 401(k) contributions vest 25% for each year of service and are fully vested after the employee has four years of service.

Salary Continuation Agreement

The Company is party to a Salary Continuation Agreement, or SCA, with Chief Executive Officer Lagomarsino. The agreement is a non-qualified executive benefit plan that provides a post-employment monthly retirement benefit, or payments in the event of death or disability. Benefits vest over ten (10) years after the SCA issuance date and the benefit is $100,000 per year to be paid monthly for fifteen (15) years upon termination of employment with the Bank after attaining age 65. The agreement provides for a reduced lump sum payment in the event of early termination (without cause), and for monthly benefit payments in the event of disability, or death of the participant, or termination following a change in control. The SCA contains a change in control provision which entitles Ms. Lagomarsino to full benefits under the plan if employment is terminated within twelve (12) months of a defined change in control event. Upon such a termination, benefits are fully vested at 100% and payments commence immediately following termination. Currently, Ms. Lagomarsino is 50% vested in her benefit under the SCA.

Employment Contracts and Change in Control Arrangements

Employment Agreement.    On October 29, 2014, the Company and the Bank entered into an employment agreement with its President and Chief Executive Officer, Simone F. Lagomarsino. The agreement provides that Ms. Lagomarsino shall serve on the Board of Directors of the Company and the Bank.

Pursuant to the agreement, Ms. Lagomarsino receives a base salary and is eligible to earn an annual cash bonus award of a specified percentage of her base salary, based upon the achievement of annual performance goals established by the Compensation Committee. In addition, Ms. Lagomarsino is entitled to receive certain other benefits that the Bank extends to all of its executive employees, such as life insurance, disability insurance, health, dental, vision and other insurance benefits and 401(k) plan participation. Under the employment agreement, the Company may grant from time to time to Ms. Lagomarsino equity awards under and subject to the terms and conditions of the Company's equity compensation plans. Ms. Lagomarsino is entitled to fringe benefits and perquisites consistent with the practices of the Bank and the use of an automobile, and a gym or personal trainer in an amount not to exceed $500.00 per month.

In the event the employment of Ms. Lagomarsino is terminated by the Company or the Bank for "Cause", Ms. Lagomarsino is entitled to base salary earned, accrued vacation, unpaid annual bonus with respect to any completed calendar year immediately preceding the termination date, such employee benefits including equity compensation and deferred compensation, if any, as to which she may be entitled under the Bank's employee benefit plans as of the termination date, and unreimbursed business expenses, each through the date of termination (the "Accrued Amounts").

In addition to what Ms. Lagomarsino is entitled to in the event of termination for "Cause", if she is terminated without "Cause" or she terminates her employment for "Good Reason", Ms. Lagomarsino will receive: (i) equal installment payments over a one-year period, which are in the aggregate equal to her annual base salary for the year in which the termination date occurs, (ii) a lump sum payment equal to the product of (a) the annual bonus, if any, that she earned for the calendar year prior to the one in which the termination date occurs and (b) a fraction, the numerator of which is the number of days she was employed by the Company and the Bank during the year of termination and the denominator of which is the number of days in such year (the "Pro Rata Bonus"), (iii) any payments she is entitled to under her salary continuation agreement; and (iv) reimbursement for the difference between the monthly COBRA premiums paid by her for herself and her dependents and the monthly premiums paid by similarly situated active executives, if applicable, for up to twelve months following the occurrence of termination. (the "COBRA Benefits"). The treatment of any outstanding equity awards shall be determined in accordance with the terms of the Company's stock compensation plans pursuant to which the Company granted equity awards to Ms. Lagomarsino, and the applicable award agreements.

If Ms. Lagomarsino's employment is terminated on account of "Disability" or death, she (or her estate in the case of death) will receive the Accrued Amounts, and the Pro Rata Bonus in a lump sum.

If Ms. Lagomarsino terminates her employment for "Good Reason" or her employment is terminated without "Cause" within twelve (12) months following a "Change in Control", in addition to the Accrued Amounts, she is entitled to receive: (i) a lump sum payment equal to one (1) times the sum of her annual base salary and annual bonus for the year previous to the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the change in control occurs); (ii) equal installment payments over a two-year period, which are in the aggregate equal to two (2) times the sum of her annual base salary and annual bonus for the year previous to the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the change in control occurs); (iii) a lump Pro Rata Bonus; and (iv) COBRA Benefits, until the earliest of (A) the twenty-four month anniversary of her termination; (B) the date she is no longer eligible to receive COBRA coverage; and (C) the date on which she becomes eligible to receive substantially similar coverage from another employer. The treatment of any outstanding equity awards is to be determined in accordance with the terms of the Company's stock compensation plans pursuant to which the Company granted equity awards to Ms. Lagomarsino, and the applicable award agreements. See also "Salary Continuation Agreement." If any of the payments or benefits received or to be received by Ms. Lagomarsino constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code, the payments are to be reduced to avoid any excise tax.

As a condition to the receipt of any of the foregoing post-termination payments and benefits (except in the case of termination of employment due to death), Ms. Lagomarsino is required to provide the Company and the Bank with a general release from any and all claims, known and unknown, that Ms. Lagomarsino may have against the Company and/or the Bank.

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

Executive Salary Protection Agreements.    The Bank is a party to executive salary protection agreements with each of Jason Castle, Robert Osterbauer, and William Schack. Each of these agreements provide for severance benefits in the event of certain qualifying terminations of employment, occurring in connection with a change in control.

Pursuant to each of the executive salary protection agreements, in the event of a "change in control", the executives are entitled to severance benefits if the executive's employment is terminated (other than for cause), or the executive terminates his employment as a result of (a) a reduction by more than fifteen percent in base salary or annual bonus opportunity, other than a general reduction in base or bonus that affects all similarly situated employees in substantially the same proportions; (b) a relocation of the executive's principal place of employment by more than thirty-five miles; (c) removal from his appointed position (with respect to Mr. Schack only); (d) a material adverse change in the executive's assigned duties; or (e) the failure of a successor to assume and agree to perform the agreement, and such termination occurs within three months prior to, or within twelve months following, a "change in control."

Upon such a termination, each of Messrs. Castle, Osterbauer and Schack would be entitled to a lump sum equal to one and one-half times: (i) his annual salary at the rate in effect immediately prior to the triggering event; plus (ii) his cash bonus, if any, earned for the calendar year ended immediately prior to the occurrence of the triggering event. Messrs. Castle, Osterbauer and Schack also are entitled to reimbursement for the difference between the monthly COBRA premiums paid by them for themselves and their dependents and the monthly premiums paid by similarly situated active executives, if applicable, until the earliest of (i) the twelve-month anniversary of their termination; (ii) the date they are no longer eligible to receive COBRA coverage; and (iii) the date on which they become eligible to receive substantially similar coverage from another employer.

The agreements contain standard confidentiality and other business protection covenants, including covenants not to solicit or disparage.

As a condition to the receipt of any of the foregoing payments and benefits, the executive is required to provide the Bank with a general release from any and all claims, known and unknown, that the executive may have against the Bank.

Salary Protection Agreements.    In addition, the Company is a party to salary protection agreements with each of Joseph Stronks, Brooks Wise, Greg Gehlmann, Josh Tucker, and two other officers. Each of these agreements provide for severance benefits in the event of certain qualifying terminations of employment, occurring in connection with a change in control.

Pursuant to each of the salary protection agreements, in the event of a "change in control" the executives are entitled to severance benefits if the executive's employment is terminated (other than for cause), or the executive terminates his or her employment as a result of (a) a reduction by more than fifteen percent of his or her annual total cash compensation package (defined as the sum of (i) base salary, (ii) incentive bonus opportunity, and (iii) auto allowance , if applicable, other than a general reduction in annual total cash compensation that affects similarly situated employees in substantially the same proportions; (b) a relocation of the executive's principal place of employment by more than thirty-five miles; or (c) the failure of a successor to assume and agree to perform the agreement, and such termination occurs within three months prior to, or within twelve months following, a "change in control" event as defined in the agreement.

Upon such a termination, Mr. Stronks would be entitled to a lump sum equal to 100% of his base salary at the rate in effect immediately prior to the triggering event. Upon such a termination, Messrs. Wise, Gehlmann, Tucker and the two other executives would be entitled to a lump sum equal to 50% of their base salary at the rate in effect immediately prior to the triggering event.

The agreements contain standard confidentiality and other business protection covenants, including covenants not to solicit or disparage.

As a condition to the receipt of any of the foregoing payments and benefits, the executive is required to provide the Bank with a general release from any and all claims, known and unknown, that the executive may have against the Bank.

Evaluation for Excessive Risk

The following outlines the method by which the Company reviews and evaluates compensation policies and procedures to prevent unnecessary and excessive risks that could threaten the value of the Company:

    •
    Internal human resources, legal, and risk management personnel conduct a review of the components of the Company's incentive plans including any proposed design changes and report annually to the Compensation Committee.

    •
    The Company maintains an Executive Incentive Compensation Recovery Policy whereby the Company will require reimbursement of any incentive payment or long-term equity award to an executive officer where:

    •
    The payment was predicated upon achieving certain financial results that were subsequently the subject of a substantial restatement of Company financial statements filed with the SEC;

    •
    The Audit Committee determines the executive engaged in intentional misconduct that caused or substantially caused the need for the substantial restatement; and

    •
    A lower payment would have been made to the executive based upon the restated financial results.

    •
    To further mitigate risk, the Compensation Committee has responsibility for the evaluation and ratification of the Company's incentive compensation plans.

In making the above reviews, the Company and the Compensation Committee have not identified any risks arising from the Company's incentive compensation policies and practices for the Company's NEOs and its employees that are likely to have a material adverse effect on the Company. It is both the Compensation Committee's and management's intent to continue to evolve the Company's processes going forward by monitoring regulations and best practices for sound incentive compensation.

Summary Compensation Table

The following table sets forth summary compensation information for the president and chief executive officer, the chief financial officer and each of the other three (3) most highly compensated executive officers as of the end of the last fiscal year (collectively, the "NEOs").

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)

Simone F. Lagomarsino	2016	473,540	200,000	209,240	–	150,000	63,314	28,857	1,124,951
Chief Executive Officer/	2015	445,833	–	144,993	144,999	–	60,533	24,104	820,462
President of the	2014	424,566	–	324,987	324,981	125,000	57,875	30,779	1,288,188
Company and Bank

Jason C. Castle	2016	216,667	–	75,001	–	60,000	–	16,143	367,811
Executive Vice President/	2015	184,516	25,000	25,005	40,000	–	–	12,849	287,370
Chief Financial Officer	2014	162,373	7,500	59,999	73,990	12,888	–	38,608	355,358

William A. Schack	2016	248,938	–	79,993	–	45,000	–	16,537	390,468
Executive Vice President/	2015	235,474	20,000	21,003	14,001	–	–	17,868	308,346
Chief Credit Officer	2014	227,333	22,880	26,397	37,598	20,000	–	11,739	345,947

Robert D. Osterbauer	2016	231,715	–	60,003	–	35,000	–	23,544	350,262
Executive Vice President/	2015	226,986	15,000	14,998	10,001	–	–	23,992	290,977
Commercial Banking	2014	225,884	–	19,832	13,220	23,065	–	21,147	303,148
Division Manager, North
& Ag Lending

Joshua H. Tucker	2016	180,850	20,000	34,998	24,999	20,000	–	58,662	339,509
Executive Vice President/
Chief Risk Officer

(1)
Amounts shown include cash compensation received as well as amounts earned but deferred at the election of those officers under the 401(k) Plan.
(2)
Bonus amounts are shown in the year paid. In 2016, CEO Lagomarsino and Mr. Tucker received cash bonuses for their extraordinary contributions in 2016. See "Executive Compensation Components – Discretionary Bonus."
(3)
For the awards of stock, the dollar amount represents the grant date fair value computed in accordance with FASB ASC Topic 718. Includes PRSUs and restricted stock. See "Grants of Plan-Based Awards for Period Ending December 31, 2016." These amounts do not reflect the actual value that may be realized by the NEOs. Depending on our stock performance, the actual value may be more or less than the amount shown or zero. For actual value received in 2016 for awards granted in previous years, see the table "Option Exercises and Stock Awards Vested". See also "Outstanding Equity Awards at Fiscal Year End December 31, 2016."
(4)
Amounts shown reflect the fair value of stock options granted for the 2016, 2015 and 2014 fiscal years pursuant to FASB ASC Topic 718.
(5)
Non-equity incentive plan compensation is shown in the year earned. Typically, payouts under the plan are made in the year following the achievement of the performance metrics. An employee must be employed on the date of payout to be entitled to payout under the plan.
(6)
Amounts shown are the annual accrual dollar amounts under Ms. Lagomarsino's salary continuation agreement. This amount is determined annually based on the discount rate policy and pursuant to Financial Institutions Letter 16-2004.
(7)
All other compensation for the year that could not properly be reported in any other column. The specific elements are discussed below.

For Ms. Lagomarsino, amounts in 2016 include $8,359 in restricted stock dividends, automobile usage valued at $10,193, $4,766 in 401(k) Company matching contributions (as well as an additional 401(k) Company match of $4,375), and $1,164 in gym membership fees.

For Mr. Castle, amounts in 2016 include $2,988 in restricted stock dividends, an automobile allowance of $6,000, $5,820 in 401(k) Company matching contributions (as well as an additional 401(k) Company match of $595), $240 in gym membership fees, and a $500 new employee referral fee.

For Mr. Schack, amounts in 2016 includes $4,462 in restricted stock dividends, an automobile allowance of $6,000, $5,372 in 401(k) Company matching contributions (as well as an additional 401(k) Company match of $493), $160 in gym membership fees and a $50 gift card.

For Mr. Osterbauer, amounts in 2016 include $4,627 in restricted stock dividends, an automobile allowance of $12,000, $3,987 in 401(k) Company matching contributions (as well as an additional 401(k) Company match of $2,131), $750 Health Savings Account contribution, and a $50 gift card.

For Mr. Tucker, amounts in 2016 include $867 in restricted stock dividends, an automobile allowance of $5,864, $2,381 in 401(k) Company matching contributions, a $30,000 sign-on bonus, $19,500 in moving expenses, and a $50 gift card.

Grants of Plan-Based Awards for Period Ending December 31, 2016

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)(2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option

Name	Grant Date	Award Type	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh) (3)	Awards ($)

Simone F. Lagomarsino		STIP Payments (2)	81,000	135,000	175,500	–	–	–	–	–	–	–
Chief Executive Officer/	4/1/2016	RSA (4)	–	–	–	–	–	–	6,706	–	–	52,307
President of the Company and Bank	4/1/2016	Perf.-Based RSU-TSR (6)	–	–	–	3,742	10,690	16,035	–	–	–	78,465
	4/1/2016	Perf.-Based RSU-ROA (7)	–	–	–	3,521	10,060	15,090	–	–	–	78,468

Jason C. Castle		STIP Payments (2)	26,496	44,160	57,408	–	–	–	–	–	–	–
Executive Vice President/	4/1/2016	RSA (4)	–	–	–	–	–	–	6,250	–	–	48,750
Chief Financial Officer	4/1/2016	Perf.-Based RSU-TSR (6)	–	–	–	626	1,788	2,682	–	–	–	13,124
	4/1/2016	Perf.-Based RSU-ROA (7)	–	–	–	589	1,683	2,525	–	–	–	13,127

William A. Schack		STIP Payments (2)	29,952	49,920	64,896	–	–	–	–	–	–	–
Executive Vice President/	4/1/2016	RSA (4)	–	–	–	–	–	–	6,666	–	–	51,995
Chief Credit Officer	4/1/2016	Perf.-Based RSU-TSR (6)	–	–	–	667	1,907	2,861	–	–	–	13,997
	4/1/2016	Perf.-Based RSU-ROA (7)	–	–	–	628	1,795	2,693	–	–	–	14,001

Robert D. Osterbauer		STIP Payments (2)	12,564	20,939	27,221	–	–	–	–	–	–	–
Executive Vice President/ Commercial	4/1/2016	RSA (4)	–	–	–	–	–	–	5,000	–	–	39,000
Banking Division Manager, North	4/1/2016	Perf.-Based RSU-TSR (6)	–	–	–	501	1,431	2,147	–	–	–	10,504
& Ag Lending	4/1/2016	Perf.-Based RSU-ROA (7)	–	–	–	471	1,346	2,019	–	–	–	10,499

Joshua H. Tucker		STIP Payments (2)	15,132	24,220	31,486	–	–	–	–	–	–	–
Executive Vice President/	3/1/2016	RSA (5)	–	–	–	–	–	–	4,814	–	–	34,998
Chief Risk Officer	3/1/2016	ISO (8)	–	–	–	–	–	–	–	16,677	7.27	24,999

Black-Scholes Assumptions (9)

Grant Date	Risk-free rate of return	Dividend Yield	Volatility	Expected Life

3/1/2016	1.31%	3.30%	31.85%	5

(1)
Each of the NEOs participated in the 2016 Incentive Plan ("STIP"). The award opportunities presented in the table are based on percentages of salary and threshold, target and maximum levels of corporate performance. Awards are subject to adjustment for individual performance, and, as a result, actual individual awards may be less than the stated threshold amount and may exceed the stated maximum amount. Actual awards earned for 2016 are reported in the Summary Compensation Table under the column headed "Non-Equity Incentive Compensation."

(2)
STIP payment amounts assume minimum thresholds are met and executive is not otherwise disqualified due to individual performance evaluation scores. The minimum threshold level of corporate performance was met for 2016.

(3)
The option exercise price represents the fair market value of the Company's common stock at the close of the market on the date of grant.

(4)
Represents the grant date fair value of $7.80 per share as of April 1, 2016. Shares vest 33.33% a year over a three-year period beginning April 1, 2017.

(5)
Represents the grant date fair value of $7.27 per share as of March 1, 2016. Shares vest equally 20.00% a year over a five-year period beginning March 1, 2017.

(6)
Represents the grant date fair market value $7.80 per share. PRSUs are subject to forfeiture if the TSR performance metric is not met. PRSUs vest, if at all, three years from the date of grant. For a discussion of the awards, including information on the vesting percentages associated with threshold, target and maximum payout amounts, please see "Equity Awards" under "2016 Equity Compensation Components."

(7)
Represents the grant date fair market value. PRSUs are subject to forfeiture if the ROA performance measure is not met. The value of PRSUs with a ROA performance measure are calculated based on a Monte Carlo simulation value at the date of grant: $7.34 per share vs. a grant date value of $7.80 per share. PRSUs vest, if at all, three years from the date of grant. For a discussion of the awards, including information on the vesting percentages associated with threshold, target and maximum payout amounts, please see "Equity Awards" under "2016 Equity Compensation Components."

(8)
Options vest equally 33.33% a year over a three-year period beginning March 1, 2017.

(9)
The Black Scholes pricing model was used to derive the fair value of the option awards. The assumptions used in valuing the grants in 2016 are presented in the above table.

Outstanding Equity Awards at Fiscal Year End December 31, 2016

	Option Awards (5)					Restricted/Performance Share Awards (5)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)

Simone F. Lagomarsino	39,213	–	–	7.65	2/1/2024	7,081	87,309	7,081	(3)	87,309
Chief Executive Officer/	–	44,588	–	7.84	3/2/2025	6,164	76,002	6,164	(3)	76,002
President of the Company	–	–	–	–	–	6,706	82,685	–		–
and Bank	–	–	–	–	–	–	–	10,060	(4)	124,040
	–	–	–	–	–	–	–	10,690	(4)	131,808

Jason C. Castle	4,032	6,050	–	7.65	2/1/2024	4,707	58,037	–		–
Executive Vice President/	1,246	1,244	–	7.75	3/1/2024	2,222	27,397	–		–
Chief Financial Officer	5,019	5,018	–	7.01	9/2/2024	6,250	77,063	–		–
	1,730	5,189	–	7.84	3/2/2025	–	–	1,683	(4)	20,751
	3,684	11,048	–	7.50	9/1/2025	–	–	1,788	(4)	22,046

William A. Schack	9,252	–	–	6.15	7/1/2023	8,130	100,243	–		–
Executive Vice President/	2,192	2,192	–	7.75	3/1/2024	1,135	13,995	–		–
Chief Credit Officer	4,182	4,182	–	7.01	9/2/2024	1,786	22,021	–		–
	1,615	4,843	–	7.84	3/2/2025	6,666	82,192	–		–
	–	–	–	–	–	–	–	1,795	(4)	22,132
	–	–	–	–	–	–	–	1,907	(4)	23,513

Robert D. Osterbauer	12,564	6,283	–	5.00	5/1/2022	10,000	123,300	–		–
Executive Vice President/	2,984	995	–	6.65	8/1/2023	853	10,517	–		–
Commercial Banking	1,647	1,646	–	7.75	3/1/2024	1,275	15,721	–		–
Division Manager,	1,154	3,459	–	7.84	3/2/2025	5,000	61,650	–		–
North & Ag Lending	–	–	–	–	–	–	–	1,346	(4)	16,596
	–	–	–	–	–	–	–	1,431	(4)	17,644

Joshua H. Tucker	–	16,677	–	7.27	3/1/2026	4,814	59,357	–		–
Executive Vice President/
Chief Risk Officer

(1)
Equity incentive plan awards are subject to the Company meeting certain performance criteria. If performance measures are not met, no shares will vest.
(2)
The value indicated is based on the per share price of $12.30 as of the close of business on December 30, 2016.
(3)
Represents unvested performance-based restricted stock awards.
(4)
Represents PRSUs at a target number of shares. See "Grants of Planned Based Awards for Period Ending December 31, 2016."

(5)
The following tables provide the scheduled vesting of stock options, restricted stock awards, performance-based restricted stock awards ("PRSA"), and performance-based restricted stock units ("PRSU"). Stock options in the table are Incentive Stock Options ("ISO"), except where noted as Non-qualified Stock Options ("NQ"). Restricted stock awards are time-based restricted stock awards, except where noted as PRSA or PRSU.

Stock Options:

Vesting Date	Lagomarsino (#)	Castle (#)	Schack (#)	Osterbauer (#)	Tucker (#)

February 1, 2017	–	2,016	–	–	–

March 1, 2017	12,755	622	1,096	823	5,559

March 2, 2017	9,539 NQ	1,730	1,615	1,153	–

May 1, 2017	–	–	–	6,283	–

August 1, 2017	–	–	–	995	–

September 1, 2017	–	3,684	–	–	–

September 2, 2017	–	2,509	2,091	–	–

February 1, 2018	–	2,017	–	–	–

March 1, 2018	12,755	622	1,096	823	5,559

March 2, 2018	9,539 NQ	1,730	1,614	1,153	–

September 1, 2018	–	3,682	–	–	–

September 2, 2018	–	2,509	2,091	–	–

February 1, 2019	–	2,017	–	–	–

March 1, 2019	–	–	–	–	5,559

March 2, 2019	–	1,729	1,614	1,153	–

September 1, 2019	–	3,682	–	–	–

Restricted Stock Awards, Performance-based Restricted Stock Awards and Performance-based Restricted Stock Units:

Vesting Date	Lagomarsino (#)	Castle (#)	Schack (#)	Osterbauer (#)	Tucker (#)

February 1, 2017	7,081	1,569	–	–	–

March 1, 2017	–	–	1,135	853	–

March 2, 2017	3,082	–	893	638	963

March 31, 2017	10,163 PRSA	–	–	–	–

April 1, 2017	2,236	2,084	2,222	1,667	–

May 1, 2017	–	–	–	10,000	–

July 1, 2017	–	–	4,065	–	–

September 1, 2017	–	1,112	–	–	–

February 1, 2018	–	1,569	–	–	–

March 1, 2018	–	–	–	–	963

March 2, 2018	3,082	–	893	637	–

March 31, 2018	3,082 PRSA	–	–	–	–

April 1, 2018	2,235	2,083	2,222	1,667	–

July 1, 2018	–	–	4,065	–	–

September 1, 2018	–	1,110	–	–	–

February 1, 2019	–	1,569	–	–	–

March 1, 2019	–	–	–	–	963

April 1, 2019	2,235	2,083	2,222	1,666	–

April 1, 2019	20,750 PRSU	3,471 PRSU	3,702 PRSU	2,777 PRSU	–

March 1, 2020	–	–	–	–	963

March 1, 2021	–	–	–	–	962

Option Exercises and Stock Awards Vested / Forfeited in 2016

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting/(Forfeited) (#)	Value Realized on Vesting/(Forfeited) ($)(2)

Simone F. Lagomarsino
Chief Executive Officer/President of the	65,002	309,074	10,163	76,662
Company and Bank			(10,163)	(73,478)

Jason C. Castle
Executive Vice President/Chief Financial Officer	–	–	2,680	20,895

William A. Schack
Executive Vice President/Chief Credit Officer	–	–	6,093	47,005

Robert D. Osterbauer
Executive Vice President/Commercial Banking	–	–	12,544	102,909
Division Manager, North & Ag Lending

(1)
The value realized on exercise is the difference between the closing price of the Company's Common Stock on the date of exercise and the exercise price of the options multiplied by the number of shares acquired on exercise.
(2)
The value realized/forfeited on vesting is the closing price of the Company's Common Stock on the date of vesting/forfeiture multiplied by the number of shares vested/forfeited. Specific to Ms. Lagomarsino, 7,080 shares and 3,083 shares of time-based vesting restricted stock awards vested on February 1, 2016 and March 2, 2016, respectively. Also specific to Ms. Lagomarsino, the Compensation Committee determined that certain performance-based goals were not met and therefore a total of 10,163 shares of performance-based restricted stock awards were forfeited on February 24, 2016.

Pension Benefits Table – 2016

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)(1)	Payments During Last Fiscal Year ($)	Vested Percentage	Annual Benefit ($)

Simone F. Lagomarsino Chief Executive Officer/ President of the Company and Bank	Heritage Oaks Salary Continuation Agreement	5	298,568	–	50%	100,000

(1)
The benefit begins accruing at the effective date of the agreement and vests ten percent (10%) per year for up to ten (10) years. This is a non-qualified supplemental executive retirement plan and the benefit is paid out in equal monthly installments for 15 years, commencing at employment termination or at the age of 65. The benefit accelerates upon a change in control.

Potential Payments upon Termination or Change in Control

The table below summarizes the potential change-in-control benefits that would become payable to each of our NEOs as of December 31, 2016, based on the assumption that termination and/or a change in control occurred on such date, as provided under the NEOs' Employment Agreement and Salary Continuation Agreement (Ms. Lagomarsino) or Salary Protection Agreements (with respect to the other NEOs) as described in more detail in the CD&A. See "Salary Continuation Agreements" and "Employment Contracts and Change in Control Arrangements."

Benefits and payments upon termination	Termination without good reason ($)(5)	Involuntary termination not for cause ($)(5)	Termination/ change in control ($)(5)(6)	Disability ($)(5)	Death ($)(5)

Simone F. Lagomarsino
Severance (1)	–	750,000	2,250,000	–	–
Salary Continuation	149,284	149,284	1,500,000	1,500,000	1,500,000
Acceleration of option or award vesting	–	–	865,354	–	–
Medical and welfare benefits	–	19,474	19,474	–	–

Jason C. Castle
Severance (2)	–	–	435,000	–	–
Acceleration of option or award vesting	–	–	342,662	–	–
Medical and welfare benefits	–	–	10,911	–	–

William A. Schack
Severance (2)	–	–	457,500	–	–
Acceleration of option or award vesting	–	–	318,129	–	–
Medical and welfare benefits	–	–	10,560	–	–

Robert D. Osterbauer
Severance (2)	–	–	401,492	–	–
Acceleration of option or award vesting	–	–	320,204	–	–
Medical and welfare benefits	–	–	6,237	–	–

Joshua H. Tucker
Severance (3)	–	–	92,500	–	–
Acceleration of option or award vesting	–	–	143,742	–	–
401(k) Plan benefits (4)	–	–	1,871	–	–

(1)
See "Employment Contracts and Change in Control Arrangements – Employment Agreement." With respect to Termination/Change-in-Control, certain amounts are subject to cutback because of a provision of the named executive officer's employment agreement limiting such payments to the maximum amount permitted under Section 280G of the Code without creating adverse tax consequences. Any such reduction will be taken from cash severance.
(2)
See "Employment Contracts and Change in Control Arrangements – Executive Salary Protection Agreements."
(3)
See "Employment Contracts and Change in Control Arrangements – Salary Protection Agreements."
(4)
Unvested 401(k) Company match as of December 31, 2016.
(5)
Assumes events take place on December 31, 2016. Amounts in the table above do not take into consideration the terms of the Announced Merger with Pacific Premier Bancorp, Inc.
(6)
Assumes the acceleration of all unvested options, restricted stock, or PRSUs upon a change in control. Share value is as of December 31, 2016.

Payments for Voluntary Termination by NEO, Termination for Cause

In the event of an NEO's voluntary termination of employment (other than as specifically set forth in the agreement – for "Good Reason") or the Company's termination of the NEO's employment for "Cause," the NEO is not entitled to any special benefits under their respective employment or other agreements or any stock awards.

2016 Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on the Board of Directors in 2016.

Name	Fees Earned or Paid in Cash ($)(1)(1a)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Michael J. Morris	78,500	30,000	672	109,172

Michael J. Behrman	50,000	25,000	560	75,560

Donald H. Campbell (4)	28,500	25,000	560	54,060

Mark C. Fugate	50,000	25,000	560	75,560

Howard N. Gould	50,000	25,000	560	75,560

Dee Lacey	48,500	25,000	560	74,060

James J. Lynch	45,000	25,000	560	70,560

Daniel J. O'Hare	57,500	25,000	560	83,060

Michael E. Pfau	55,000	25,000	560	80,560

Alexander F. Simas	55,000	25,000	560	80,560

Stephen P. Yost	45,000	25,000	560	70,560

(1)
For the Company, the Chairman of the Board received an annual retainer of $15,700 for all meetings, including committee and Board meetings. All other directors received an annual retainer of $9,000. The director who served as chair of the Audit Committee received an annual retainer of $7,500, and directors who served as the chairs of the Compensation, and Enterprise Risk & Compliance Committees received an annual retainer of $5,000. The director who served as chair of the Nominating & Governance Committee received an annual retainer of $3,500. Executive Committee members (other than the Chairman and the CEO) received an annual retainer of $5,000. Any changes in annual retainers were pro-rated for the actual number of months in which they were in effect, and are paid monthly at one-twelfth (1/12) the annual rate, one (1) month in arrears.

In 2016, the Bank paid the law firm of Andre, Morris and Buttery $1,178 for legal services. Chairman Morris is the Chairman of the Board of the law firm of Andre, Morris and Buttery. The fees are not reflected in the table above.

(1a)
For the Bank, the Chairman of the Board received an annual retainer of $62,800 for all meetings, including committee and Board meetings. All other directors received an annual retainer of $36,000. Directors who served as chair of either the Loan or Asset/Liability and Investment ("ALCO") Committees received an annual retainer of $5,000. Any changes in annual retainers were pro-rated for the actual number of months in which they were in effect, and are paid monthly at one-twelfth (1/12) the annual rate, one (1) month in arrears.
(2)
Market value of shares of restricted stock awards granted to non-employee directors on September 1, 2016 pursuant to the 2015 Equity Incentive Plan. All non-employee directors received a grant of 3,101 shares of restricted stock. Mr. Morris received an additional 621 restricted shares for his efforts as Chairman of the Board. Shares vest one year after the grant date.
(3)
Dividends on unvested restricted stock.
(4)
Don Campbell was a board member until May 25, 2016. Includes Director Emeritus fees of $1,000 per month paid from July 2016 through December 2016, and a one-time stock grant.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

On May 27, 2015, the Company's shareholders approved the 2015 Equity Incentive Plan pursuant to which directors, officers and other Company or Bank employees may be granted equity based awards. Equity-based awards allowed by this plan include Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Performance Share Awards, or any combination thereof. Some equity-based awards were made in 2016 in connection with the hiring or promotion of certain executive officers. All other awards in 2016 were made pursuant to periodic reviews of the senior executives and are reflected for the NEOs in the tables herein.

Prior to its expiration on March 25, 2015, the Company maintained the 2005 Equity Based Compensation Plan. Since its expiration, no further awards can be made under this plan.

Equity based awards are provided to align employees' performance with shareholder interests. The Compensation Committee may review any type of performance criteria, market comparison, and extraordinary events when making the decision to offer an equity-based award.

See also "Item II – Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Security Ownership of Certain Beneficial Owners and Management

As of February 23, 2017, no individual known to the Company owned more than five percent (5%) of the outstanding shares of its common stock, except as described below. The following table reflects the common stock outstanding at February 23, 2017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Carpenter Fund Manager, GP, LLC	5,873,016 (1)	17.07%
5 Park Plaza Irvine, CA 92614

Patriot Financial Partners, L.P.	3,722,025 (2)	10.82%
2929 Arch Street, 27th Floor Philadelphia, PA 19104

Banc Funds Co. LLC	1,788,348 (3)	5.20%
20 North Wacker Drive, Suite 3300 Chicago, IL 60606

(1)
Carpenter Fund Manager GP, LLC ("Fund Manager") is the general partner of each of Carpenter Community BancFund, LP; Carpenter Community BancFund-A, LP; and Carpenter Community BancFund-CA, L.P (the "Carpenter Funds").
(2)
Patriot Financial Partners, GP, LP ("Patriot GP") is a general partner of each of Patriot Financial Partners, LP and Patriot Financial Partners Parallel, LP (together, the "Funds") and Patriot Financial Partners, GP, LLC ("Patriot LLC") is a general partner of Patriot GP. In addition, each of W. Kirk Wycoff, Ira M. Lubert and James J. Lynch are general partners of the Funds and Patriot GP and members of Patriot LLC. Accordingly, securities owned by the Funds may be regarded as being beneficially owned by Patriot GP, Patriot LLC and each of W. Kirk Wycoff, Ira M. Lubert and James J. Lynch.
(3)
This information is based on a Schedule 13G filed with the SEC February 14, 2017. The Banc Funds Company, LLC, ("TBFC") is the general partner of MidBanc VI LP, MidBanc VII LP, and MidBanc VIII LP. The general partners of Banc Fund VI L.P., Banc Fund VII L.P., and Banc Fund VIII L.P., are MidBanc VI LP, MidBanc VII LP, and MidBanc VIII LP,

  respectively. Charles J. Moore is the principal owner of TBFC and the manager of each of Banc Fund VI L.P., Banc Fund VII L.P., and Banc Fund VIII L.P. and therefore has voting and dispositive power over these securities.

The following table sets forth as of February 23, 2017, the number of shares of the Company's common stock which may be deemed to be beneficially owned by (i) each of the directors, (ii) each Named Executive Officer, and (iii) all directors and executive officers as a group, and the percentage of the outstanding common stock beneficially owned by such persons. Please see Footnotes referenced below.

Name of Beneficial Owner	Names and Offices Held with Heritage Oaks Bancorp	Common Shares Beneficially Owned (1)	Shares Issuable Upon Exercise of Options (2)	Percentage of Shares Outstanding (2)
Directors: (1)(2)
Michael J. Morris	Chairman	68,804	17,875	*
Michael E. Pfau	Vice Chairman	86,541	12,625	*
Michael J. Behrman	Director	94,137	12,625	*
Mark C. Fugate	Director	132,211	17,875	*
Howard N. Gould (3)	Director	5,882,821	0	16.96%
Dee Lacey	Director	111,735	17,875	*
Simone F. Lagomarsino	Director and President/ Chief Executive Officer of the Company and Bank	201,454	61,507	*
James J. Lynch (4)	Director	3,722,025	7,500	10.75%
Daniel J. O'Hare (5)	Director	68,045	17,875	*
Alexander F. Simas	Director	72,786	17,875	*
Stephen P. Yost	Director	39,474	0	*
Other Named Executive Officers:
Jason C. Castle	Executive Vice President/ Chief Financial Officer	17,656	20,079	*
William A. Schack	Executive Vice President/ Chief Credit Officer	24,423	19,952	*
Robert D. Osterbauer	Executive Vice President/ Commercial Banking Division Manager, North & Ag Lending	30,683	20,325	*
Joshua H. Tucker	Executive Vice President/ Chief Risk Officer	4,814	5,559	*
Other Executive Officers:		20,583	35,297	*
All Directors and Executive Officers as a Group (18 persons):		10,578,192	284,844	31.32%

*
Indicates less than 1% of outstanding shares.

(1)
Except as otherwise indicated in these notes, and subject to applicable community property laws and shared voting and investment power, the table includes shares held by each person's spouse and minor children; shares held by a family trust as to which such person is a trustee with sole voting and investment power (or shares power with a spouse); and/or shares held in an Individual Retirement Account as to which such person has pass-through voting rights and investment power. Includes restricted stock not fully vested.
(2)
Includes shares of Common Stock subject to stock options exercisable within 60 days of February 23, 2017.
(3)
Carpenter Fund Manager GP, LLC ("Fund Manager") is the general partner of each of Carpenter Community BancFund, LP, Carpenter Community BancFund-A, LP, and Carpenter Community BancFund-CA, LP, (together, the "Carpenter Funds"). Mr. Gould serves as one of five Managing Members of Fund Manager and as such holds shared voting and investment power with respect to 5,873,016 shares. Mr. Gould disclaims beneficial ownership of these shares.
(4)
Patriot Financial Partners, GP, LP ("Patriot GP") is the sole general partner of each of Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, LP (together, the "Funds"). Accordingly, securities owned by the Funds may be regarded as being beneficially owned by Patriot GP. Patriot Financial Partners GP, LLC ("Patriot LLC") is the general partner of Patriot GP. Accordingly, securities owned or deemed to be owned by Patriot GP may be regarded as being beneficially owned by Patriot LLC. Mr. Lynch is a general partner of the Funds and Patriot GP and a member of Patriot LLC.
(5)
Includes 20,354 shares held as a trustee of Glenn, Burdette, Phillips and Bryson Tax and Business Services, Inc. 401(k) and 33,732 shares held in his own 401(k).

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Director Independence

Each of the Company's directors is "independent" within the meaning of NASDAQ's Marketplace Rules, except for Simone F. Lagomarsino, the CEO and President of the Company.

Indebtedness and Other Transactions with Directors and Executive Officers

In accordance with the Code of Conduct, the Board of Directors is responsible for reviewing and acting upon all related party transactions required to be disclosed by Item 404(a) of Regulation S-K (i.e., a transaction between the Company and a related party where the amount involved exceeds $120,000 and the related party has a direct or indirect material interest) for potential conflicts of interest. All transactions with related persons require prior approval of the Board of Directors. Related parties include any of our directors, director nominees and executive officers, any person known to own more than 5% of our common stock, the immediate family members of any of the foregoing persons, and any corporation or other entity in which the foregoing persons are employed or are a general partner, principal or owner of greater than 5% of the entity's stock.

Prior to engaging in any such transactions, a description of the nature and structure of the transaction, along with any necessary supporting documentation, is submitted to the Board of Directors. In determining whether to approve a reportable related party transaction, the Board of Directors will consider, among other things, the following:

    Whether the terms of the transaction are fair to the Company;
    Whether the transaction is material to the Company;
    The importance of the related person to the transaction;
    The role the related person has played in arranging the transaction;
    The structure of the transaction; and
    The interests of all related persons in the transaction.

The Company will only enter into a related party transaction if the Board of Directors determines that the transaction is beneficial to the Company, and the terms of the transaction are fair to the Company. The Company did not enter into any reportable related party transactions during 2016; however, the Company did enter into certain non-material transactions with related parties. See Note 20. Related Party Transactions, of the consolidated financial statements filed on this Form 10-K.

Additionally, the Company's subsidiary, Heritage Oaks Bank, has had and expects to have banking transactions in the ordinary course of business with related persons on substantially the same terms (including interest rates, collateral and repayment terms) as those prevailing at the time for comparable loans with persons not related to the Company. During 2016 no loan to any related person involved more than normal risk of collectability nor do any of the loans include any features that would be considered unfavorable to the Bank. All loans to directors or executive officers would be subject to the limitations prescribed by California Financial Code Section 3370, et seq. and by the Financial Institutions Regulatory and Interest Rate Control Act of 1978.

Item 14.   Principal Accounting Fees and Services

INDEPENDENT PUBLIC ACCOUNTANTS

The firm of Crowe Horwath LLP ("Crowe"), independent registered public accounting firm, has been selected by the Audit Committee of the Board of Directors to perform audit services for the Company and its subsidiary, Heritage Oaks Bank, for the fiscal year ending December 31, 2016, and such selection has been approved by resolution of the Board of Directors.

Crowe Horwath LLP served the Company as independent registered public accountants for the 2016 and 2015 fiscal years. Crowe has no interest, financial or otherwise, in the Company.

Fees

The following table sets forth the aggregate fees (including expenses) billed for audit services, as well as fees billed with respect to audit-related, tax and all other services, provided by Crowe to the Company and its related entities for the last two fiscal years.

	2016	2015
Fees by Category:
Audit fees	$364,725	$386,668
Audit related fees	24,100	21,850
Tax fees	–	–
All other fees	50,337	182,895

Total	$439,162	$591,403

Description of Services

Audit Fees consist of fees billed for professional services rendered in connection with the audit of our annual consolidated financial statements and internal control over financial reporting, review of consolidated financial statements included in Form 10-Qs, review of certain periodic reports and other documents filed with the SEC, and services that are normally provided in connection with statutory or regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements, including employee benefit plan audits and HUD reporting.

All Other Fees include fees related to an Anti-Money Laundering ("AML") system validation review for Heritage Oaks Bank in 2016 and 2015.

Preapproval of Services by Principal Accountant

The Audit Committee will consider annually and, if appropriate, approve audit services by its principal accountant. In addition, the Audit Committee will consider and, if appropriate, pre-approve certain defined audit and non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements. For the fiscal year 2016, the Audit Committee considered the services provided by Crowe compatible with maintaining the principal accountant's independence. 100% of the audit-related, tax and other fees were pre-approved. The Charter for the Audit Committee contains policies and procedures for pre-approval of audit and non-audit services from the Company's independent public accountant.

AUDIT COMMITTEE REPORT

The material in this report is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this filing and irrespective of any general incorporation language therein.

The Audit Committee currently consists of six (6) members of the Board of Directors, each of whom is independent under the NASDAQ Marketplace Rules and SEC rules and regulations applicable to audit committees. The Board of Directors has adopted, and annually reviews, an Audit Committee charter, available on the Company's investor relations website at www.heritageoaksbancorp.com. The charter specifies the scope of the Audit Committee's responsibilities and how it carries out those responsibilities.

In performing its functions, the Audit Committee met fourteen (14) times during the year and regularly met in executive session without Bank management. The Audit Committee acts only in an oversight capacity and necessarily relies on the work and assurances of the Company's management, which has the primary responsibility for financial statements and reports, and of the independent accountants. The independent accountants, in their report, express an opinion on the conformity of the Company's annual financial statements with accounting principles generally accepted in the United States of America and on the Company's internal control over financial reporting and compliance. In addition, the Audit Committee engages outside consultants who advise it on internal control and credit quality matters. It also maintains a process for handling employee complaints regarding accounting procedures and internal controls.

The Audit Committee has reviewed and discussed the Company's December 31, 2016, audited financial statements with management and with Crowe, the Company's independent registered public accounting firm. The Audit Committee has also discussed with Crowe the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380).

The Audit Committee has also received from Crowe the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence and has discussed with Crowe their independence from the Company.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the December 31, 2016 audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Submitted by the Audit Committee of the Board

Daniel J. O'Hare (Chairman)
Mark C. Fugate
Dee Lacey
Michael Pfau
Alexander F. Simas
Stephen Yost

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

Reference is made to the Exhibit Index on page 187 for exhibits filed as part of this report.

(b)(c)   Additional Financial Statements

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Oaks Bancorp

Date: March 3, 2017

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

/s/ Michael J. Morris Michael J. Morris	Chairman of the Board of Directors	March 3, 2017
/s/ Michael E. Pfau Michael E. Pfau	Vice Chairman of the Board of Directors	March 3, 2017
/s/ Michael J. Behrman Michael J. Behrman	Director	March 3, 2017
/s/ Mark C. Fugate Mark C. Fugate	Director	March 3, 2017
/s/ Howard N. Gould Howard N. Gould	Director	March 3, 2017
/s/ Dolores T. Lacey Dolores T. Lacey	Director	March 3, 2017
/s/ Simone F. Lagomarsino Simone F. Lagomarsino	Director	March 3, 2017
/s/ James J. Lynch James J. Lynch	Director	March 3, 2017
/s/ Daniel J. O'Hare Daniel J. O'Hare	Director	March 3, 2017
/s/ Alexander F. Simas Alexander F. Simas	Director	March 3, 2017
/s/ Stephen P. Yost Stephen P. Yost	Director	March 3, 2017

Exhibit Index

(2.1)	Agreement and Plan of Merger, dated October 21, 2013, by and between Heritage Oaks Bancorp and Mission Community Bancorp incorporated by reference from Exhibit 2.1 to the Form 8-K filed with the SEC on October 22, 2013, Commission File No. 000-225020.
(2.2)	Agreement and Plan of Reorganization, dated December 12, 2016, by and between Pacific Premier Bancorp, Inc. and Heritage Oaks Bancorp incorporated by reference from Exhibit 2.1 to the Form 8-K filed with the SEC on December 13, 2016, Commission File No. 000-225020.
(3.1)	Articles of Incorporation incorporated by reference from Exhibit 3.1a to Registration Statement on Form S-4 Commission File No. 33-77504 filed with the SEC on April 8, 1994.
(3.2)	Amendment to the Articles of Incorporation incorporated by reference from the Company's 10-KSB for the year ending December 31, 1997 filed with the SEC on March 27, 1998, Commission File No. 000-25020.
(3.3)	Certificate of Amendment of Articles of Incorporation incorporated by reference from the Form 8-K filed with the SEC on March 5, 2009, Commission File No. 000-25020.
(3.4)	Bylaws, as amended, incorporated by reference from the Registration Statement on Form S-3, filed with the SEC on April 23, 2009, Commission File No. 333-158732.
(3.5)	Amendment to Article 3.3 of the Bylaws, incorporated by reference from the Form 8-K filed with the SEC on May 24, 2013, Commission File No. 000-25020.
(4.1)	Specimen form of the Company's Common stock certificate incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 Commission File No. 33-77504 filed with the SEC on April 8, 1994.
(4.2)	Certificate of Determination of Series C Convertible Perpetual Preferred Stock incorporated by reference from the Form 8-K filed with the SEC on March 15, 2010, Commission File No. 000-25020.
(10.1)	2015 Equity Incentive Plan, incorporated by reference from Appendix C to the Definitive Proxy Statement filed on Form DEF-14A with the SEC on April 30, 2015, Commission File No. 000-25020.*
(10.2)	1997 Stock Option Plan incorporated by reference from Exhibit 4a to Registration Statement on Form S-8 No.333-31105 filed with the SEC on July 11, 1997 as amended, incorporated by reference, from Registration Statement on Form S-8, Commission File No. 333-83235 filed with the SEC on July 20, 1999.*
(10.3)	Form of Stock Option Agreement incorporated by reference from Exhibit 4b to Registration Statement on Form S-8 Commission File No. 333-31105 filed with the SEC on July 11, 1997.*
(10.4)	2005 Equity Based Compensation Plan incorporated by reference from Appendix C to the Definitive Proxy Statement filed on Form DEF-14A with the SEC on May 6, 2005, Commission File No. 000-25020.*
(10.5)	Form of Salary Continuation Agreement incorporated by reference from the Company's Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, Commission File No. 000-25020.*
(10.6)	Sixth Amendment to Service Bureau Processing Agreement dated July 6, 2010 between Fidelity Information Services, Inc. and Heritage Oaks Bank, incorporated by reference from the Form 8-K filed with the SEC on July 9, 2010, Commission File No. 000-25020.
(10.7)	Registration Rights Agreement, incorporated by reference from the Form 8-K filed with the SEC on March 10, 2010, Commission File No. 000-25020.

(10.8)	Stipulation to the Issuance of a BSA Consent Order and BSA Consent Order between Heritage Oaks Bank and the Federal Deposit Insurance Corporation and the California Department of Business Oversight, dated November 5, 2014, incorporated by reference from the Form 8-K filed with the SEC on October 30, 2014, Commission File No. 000-25020.
(10.9)	Exchange Agreement by and between Heritage Oaks Bancorp and Castle Creek Partners IV, LP, dated October 29, 2014, incorporated by reference from the Form 8-K/A filed with the SEC on October 31, 2014, Commission File No. 000-25020.
(10.10)	First Amendment to Exchange Agreement by and between Heritage Oaks Bancorp and Castle Creek Partners IV, LP, dated December 22, 2014, incorporated by reference from the Form 8-K filed with the SEC on December 24, 2014, Commission File No. 000-25020.
(10.11)	Employment Agreement by and among Simone F. Lagomarsino and Heritage Oaks Bancorp and Heritage Oaks Bank, dated October 29, 2014, incorporated by reference from the Form 8-K filed with the SEC on October 30, 2014, Commission File No. 000-25020.*
(10.12)	Salary Protection Agreement by and among Jason Castle and Heritage Oaks Bancorp and Heritage Oaks Bank, dated August 17, 2015, incorporated by reference from the Form 10-Q filed with the SEC on October 30, 2015, Commission File No. 000-25020.*
(10.13)	Executive Salary Protection Agreement dated July 24, 2015 by and between Heritage Oaks Bank and Robert Osterbauer, incorporated by reference from the Form 10-Q filed with the SEC on July 30, 2015, Commission File No. 000-25020.*
(10.14)	Form of Performance Based Restricted Stock Units Agreement (2016 Grants – 2015 Equity Incentive Plan), incorporated by reference from the Form 10-Q filed with the SEC on August 5, 2016, Commission File No. 000-25020.*
(10.15)	Form of Restricted Stock Award Agreement (2015 Equity Incentive Plan), incorporated by reference from the Form 10-Q filed with the SEC on August 5, 2016, Commission File No. 000-25020.*
(10.16)	Heritage Oaks Bancorp Severance Policy dated December 11, 2016*/**
(21)	Subsidiaries of the Company. Heritage Oaks Bank is the only financial subsidiary of the Company.
(23.1)	Consent of Independent Registered Accounting Firm**
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following materials from the Company's annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014 (v) Consolidated Statements of Cash Flows, for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
*
Management contract or compensatory plan agreement.
**
Filed herewith.